Form 10-Q
period 2005-06-30
HOKU SCIENTIFIC INC
filed 2005-09-19
CIK 1178336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO                     .

Commission File Number: 0-51458

HOKU SCIENTIFIC, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	99-0351487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1075 Opakapaka Street

Kapolei, Hawaii 96707

(Address of principal executive offices, including zip code)

(808) 682-7800

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant is an accelerated file (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Common Stock, par value $0.001 per share, outstanding as of August 31, 2005: 16,138,110.

HOKU SCIENTIFIC, INC.

FORM 10-Q

For the Quarter Ended June 30, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HOKU SCIENTIFIC, INC.

BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2005	June 30, 2005	Pro forma, as adjusted, Stockholders’ Equity as of June 30, 2005 (see note 11)
Assets
Cash and cash equivalents	$2,552	$321
Short-term investments	1,607	5,246
Accounts receivable	3,572	10
Inventory	61	65
Costs of uncompleted contracts	261	613
Other current assets	180	554

Total current assets	8,233	6,809
Property, plant and equipment, net	2,218	3,317
Other assets	331	1,267

Total assets	$10,782	$11,393

Liabilities and Stockholders’ Equity
Accounts payable	$17	$23
Accrued expenses	263	1,251
Deferred revenue	4,244	3,106
Current portion of capital lease obligation	9	9
Other current liabilities	12	13

Total current liabilities	4,545	4,402
Long-term portion of capital lease obligation	5	3

Total liabilities	4,550	4,405

Stockholders’ Equity:
Convertible Series A preferred stock, no par value and $0.001 par value as of March 31, 2005 and June 30, 2005, respectively. Authorized 2,036,768 shares; issued and outstanding 2,036,658 shares as of March 31, 2005 and June 30, 2005, respectively; and aggregate liquidation preference of $1,527,5000; no shares issued and outstanding pro forma, as adjusted	1,495	1,495
Convertible Series B preferred stock, no par value and $0.001 par value as of March 31, 2005 and June 30, 2005, respectively. Authorized 333,350 shares; issued and outstanding 333,333 shares as of March 31, 2005 and June 30, 2005, respectively; and aggregate liquidation preference of $1,000,000; no shares issued and outstanding pro forma, as adjusted	1,000	1,000
Convertible Series C preferred stock, no par value and $0.001 par value as of March 31, 2005 and June 30, 2005, respectively. Authorized 3,550,177 shares as of March 31, 2005 and June 30, 2005, respectively; issued and outstanding 3,549,997 as of March 31, 2005 and June 30, 2005, respectively; and aggregate liquidation preference of $5,325,000 as of March 31, 2005 and June 30, 2005, respectively; no shares issued and outstanding pro forma, as adjusted	5,325	5,325
Common stock, no par value and $0.001 par value as of March 31, 2005 and June 30, 2005, respectively. Authorized 18,667,600 shares as of March 31, 2005 and June 30, 2005, respectively; issued and outstanding 6,155,834 and 6,538,333 as of March 31, 2005 and June 30, 2005, respectively; 16,141,521 shares issued and outstanding pro forma, as adjusted	6	6	$16
Additional paid-in capital	4,959	5,374	31,736
Accumulated deficit	(6,506)	(6,165)	(6,165)
Accumulated other comprehensive loss	(47)	(47)	(47)

Total stockholders’ equity	6,232	6,988	$24,518

Total liabilities and stockholders’ equity	$10,782	$11,393

See accompanying notes to financial statements

HOKU SCIENTIFIC, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,
	2004	2005
Service and license revenue	$100	$1,148
Cost of service and license revenue(1)	—	144

Gross margin	100	1,004
Operating expenses:
Selling, general and administrative(1)	414	513
Research and development(1)	447	245
Total operating expenses	861	758

Income (loss) from operations	(761)	246
Interest and other income	11	37

Income (loss) before income tax benefit	(750)	283
Income tax benefit	(71)	(58)

Net income (loss)	$(679)	$341

Basic net income (loss) per share	$(0.14)	$0.05

Diluted net income (loss) per share	$(0.14)	$0.03

Shares used in computing basic net income (loss) per share	4,912,499	6,410,833

Shares used in computing diluted net income (loss) per share	4,912,499	12,923,291

Pro forma, as adjusted, basic net income per share		$0.02

Pro forma, as adjusted, diluted net income per share		$0.02

Shares used in computing pro forma, as adjusted, basic net income per share		16,014,021

Shares used in computing pro forma, as adjusted, diluted net income per share		16,606,491

(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$—	$4
Selling, general and administrative	227	326
Research and development	61	63

Total	$288	$393

See accompanying notes to financial statements

HOKU SCIENTIFIC, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended June 30,
	2004	2005
Cash flows from operating activities:
Net income (loss)	$(679)	$341
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34	54
Stock-based compensation	288	414
Changes in operating assets and liabilities:
Accounts receivable	(100)	3,562
Inventory	(79)	(352)
Costs of uncompleted contracts	—	(4)
Other current assets	61	(374)
Other assets	—	317
Accounts payable	(15)	6
Accrued expense	—	988
Deferred revenue	500	(1,138)
Other current liabilities	46	1

Net cash provided by operating activities	56	3,815

Cash flows from investing activities:
Proceeds from short-term investments	1,300	1,550
Purchases of short-term investments	—	(5,189)
Acquisition of property and equipment	(155)	(1,153)

Net cash provided by (used in) investing activities	1,145	(4,792)

Cash flows from financing activities:
Principal repayment of capital lease obligation	(2)	(2)
Proceeds from issuance of common stock, net	2,525	—
Capitalized costs of IPO	—	(1,253)
Exercise of common stock warrants	—	1

Net cash provided by (used in) financing activities	2,523	(1,254)

Net increase (decrease) in cash and cash equivalents	3,724	(2,231)
Cash and cash equivalents at beginning of period	901	2,552

Cash and cash equivalents at end of period	$4,625	$321

See accompanying notes to financial statements

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies and Practices

(a)	Business

Hoku Scientific, Inc., or the Company, designs, develops and manufactures membrane electrode assemblies, or MEAs, and non-fluorinated membranes for proton exchange membrane fuel cells.

(b)	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management these unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2005 and the Company’s results of operations and cash flows for the three months ended June 30, 2004 and 2005. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period. These financial statements and notes should be read in conjunction with the Company’s financial statements for the fiscal year ended March 31, 2005 contained in the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on August 5, 2005.

(c)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of any contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the period reported. Management reviews these estimates and assumptions periodically and reflects the effect of revisions in the period that they are determined to be necessary. Actual results could differ significantly from those estimates and assumptions.

(d)	Concentration of Credit Risk

Significant customers represent those customers that account for more than 10% of the Company’s total revenue. Nissan Motor Co. Ltd., or Nissan, accounted for $1.1 million of total revenue, or approximately 100% of revenue as a percentage of total revenue for the three months ended June 30, 2005, as compared to Nissan accounting for $100,000 of total revenue, or 100% of revenue as a percentage of total revenue, for the three months ended June 30, 2004.

The primary location of business for Nissan is Japan. All contracts are denominated in U.S. dollars.

(e)	Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. In addition, indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS-(Continued)

(2)	Deferred Revenue

Pursuant to the Company’s revenue recognition policy, the following amounts were recorded as deferred revenue since the contracts were not yet complete as of June 30, 2005:

Nissan Motor Co., Ltd.

In September 2004, the Company entered into two contracts with Nissan, an engineering contract that called for the customization of Hoku MEAs for integration into Nissan’s automotive fuel cells and a membrane and MEA purchase contract. As of March 31, 2005, Nissan had been invoiced for $400,000 under the engineering contract, which was received during the three months ended June 30, 2005. During the three months ended June 30, 2005, $52,000 was recognized as revenue and $271,000 was deferred pending delivery of the remaining products in accordance with the license contract. Approximately $77,000 of revenue related to this contract was recognized in fiscal year 2005. Under the license contract, the Company agreed to manufacture for Nissan specified volumes of Hoku Membranes and Hoku MEAs for specified prices. Nissan paid the Company $1.3 million upon execution of the contract as a prepayment for Hoku MEAs and Hoku Membranes. During the three months ended June 30, 2005, $170,000 was recognized as revenue and $880,000 was deferred pending delivery of the remaining products. The remaining $250,000 was recognized as revenue in fiscal year 2005. The two contracts are being accounted for as a single arrangement, and the entire arrangement fee is being recognized over the license period in proportion to the delivery of MEAs and/or membranes to Nissan as compared to total estimated deliveries of MEAs and/or membranes to be made during the license period. These deliveries occur periodically throughout the license period and are based upon delivery schedules from Nissan consistent with its testing activities.

In fiscal 2005, the Company entered into a collaboration contract with Nissan to develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. Under the collaboration contract, Nissan paid the Company $2.8 million upon execution of the contract which was recorded as deferred revenue as of March 31, 2005. Revenue is being recognized on a straight-line basis as the engineering services are rendered and for product deliveries also on a straight-line basis over the remaining term of the collaboration contract. During the three months ended June 30, 2005, $920,000 was recognized as revenue and $1.9 million was deferred as of June 30, 2005, pending the completion of the remaining engineering services.

U.S. Navy - Naval Air Warfare Center Weapons Division

In March 2005, we were awarded a contract with the U.S. Navy to develop and demonstrate a PEM fuel cell power plant prototype that incorporates our Hoku MEAs within IdaTech, LLC, or IdaTech, fuel cell stacks and integrated fuel cell systems. As of June 30, 2005, $112,000 was recorded as deferred revenue. Under the contract, the U.S. Navy will pay us up to an additional aggregate amount of $2.0 million as milestones are completed under the contract.

If we meet the milestones, the U.S. Navy may also exercise two options. The first option is to purchase 11 fuel cell power plants for which the U.S. Navy has agreed to pay us a total of $1.1 million in installments as we complete each fuel cell power plant. The second option is to have us operate and maintain 10 of the 11 fuel cell power plants purchased under the first option for a period of 12 months at a U.S. Navy facility, for which the U.S. Navy has agreed to pay us a total of $1.4 million in 12 equal monthly installments.

This arrangement contains multiple deliverables pursuant to Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The initial contract and any options that the U.S. Navy may exercise will be accounted for as a single unit of accounting, with revenue recognition to occur over the period of the second option as the combined elements are delivered. If the options are not exercised, revenue will be recognized upon completion and customer acceptance of all specified testing and performance milestones of the contract.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS-(Continued)

(3)	Inventory

Inventory is stated at the lower of average cost or market and consists of raw materials, work-in-progress and finished goods. In accordance with Statement of Financial Accounting Standards No. 151, or SFAS No. 151, Inventory Costs, the Company adopted SFAS No. 151 in the three months ended June 30, 2005. The impact of the adoption of SFAS No. 151 is immaterial to previously reported periods and is not expected to have a material impact for any future periods. As of June 30, 2005, both work-in-progress and finished goods inventories were not material to the aggregate inventory balance.

(4)	Property, Plant and Equipment

As of March 31, 2005 and June 30, 2005, property, plant and equipment consisted of the following:

	March 31, 2005	June 30, 2005
	(in thousands)
Land	$1,366	$1,366
Construction in progress	—	1,132
Research equipment	545	545
Facility improvements	454	454
Office equipment and furniture	80	80
Production equipment	29	50
Automobile	16	16

	2,490	3,643
Less accumulated depreciation and amortization	(272)	(326)

Property, plant and equipment, net	$2,218	$3,317

As of March 31, 2005 and June 30, 2005, the Company had no physical assets located outside of the United States.

(5)	Borrowing Under Credit Facility

In June 2005, the Company entered into a secured $3.5 million credit facility with a bank to finance, in part, the construction of its combined office, research and development and manufacturing facility. The loans under this credit facility will bear interest at a rate of 5.3% and will be secured by the Company’s assets. The loans are repayable on a monthly basis through June 2008 with a balloon payment at the end of the term. The credit facility provides for certain restrictive covenants and indemnification provisions, including the requirement to maintain specified cash balances with the bank. As of June 30, 2005, no amounts were outstanding under this credit facility, therefore the Company is not subject to any restrictive covenants. The Company does not currently anticipate drawing against this credit facility.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS-(Continued)

(6)	Stockholders’ Equity

Changes in stockholders’ equity were as follows for the three months ended June 30, 2005 (in thousands):

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
Balance as of March 31, 2005	$7,820	$6	$4,959	$(6,506)	$(47)	$6,232
Net income	—	—	—	341	—	341	$341
Stock-based compensation	—	—	414	—	—	414
Exercise of common stock warrants	—	—	1	—	—	1	—

Balance as of June 30, 2005	$7,820	$6	$5,374	$(6,165)	$(47)	$6,988	$341

(7)	Income Taxes

During the three months ended June 30, 2004 and 2005, respectively, the Company qualified as a “Hawaii Qualified High Technology Business,” which provides potential tax credits to its investors as well as certain tax credits to the Company for qualified research and development costs. The Company estimated credits in the amounts of $71,000 and $58,000 during the three months ended June 30, 2004 and 2005, respectively. As the Company’s business transitions from research and development to commercial production, it will no longer qualify for additional tax credits through this program.

(8)	Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share, including the reconciliation of the denominator used in the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,
	2004	2005
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(679)	$341
Denominator:
Weighted average shares of common stock and Class A common stock (basic)	4,912,499	6,410,833
Common equivalent shares from Series A, B and C preferred stock	—	5,919,988
Common equivalent shares from options and warrants to purchase Class A common stock or common stock	—	592,470

Weighted average shares of common stock and Class A common stock (diluted)	4,912,499	12,923,291

Basic net income (loss) per share	$(0.14)	$0.05

Diluted net income (loss) per share	$(0.14)	$0.03

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS-(Continued)

Due to the Company’s net loss for the three months ended June 30, 2004, all potential common equivalent shares were anti-dilutive and were excluded from the denominator in computing diluted net loss per share. As of June 30, 2004, potential dilutive securities included: (a) options to purchase 636,651 shares of common stock at prices ranging from $0.075 to $4.50 per share, (b) warrants to purchase 199,998 shares of common stock at prices ranging from $0.075 to $0.53 per share, (c) Series A, B and C preferred stock convertible into 5,919,988 shares of common stock, and (d) 2,175,000 shares of common stock subject to repurchase.

(9)	Stock-based Compensation

Common Stock. The Company entered into a restricted stock agreement with each of its three officers in June 2002, which placed a repurchase right on each officer’s common stock holdings, an aggregate of 6,666,666 shares of common stock, that lapses over time. The Company may repurchase the common stock held by these three officers at the original issue price upon the termination of each officer’s employment with the Company. The Company’s repurchase right lapsed as to 1/4th of the shares on June 21, 2002 and 1/48th of the shares per month thereafter through June 20, 2005. As of March 31 and June 30, 2005, two of these three officers remained with the Company and 362,500 and no shares, respectively, remained subject to repurchase.

For financial accounting purposes, the imposition of repurchase restrictions on the officers’ common stock pursuant to the restricted stock agreements was treated as a contribution of capital and the issuance of shares of restricted common stock. The Company determined the fair value of the restricted shares on the date of reissuance to be $0.75 per share based upon the contemporaneous sale of the Company’s Series A preferred stock. This fair value is recorded as stock-based compensation expense as the Company’s repurchase rights lapse. The Company recorded stock-based compensation expense related to common stock subject to repurchase of $272,000 during each of the three months ended June 30, 2004 and 2005. As of June 30, 2005, no shares held by these officers remained subject to the Company’s right of repurchase.

Stock Options. The Company granted 9,999 shares during the three months ended June 30, 2005 under the Company’s 2002 Stock Plan. The Company recorded stock-based compensation expense of $16,000 and $121,000 during the three months ended June 30, 2004 and 2005, respectively. The stock-based compensation expense excludes $21,000 which was capitalized to cost of uncompleted contracts during the three months ended June 30, 2005. The Company expects to incur an aggregate of $2.5 million of future stock-based compensation expense associated with unvested stock options outstanding as of June 30, 2005 through fiscal 2010.

The fair value of the stock options granted is calculated using the Black-Scholes option pricing model as prescribed by Statement of Financial Accounting Standards No. 123(R), Share-Based Payments and Staff Accounting Bulletin No. 107, Share-Based Payments. The assumptions used for the three months ended June 30, 2004 and 2005 to estimate fair value included: an approximate 3% risk-free interest rate; expected volatility of 100%; no dividend yield and an expected life of 7.5 years. Stock-based compensation expense is recognized on a straight-line basis as the stock options vest. An expected forfeiture rate of 30% is applied against the stock-based compensation expense, based on the Company’s historical experience.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS-(Continued)

(10)	Short-Term Investments

The available-for-sale securities as of March 31, 2005 and June 30, 2005 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses Less Than 12 Months
					Count	Fair Value	Amount
	(dollars in thousands)
As of March 31, 2005
Corporate bonds	$1,409	$—	$(45)	$1,364	12	$1,364	$(45)
Certificates of deposit	195	—	(2)	193	2	193	(2)
Government bonds	50	—	—	50	1	50	—

Total short-term investments	$1,654	$—	$(47)	$1,607	15	$1,607	$(47)

As of June 30, 2005
Auction-rate securities	$3,795	$—	$—	$3,795	3	$—	$—
Corporate bonds	1,253	—	(46)	1,207	11	1,207	(46)
Certificates of deposit	195	—	(1)	194	2	194	(1)
Government bonds	50	—	—	50	1	50	—

Total short-term investments	$5,293	$—	$(47)	$5,246	17	$1,451	$(47)

(11)	Unaudited Pro Forma Information

The unaudited pro forma, as adjusted, stockholders’ equity information in the accompanying balance sheet assumes the conversion of all of the shares of convertible preferred stock into common stock on a one-for-one basis, the issuance of 3,500,000 shares of common stock in the initial public offering and the issuance of 183,200 shares of common stock in the over-allotment option after deducting underwriting discounts and commissions and estimated offering expenses of approximately $2.0 million (see note 12) as if such issuances had occurred on April 1, 2005.

The unaudited pro forma, as adjusted, basic and diluted net income per share information in the accompanying statement of operations assumes the conversion of all of the shares of convertible preferred stock into common stock on a one-for-one basis, the issuance of 3,500,000 shares of common stock in the initial public offering and the issuance of 183,200 shares of common stock in the over-allotment option as if such issuances had occurred on April 1, 2005.

(12)	Subsequent Events

Reverse Stock Split

On July 12, 2005, the Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State effecting a 2-for-3 reverse split of the Company’s common stock and preferred stock. All information related to common stock, preferred stock, options and warrants to purchase preferred stock and earnings per share included in the accompanying financial statements has been retroactively adjusted to give effect to the stock split. The amended and restated certificate of incorporation also amended the number of shares of preferred and common stock authorized. The information related to number of authorized preferred and common stock has been retroactively adjusted to reflect this amendment.

Initial Public Offering

On August 10, 2005, the Company completed its initial public offering of 3,500,000 shares of its common stock at a public offering price of $6.00 per share. As of June 30, 2005, the Company had capitalized $1.3 million in costs related to the initial public offering and expects that total costs will be approximately $2.0 million. The capitalized cost relating to the offering in addition to underwriting discounts and commissions, will be offset against the cash proceeds from the initial public offering resulting in net proceeds of approximately $17.5 million in the three months ending September 30, 2005. The capitalized cost of the initial public offering was reduced upon receipt of the proceeds and the net amount will increase stockholders’ equity. In connection with the closing of the initial public offering, all of the Company’s shares of preferred stock outstanding at the time of the closing of the offering were automatically converted into 5,919,988 shares of common stock and the Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State authorizing 100,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS-(Continued)

Over-Allotment Option

In September 2005, the underwriters exercised their over-allotment option to purchase an additional 183,200 shares of common stock at the public offering price of $6.00 per share.

Facility Relocation

In August, 2005, the Company completed the move of its operations to a new 14,000 square foot facility in Kapolei, Hawaii, and is currently in negotiations to sublease all of its leased space in Honolulu, Hawaii where the Company was previously headquartered. If the Company is unable to sublease the former facility in Honolulu, Hawaii it will incur an expense of approximately $15,000 per month.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements about:

•	our expectations regarding the potential size and growth of the fuel cell and MEA markets in general and our revenues in particular;

•	our expectations regarding the market acceptance of our products;

•	our expectations with respect to our intellectual property position;

•	our estimates regarding our capital requirements and our need for additional financing;

•	future events;

•	our future financial performance;

•	our business strategy and plans; and

•	objectives of management for future operations.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail under the heading “Factors that May Affect Future Operating Results.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date hereof. We hereby qualify all of our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this quarterly report on Form 10-Q and with our financial statements and notes thereto for the fiscal year ended March 31, 2005, contained in our Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on August 5, 2005.

Our fiscal year ends on March 31. We designate our fiscal year by the year in which that fiscal year ends; e.g., fiscal 2005 refers to our fiscal year ended March 31, 2005.

Overview

We design, develop and manufacture membrane electrode assemblies, or MEAs, and non-fluorinated membranes for proton exchange membrane, or PEM, fuel cells. We develop custom monomers and polymers for our Hoku Membranes—the core technology of our Hoku MEAs. MEAs are an integral component of PEM fuel cells. Monomers are the molecular components of polymer-based membranes. Based on our internal tests, we believe our products address the cost, durability, performance and environmental challenges facing users of commercially available MEAs and membranes. Our monomer materials and polymer synthesis process are designed to allow us to control the cost, durability and performance characteristics of our Hoku Membranes. We believe our products will enable PEM fuel cell systems to compete with power sources that rely on existing technologies, such as combustion engines and conventional batteries. Hoku MEAs and Hoku Membranes are designed for the residential primary power and commercial back-up power markets, which we refer to collectively as the stationary market, and for the automotive market. We currently have strategic relationships with Sanyo Electric Co., Ltd., or Sanyo, and Nissan Motor Co., Ltd., or Nissan. In addition, we are the prime contractor in a U.S. Navy fuel cell demonstration project. To date, our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and we have not sold any products commercially. Our goal is to be a leading provider of MEA products for PEM fuel cell applications.

We were incorporated in Hawaii in March 2001, were reincorporated in Delaware in December 2004 and have a limited operating history. Since our inception, we have focused our efforts on the design and development of fuel cell technologies, including our Hoku MEAs and Hoku Membranes. Our products have all been developed internally by our research and development team leveraging both preexisting publicly available technology and our own proprietary developments. We have incurred net losses in each year since our inception; however, we had net income for the three months ended June 30, 2005, and had an accumulated deficit of $6.2 million as of June 30, 2005.

Financial Operations Review

Revenue

To date, we have derived substantially all of our revenue from Sanyo and Nissan through contracts related to testing and engineering services. We have pursued engineering service contracts in order to strategically fund integration of our technology into our customers’ products. We anticipate our revenue in fiscal 2006 and 2007 to be principally comprised of service and license revenue from Nissan and the U.S. Navy. Revenue under our service contracts is recognized upon the completion of all of the contractual milestones and customer acceptance. Revenue under our license contracts is recognized upon the delivery of the associated licensed products.

Sanyo Electric Co., Ltd. In March 2003, we entered into a contract with Sanyo to jointly develop an MEA assembly process using our Hoku Membranes for integration into Sanyo’s stationary fuel cell systems. We have satisfied all of the performance milestones under the contract for which Sanyo has paid us a total of $2.5 million that was recognized as service and license revenue in fiscal 2005. Although neither we nor Sanyo has any continuing contractual obligation to work together, we continue to work with Sanyo to conduct joint testing of our Hoku Membrane and Hoku MEA. We each currently bear our own costs with respect to this additional testing.

Nissan Motor Co., Ltd. In March 2004, we entered into a testing and evaluation contract with Nissan under which we were paid $100,000, which was recognized as revenue in the first quarter of fiscal 2005. This contract was amended in May 2004 to provide for additional testing and ended in September 2004 upon completion of the testing.

In September 2004, we entered into two contracts with Nissan, an engineering contract to customize our Hoku MEAs for integration into Nissan’s automotive fuel cells and a membrane and MEA purchase contract. Nissan paid us $400,000 under the engineering contract. The engineering contract ended in accordance with its terms in March 2005. Under the purchase contract, we agreed to deliver our Hoku MEAs and Hoku Membranes to Nissan in exchange for $1.3 million. The $1.7 million of payments were recorded as deferred revenue upon receipt. In fiscal 2005, we recognized $250,000 of the $1.3 million, and $77,000 of the $400,000 as service and license revenue based on product deliveries. This contract expired in March 2005. At Nissan’s request, we verbally modified the contract in March 2005. The modification to the contract was made to allow Nissan to adjust its internal testing schedule. We remain obligated to deliver the Hoku MEAs and Hoku Membranes in accordance with the original purchase contract. We expect to deliver the remaining Hoku MEAs and Hoku Membranes on a purchase order basis in fiscal 2006. During the three months ended June 30, 2005, we recognized $222,000 under the engineering purchase contracts and as of June 30, 2005 had $1.2 million of deferred revenue, which we expect to recognize as revenue in fiscal 2006.

In March 2005, we entered into a collaboration contract with Nissan to develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. Under the collaboration contract, which ends in January 2006, Nissan was obligated to pay us $2.8 million upon execution of the contract and an additional $240,000 upon our achievement of specified milestones. We recorded the $2.8 million as an account receivable and as deferred revenue in fiscal 2005. Nissan paid us $2.8 million in May 2005. We expect to complete delivery of engineering and testing services under the collaboration contract in December 2005 and recognize revenue over the expected period of performance in compliance with the specific arrangement terms.

U.S. Navy - Naval Air Warfare Center Weapons Division. In March 2005, we were awarded a contract with the U.S. Navy to develop and demonstrate a PEM fuel cell power plant prototype that incorporates our Hoku MEAs within IdaTech, LLC, or IdaTech, fuel cell stacks and integrated fuel cell systems. In March 2005, upon the completion of specified milestones, the U.S. Navy agreed to pay us $112,000, which was recorded as an account receivable and deferred revenue. The U.S. Navy paid us $112,000 in May 2005.

Under the contract, the U.S. Navy will pay us up to an additional aggregate amount of $2.0 million as milestones are completed.

In July 2005, we achieved the second and third technical milestones, and in August 2005, we achieved the fourth technical milestone required by our contract with the U.S. Navy. The U.S. Navy agreed to pay us an aggregate amount of $906,000 upon acceptance of these milestones, which was recorded as accounts receivable and deferred revenue in July and August 2005. In August and September 2005, the U.S. Navy paid us $906,000.

Since we have achieved these milestones, the U.S. Navy may now exercise two options. The first option is to purchase 11 fuel cell power plants for which the U.S. Navy has agreed to pay us a total of $1.1 million in installments as we complete each fuel cell power plant. The second option is to have us operate and maintain 10 of the 11 fuel cell power plants purchased under the first option for a period of 12 months at a U.S. Navy facility, for which the U.S. Navy has agreed to pay us a total of $1.4 million in 12 equal monthly installments.

This arrangement contains multiple deliverables pursuant to Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The initial contract and any options that the U.S. Navy may exercise will be accounted for as a single unit of accounting, with revenue recognition to occur over the period of the second option as the combined elements are delivered. If the options are not exercised, revenue will be recognized upon completion and customer acceptance of all specified testing and performance milestones of the contract.

Cost of Revenue

Our cost of revenue consists of manufacturing expenses, including employee compensation and supplies and materials. In the three months ended June 30, 2005, we began allocating overhead to our cost of revenue. Such costs were immaterial in fiscal 2005 and in prior fiscal years. We expect our cost of revenue to increase on an absolute basis as our product manufacturing activities and revenue increase.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation, including stock-based compensation for executives, sales and marketing, finance and administrative personnel. Other significant costs include professional fees for accounting and legal services. We expect our selling, general and administrative expenses to increase significantly due to increased staffing and the costs associated with operating as a publicly traded company.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including stock-based compensation, for research and development personnel. Other significant costs include facility costs, the cost of supplies and materials, depreciation and amortization and consulting fees. We expense research and development expenses as they are incurred. We expect our research and development expenses to increase significantly as we enhance our current products, research new products and hire additional employees.

Results of Operations

Three Months Ended June 30, 2004 and 2005

Revenue. Revenue was $1.1 million for the three months ended June 30, 2005, compared to $100,000 for the same period in 2004. The increase of $1.0 million was primarily due to the recognition of service and license revenue from Nissan of which $220,000 related to the engineering and purchase contracts and $920,000 related to the collaboration contract compared to the $100,000 recognized in 2004 related to a Nissan testing agreement.

Cost of Revenue. Cost of revenue was $144,000 for the three months ended June 30, 2005 compared to $0 for the same period in 2004. The increase was primarily due to costs related to our contracts with Nissan which consisted of manufacturing expenses, including employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $513,000 for the three months ended June 30, 2005, compared to $414,000 for the same period in 2004. The increase of $99,000 was primarily due to additional stock-based compensation and payroll expenses of $98,000 and $54,000, respectively, as we added selling, general and administrative personnel. We had 8 and 5 employees serving in selling, general and administrative functions as of June 30, 2005 and 2004, respectively. In addition, professional fees for accounting and legal services increased by $72,000 to $85,000 for the three months ended June 30, 2005 as compared to $13,000 for the same period in 2004. These increases were offset by $100,000 related to overhead costs for existing contracts and have been recorded in costs of uncompleted contracts or cost of service or license revenue.

Research and Development Expenses. Research and development expenses were $245,000 for the three months ended June 30, 2005, compared to $447,000 for the same period in 2004. The decrease of $202,000 was primarily due to overhead costs for existing contracts and have been recorded in costs of uncompleted contracts or cost of service or license revenue. The decrease was offset by an increase in research and development labor expenses. We had 14 and 12 employees serving in research and development functions as of June 30, 2005 and 2004, respectively.

Interest and Other Income. Interest and other income was $37,000 for the three months ended June 30, 2005, compared to $11,000 for the same period in 2004. The increase of $26,000 was primarily due to higher cash equivalent and short-term investment balances and, to a lesser extent, higher interest rates.

Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, which establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS No. 109, we recognize federal and state current tax liabilities or assets based on our estimate of taxes payable to or refundable by each tax jurisdiction in the current fiscal year. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities at the tax rates we expect to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. Our ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. We have incurred net losses since inception, as a result it is difficult to conclude under SFAS No. 109 that no valuation allowance is needed. Therefore, based on the best available objective evidence, it is more likely than not that our deferred tax assets would not be realizable. Accordingly, we continue to provide a valuation allowance against our net deferred tax assets as of June 30, 2005.

As of June 30, 2005, total deferred tax assets were principally comprised of deferred revenue which was primarily due to the receipt of $2.8 million from Nissan upon execution of the collaboration agreement. On an annual basis, we do not believe that our net operating loss carryforwards will be fully utilized. These net operating loss carryforwards will begin to expire in 2022. The utilization of the net operating loss carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. Annual limitations might result in the expiration of net operating loss carryforwards prior to utilization.

During the three months ended June 30, 2004 and 2005, we qualified as a “Hawaii Qualified High Technology Business,” which provides potential tax credits to our investors as well as certain tax credits to us for qualified research and development costs. We estimated credits in the amounts of $71,000 and $58,000 during the three months ended June 30, 2004, and 2005, respectively. As our business transitions from research and development to commercial production, we will no longer qualify for additional tax credits through this program.

Variability of Results

Our revenue, operating results and cash flows depend upon the size and timing of customer orders and payments and the dates of product deliveries and achievement of contractual milestones. We recognize government contract revenue and related costs upon contract completion and customer acceptance and service and license revenue and related costs systematically over the term of the arrangement or the expected period of performance in compliance with the specific arrangement terms. These methods of revenue recognition often result in our receiving payment from a customer and deferring the recognition of the revenue and related costs of uncompleted contracts for some period of time until the milestones are achieved and accepted by the customer and/or the products are delivered. As a result, a new contract may not result in revenue in the quarter or year in which the contract is signed, and we may not be able to predict accurately when revenue and related costs from a contract will be recognized. Any failure or delay in our ability to meet contractual milestones and/or deliver our products to our customers may harm our operating results. Since our operating expenses are based on anticipated revenue and cash flows from contracts and because a high percentage of these expenses are relatively fixed, a delay in revenue and cash flows from one or more contracts could cause significant variations in operating results from quarter to quarter and cause unexpected results. Revenue from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid account receivable are recorded as deferred revenue. Our future operating results and cash flows will depend on many factors, including the following:

•	the size and timing of customer orders, milestone achievement, product delivery and customer acceptance, if required;

•	our success in maintaining and enhancing existing strategic relationships and developing new strategic relationships with potential customers;

•	our ability to protect our intellectual property;

•	actions taken by our competitors, including new product introductions and pricing changes;

•	the costs of maintaining and expanding our operations;

•	customer budget cycles and changes in these budget cycles; and

•	external economic and industry conditions.

As a result of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Liquidity and Capital Resources

We have incurred losses since our inception in March 2001; however, we were profitable during the three months ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of $6.2 million. Through June 30, 2005, we funded our operations principally from private placements of equity securities, raising aggregate gross proceeds of $7.8 million, and cash payments from our customers for testing and engineering services and delivery of licensed products. In August 2005, we issued 3,500,000 shares of common stock at $6.00 per share upon the closing of our initial public offering raising approximately $17.5 million, net of underwriting discounts and commissions and estimated expenses. In September 2005, the underwriters exercised their over-allotment option to purchase an additional 183,200 shares of common stock at the public offering price of $6.00 per share raising $1.0 million, net of underwriting discounts and commissions. Our initial public offering and the exercise of the over-allotment option are not reflected in the accompanying historical financial statements.

Net Cash Provided By Operating Activities. Net cash provided by operating activities was $3.8 million in the three months ended June 30, 2005, compared to $56,000 for the same period in 2004. The increase of $3.7 million was a result of net income for the three months ended June 30, 2005 as compared to a net loss for the three months ended June 30, 2004, and the collection of accounts receivable offset by the recognition of deferred revenue.

Net Cash Provided By (Used In) Investing Activities. Net cash used in investing activities was $4.8 million in the three months ended June 30, 2005, compared to net cash provided by investing activities of $1.1 million for the same period in 2004. The increase of $5.9 million in net cash used was a result of purchases of short-term investments and capitalized costs relating to production facility construction.

Net Cash Provided By (Used In) Financing Activities. Net cash used in financing activities was $1.3 million in the three months ended June 30, 2005, compared to net cash provided by investing activities of $2.5 million for the same period in 2004. The difference is attributable to capitalized costs related to our initial public offering during the three months ended June 30, 2005 compared to our sale of preferred stock during the three months ended June 30, 2004.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Capital lease obligation	$12	$9	$3	$—	$—
Operating lease obligations	477	181	296	—	—
Equipment purchase commitment	150	150	—	—	—

Total contractual cash obligations	$639	$340	$299	$—	$—

The table above reflects only payment obligations that are fixed and determinable. Our capital lease obligation relates to a capital lease for research equipment. Our operating lease obligations primarily relate to the lease for our former headquarters and manufacturing space in Honolulu, Hawaii. Our equipment purchase commitment relates to production equipment for our new manufacturing facility.

We own approximately 2.2 acres of land in Kapolei, Hawaii and in September 2005, we completed the move of our operations to a new approximately 14,000 square foot facility of combined office, research and development, and manufacturing space on a portion of that land. As of June 30, 2005, we have incurred $3.1 million of costs in relation to the build-out and estimate that we will incur additional expenditures of approximately $2.9 million for its completion. We also lease approximately 7,000 square feet of office and research and development space in Honolulu, Hawaii where we were previously headquartered. Our lease expires on January 31, 2008 and we are currently in negotiations to sublease all of the leased space. If we are unable to sublease our former facility in Honolulu, Hawaii we will incur a cash charge of approximately $15,000 per month.

Credit Facility

In June 2005, we entered into a secured $3.5 million credit facility to finance, in part, the construction of our combined office, research and development and manufacturing facility. The loans under this credit facility will bear interest at a rate of 5.3% and will be secured by our assets. The loans are repayable on a monthly basis through June 2008 with a balloon payment at the end of the term. The credit facility provides for certain restrictive covenants and indemnification provisions, including the requirement to maintain specified cash balances with the bank. As of June 30, 2005, no amounts were outstanding under this credit facility, and we were not subject to any restrictive covenants. We currently do not anticipate drawing against this credit facility.

Operating Capital and Capital Expenditure Requirements

As we develop our products, expand our research and development team and corporate infrastructure, and prepare for the increased production of our products, we expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenue to maintain profitability.

We do not expect to generate significant revenue until we successfully manufacture and sell our products in high volumes. We believe that the net proceeds from our initial public offering, together with our cash, cash equivalent and short-term investment balances, will be sufficient to meet our anticipated capital expenditures and cash requirements through at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain another credit facility. The sale of additional equity and convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization and manufacturing activities, which could harm our business.

Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in the section entitled “Factors That May Affect Future Operating Results.”

Future capital requirements will also depend on the extent to which we acquire or invest in complementary businesses, technologies and products; however, we have no current plans, agreements or commitments with respect to any such acquisition or investment.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements requires us to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

While our significant accounting policies are more fully described in note 1 to the unaudited financial statements included in this Quarterly Report on Form 10-Q and note 1 to the audited financial statements included in our Registration Statement on Form S-1, as amended, as filed with the SEC on August 5, 2005, we believe that the following accounting policies and estimates are critical to a full understanding and evaluation of our reported financial results.

Revenue Recognition. We recognize revenue under Staff Accounting Bulletin No. 104, Revenue Recognition, when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectibility of the arrangement fee is reasonably assured.

We have entered into multiple-element arrangements that include testing and engineering services and license rights for our customers to perform their own testing and evaluation of our Hoku MEAs and Hoku Membranes. Historically, these arrangements have called for an upfront payment of a portion of the arrangement fee with remaining payments due over the service periods and/or as the Hoku MEAs and Hoku Membranes are delivered over the license period. We account for these arrangements as a single unit of accounting in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, because we have not established fair values for the undelivered elements. Therefore, the engineering and testing revenue has been combined with the Hoku MEA and Hoku Membrane revenue to form a single unit of accounting for purposes of revenue recognition. Revenue is recognized systematically over the term of the arrangement or the expected period of performance in compliance with the specific arrangement terms.

We also provide testing and engineering services to customers pursuant to milestone-based contracts that are not multi-element arrangements. These contracts sometimes provide for periodic invoicing as we complete a milestone. Customer acceptance is usually required prior to invoicing. We recognize revenue for these arrangements under the completed contract method in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the completed-contract method, we defer the contract fulfillment costs and any advance payments received from the customer and recognize the costs and revenue in our statement of operations once the contract is complete and the final customer acceptance, if required, has been obtained.

Stock-Based Compensation. We account for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, Share-Based Payments. We account for stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services Under FASB Statement No. 123.

The fair value of stock options granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of several subjective assumptions including the expected life of the option and the expected volatility of the option at the time the option is granted as well as the input of the fair value of our stock at the date of grant of the stock option. The fair value is amortized over the vesting period, which is generally five years. Given the absence of an active market for our common stock, our board of directors estimated the fair value of our common stock on the date of grant of the stock option based on several factors, including progress and milestones achieved in our business and sales of our preferred stock. We did not obtain contemporaneous valuations from a valuation specialist during this period.

In addition, we have assumed a volatility of 100% based on competitive benchmarks and management judgment and an expected life of 7.5 years, the average of the typical vesting period and the option’s contractual life. Changes in these inputs and assumptions can materially affect the measure of the estimated fair value of our stock options. In addition, this accounting estimate is reasonably likely to change from period to period as further stock options are granted and adjustments are made for stock option forfeitures and cancellations. In accordance with SFAS No. 123(R), we do not record any deferred stock-based compensation on our balance sheet for our stock options.

We recorded total stock-based compensation expense, which includes expense related to common stock subject to repurchase of $288,000 and $393,000 for the three months ended June 30, 2004 and 2005, respectively. We expect to incur an aggregate of $2.5 million of future stock-based compensation expense associated with unvested stock options outstanding as of June 30, 2005 through fiscal 2010 as set forth in the table below. We expect that some of the amounts noted below will be included as costs of delivering our products and services and as such, will be deferred and recognized as cost of revenue in conjunction with the recognition of revenue.

Twelve Months Ending June 30,					Total
2006	2007	2008	2009	2010
(in thousands)
$562	$562	$562	$509	$263	$2,458

We expect our stock-based compensation expense from stock options to increase as we expand our operations and hire new employees. These expenses will increase our overall expenses and may increase our losses for the foreseeable future. As stock-based compensation is a non-cash expense, it will not have any effect upon our liquidity or capital resources.

Off-Balance Sheet Arrangements

We have never engaged in off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Factors That May Affect Future Operating Results

In addition to the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

Risks Related to Our Business

We have a limited operating history, and if we are unable to generate significant revenue, we may not maintain profitability.

We were incorporated in March 2001 and have a limited operating history. We incurred net losses since our inception through March 31, 2005; however, we had net income of $341,000 during the three months ended June 30, 2005. As of June 30, 2005, we had an accumulated deficit of $6.2 million. To date, our customers have not commercially deployed products incorporating our Hoku MEAs or Hoku Membranes, and we have not sold any products commercially. If we are unable to generate significant revenue or maintain profitability, we will not be able to sustain our operations.

Our operating results have fluctuated in the past, and we expect a number of factors to cause our operating results to fluctuate in the future, making it difficult for us to accurately forecast our quarterly and annual operating results.

Our revenue, operating results and cash flows depend upon the size and timing of customer orders and payments and the dates of product deliveries and achievement of contractual milestones. We have established strategic relationships with Sanyo Electric Co., Ltd., or Sanyo, and Nissan Motor Co., Ltd., or Nissan. To date, we have derived substantially all our revenue from these two customers through contracts related to testing and engineering services. In addition, we are the prime contractor in a U.S. Navy fuel cell demonstration project. We recognize revenue upon contract completion or as the product or services are delivered to our customer depending upon the type of arrangement. These methods of revenue recognition often result in our receiving payment from a customer and deferring the recognition of the revenue and related costs of uncompleted contracts for some period of time until the milestones are achieved and accepted by the customer and/or the products or services are delivered. As a result, a new contract may not result in revenue in the quarter or year in which the contract is signed, and we may not be able to predict accurately when revenue and related costs from a contract will be recognized. Any failure or delay in our ability to meet contractual milestones and/or deliver our products to our customers may harm our operating results. Since our operating expenses are based on anticipated revenue and cash flows from contracts and because a high percentage of these expenses are relatively fixed, a delay in revenue and cash flows from one or more contracts could cause significant variations in operating results from quarter to quarter and cause unexpected results. Revenue from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid account receivable are recorded as deferred revenue. Our future operating results and cash flows will depend on many factors, including the following:

•	the size and timing of customer orders, milestone achievement, product delivery and customer acceptance, if required;

•	our success in maintaining and enhancing existing strategic relationships and developing new strategic relationships with potential customers;

•	our ability to protect our intellectual property;

•	actions taken by our competitors, including new product introductions and pricing changes;

•	the costs of maintaining and expanding our operations;

•	customer budget cycles and changes in these budget cycles; and

•	external economic and industry conditions.

As a result of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

If we fail to improve our accounting systems and controls and financial reporting processes, we may be unable to comply with our reporting obligations as a public company.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. As an early stage private company, we had limited accounting personnel and other resources with which to address internal controls and procedures. As a result, when our independent registered public accounting firm audited our financial statements for the fiscal years ended March 31, 2003, 2004 and 2005, they identified in their report to our audit committee a “reportable condition,” which primarily related to the fact that we did not have the appropriate financial management and reporting infrastructure in place to accurately and properly record and provide comprehensive financial information in accordance with generally accepted accounting principles. As a result, a number of material audit adjustments to our financial statements were identified during the course of the audit.

In order to address the reportable condition, we retained a controller on a part-time consulting basis in July 2005, who became a full-time employee in August 2005, and we have begun to further develop and document our accounting policies and financial reporting procedures. If, however, we fail to staff our accounting and finance function adequately or maintain internal controls adequate to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, we may be unable to report our financial results accurately or in a timely manner and our business and stock price may suffer.

We expect to depend on Nissan and the U.S. Navy for substantially all our revenue for the foreseeable future, and if Nissan or the U.S. Navy terminates its contract with us, our business will be harmed.

In March 2005, we entered into a collaboration contract with Nissan, and we were awarded a contract with the U.S. Navy. Our collaboration contract with Nissan ends in January 2006 and our contract with the U.S. Navy is ongoing. We anticipate that substantially all our revenue for the foreseeable future will be derived from our contracts with Nissan and the U.S. Navy. If Nissan or the U.S. Navy terminates its contract with us for any reason, our revenue would be reduced and our business would be harmed.

Our contract with Nissan provides that we will develop customized Hoku MEAs for use in Nissan’s automotive fuel cells and an MEA assembly process. Nissan may terminate the contract if we materially breach the contract without curing the breach within 30 days or if we are insolvent or petition in bankruptcy. Our failure to achieve a technical milestone is not a material breach.

Our contract with the U.S. Navy provides that we will develop and demonstrate a PEM fuel cell power plant prototype that incorporates our Hoku MEA within IdaTech, LLC’s fuel cell stacks and integrated fuel cell systems. Under this contract, the U.S. Navy will pay us when we complete specified testing and performance milestones. The U.S. Navy may terminate the contract, in whole or in part, if it is determined that the termination is in the U.S. Government’s interest.

We experience long and variable sales cycles, which could negatively impact our results of operations for any given quarter.

To date, the majority of our revenue has been derived from a few customers, and our customers have spent a significant amount of time considering a wide range of issues before committing to contracts for the testing and evaluation of our products. Further, these customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes. We expect that our sales process with potential new customers will continue to require significant technical review, assessment of competitive products and approval at a number of management levels within their organizations. As a result, our sales cycle will likely range from six to nine months, and in some cases even longer, and it will be very difficult to predict whether and when any particular transaction might be completed.

We may need to secure additional funding and may be unable to raise additional capital on favorable terms or at all.

Our cash requirements will depend on numerous factors, including the level of our research and development activities, and the timing of market acceptance of our products. We expect to devote substantial capital resources to continuing our research and development programs and building our manufacturing infrastructure. We believe our current cash, cash equivalents and short-term investments and the net proceeds from our initial public offering will be sufficient to meet our capital requirements for at least the next 12 months. We may need to raise additional funds; however, we may not be able to secure additional funding on acceptable terms or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our then current stockholders may be reduced. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit operations in a manner inconsistent with our research and development, manufacturing and commercialization plans, which could harm our operating results.

If there are any adverse developments in our relationships with Sanyo or Nissan, our efforts to develop and market our products could be delayed.

We have established strategic relationships with Sanyo and Nissan to develop our Hoku MEAs and Hoku Membranes for use in stationary fuel cell systems and automotive fuel cells, respectively. In the stationary market, we are focused on demonstrating that our products meet operating lifetime requirements. In the automotive market, we are focused on increasing power output and demonstrating the operating lifetime of our products within a broader range of operating temperatures, to operate at a lower relative humidity of oxygen and hydrogen and to resist oxidation over prolonged operation. Oxidation is the degradation of membrane material. As with substantially all commercially available membranes, our Hoku Membranes must contain water in order to conduct protons. This potentially limits the ability of our Hoku Membranes to operate at temperatures below freezing and above boiling, which is desirable for some applications, such as those for the automotive market. Sanyo and Nissan may require us to further develop and improve our products before either integrates them into a commercially available PEM fuel cell system or product.

Sanyo and Nissan may also pursue relationships with alternative suppliers even if we are able to meet their cost, durability and performance requirements. Our contracts with Sanyo and Nissan are not exclusive, and Sanyo and Nissan continue to evaluate competing products. We have no agreements or understandings with either Sanyo or Nissan with respect to future promotion or sales of our products. We have satisfied all of the performance milestones under our contract with Sanyo and, although neither we nor Sanyo has any continuing contractual obligation to work together, we continue to work with Sanyo to conduct joint testing of our Hoku Membrane and Hoku MEA. We each currently bear our own costs with respect to this additional testing. Even if Sanyo and Nissan select our products for integration into their fuel cell systems, we cannot reasonably estimate when they would purchase significant quantities of our products. Any adverse development in our relationship with Sanyo or Nissan could delay our efforts to develop and market our products in the stationary and automotive markets, respectively.

If our products, or PEM fuel cell products in general, do not achieve market acceptance, we may be unable to generate sufficient revenue to continue our operations.

To date, our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes. We do not know the extent to which these or other customers will purchase our products, or whether end-users will buy our customers’ products. If a market for our products fails to develop, or develops more slowly than we anticipate, we may be unable to achieve significant revenue or maintain profitability. The development of a market for our products is dependent on the development of a market for PEM fuel cell systems, which may be impacted by many factors, including:

•	the cost competitiveness of PEM fuel cell systems relative to other power sources;

•	the future cost and availability of hydrogen and the fuels, such as natural gas and methanol, from which it is extracted;

•	consumer willingness to adopt products powered by PEM fuel cells;

•	consumer perceptions of PEM fuel cell safety;

•	adverse regulatory developments, including elimination of governmental PEM fuel cell development and purchasing subsidies and tax credits and the adoption of onerous regulations regarding PEM fuel cell use;

•	barriers to entry created by existing energy providers; and

•	the emergence of new competitive technologies and products.

In addition, our Hoku Membranes are designed to be incorporated into our Hoku MEAs using only our production methods and processes. Manufacturers may find it too difficult to manufacture their own MEAs using our Hoku Membranes, which may limit the market for our Hoku Membranes.

If our competitors are able to develop and market products that customers prefer to our products, we may not be able to generate sufficient revenue to continue operations.

The number of PEM fuel cell membrane and MEA product developers is growing and competition is becoming increasingly intense. There are a number of public and private companies, national laboratories and universities worldwide that are developing fuel cell membranes and MEAs that compete with our products. DuPont, W.L. Gore and 3M sell the majority of PEM fuel cell membranes and MEAs used in PEM fuel cell systems today. In addition, some of our existing and potential customers have internal membrane and MEA development efforts. These development efforts may result in membrane or MEA products that compete with our products. Most of our competitors have substantially greater financial, research and development, manufacturing and sales and marketing resources than we do and may complete the research, development and commercialization of their PEM fuel cell membrane and MEA products more quickly and cost-effectively than we can. In addition, most of our competitors have well-established customer and supplier relationships that may provide them with a competitive advantage with respect to sales opportunities and discounts on materials.

If we are unable to meet recommended government operating specifications, the market for our products may be limited.

The U.S. Department of Energy, in connection with the Solid State Energy Conversion Alliance, a partnership with the National Laboratories and industry, has established 40,000 hours, which represents approximately 4 1/2 years of operation, and 5,000 hours as the commercial operating lifetime targets for fuel cell systems in residential primary stationary and automotive applications, respectively. Neither we nor our customers have tested our products in simulated commercial fuel cell systems to determine their operating lifetimes. As the market for fuel cell systems develops, we expect that governments and regulatory bodies will establish more operating specifications, such as operating lifetime targets, power output targets and similar operating metrics. If we fail to meet existing or any future recommended operating specifications, the market for our products may be limited.

Our business and industry are subject to government regulation, which may harm our ability to market our products.

Our and our customers’ products are subject to federal, state, local and foreign laws and regulations, including, for example, state and local ordinances relating to building codes, public safety, electrical and gas pipeline connections, hydrogen siting and related matters. The level of regulation may depend, in part, upon whether a PEM fuel cell system is placed outside or inside a home or business. As products are introduced into the market commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our or our customers’ products. Any regulation of our or our customers’ products, whether at the federal, state, local or foreign level, including any regulations relating to installation and use of our customers’ products, may increase our costs or the price of PEM fuel cell applications and could reduce or eliminate demand for some or all of our or our customers’ products.

If the United States does not develop a new hydrogen production, delivery and refueling infrastructure, the market for fuel cell systems for the automotive market may not develop.

As reported by the U.S. Department of Energy in a February 2003 report to Congress, a new hydrogen production, delivery and refueling infrastructure is necessary for automotive fuel cell technology to achieve its potential cost and environmental benefits. If this infrastructure is not developed, the market for fuel cell technology for the automotive market, and our products, may not develop.

If favorable government policies encouraging the adoption of fuel cell technologies are eliminated or reduced, market acceptance of our products may be reduced or delayed.

The governments of the United States, Canada, Japan and certain European countries have provided funding to promote the development and use of fuel cells. Tax incentives have also been initiated in Japan and the United States to stimulate the growth of the fuel cell market by reducing the cost of these fuel cell systems to consumers. If these countries reduce or eliminate their funding of fuel cell research and development, reduce their purchases of fuel cell systems, adversely change their tax policies or fail to adopt favorable tax policies, the market for fuel cell systems would be reduced. Any decrease in the market for fuel cell systems will decrease the demand for our Hoku MEAs and Hoku Membranes.

Adverse events involving our products or fuel cell systems could negatively affect consumer perceptions of us and the fuel cell industry.

A well-publicized malfunction, design defect or perceived problem in our products or fuel cell systems in general could harm the market’s perception of fuel cell systems or our products resulting in a decline in demand for fuel cell systems and for our products. We plan to conduct public demonstrations with our customers of PEM fuel cell systems that incorporate our Hoku MEA and Hoku Membrane products. If we or our customers encounter problems or delays during these demonstrations, including technology or product failures, market acceptance of our products may be reduced or slowed.

Defects in our products could result in a loss of revenue, unexpected expenses and harm to our business reputation.

Our products are complex and must meet stringent quality requirements. Products as complex as ours may contain defects that are not detected until after the products are shipped because we and our customers cannot test for all possible scenarios. These defects could cause us to incur significant re-engineering costs and divert the attention of our engineering personnel from product development efforts. Defects could also trigger warranty obligations and lead to product liability as a result of lawsuits against us or our customers.

Upon commercialization of our products, we may be required to indemnify our customers in some circumstances against liability from product defects. A successful product liability claim against us could result in significant damage payments, which would negatively affect our financial results.

We may not be able to protect our intellectual property, and we could incur substantial costs defending ourselves against claims that our products infringe on the proprietary rights of others.

Our ability to compete effectively will depend on our ability to protect our Hoku MEAs, Hoku Membranes and manufacturing processes. We rely in part on patents, trade secrets and policies and procedures related to confidentiality to protect our intellectual property. However, much of our intellectual property is not covered by any patent or patent application. Confidentiality agreements to which we are party may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also become known without breach of these agreements or may be independently developed by our competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any of our potential competitive advantages. Moreover, our patent applications may not result in the grant of patents either in the United Sates or elsewhere. Further, in the case of our issued patent or our patents that may issue, we do not know whether the claims allowed will be sufficiently broad to protect our technology or processes. Even if some or all of our patent applications issue and are sufficiently broad, our patents may be challenged or invalidated and we may not be able to enforce them. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. We do not know whether we have been or will be completely successful in safeguarding and maintaining our proprietary rights. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing third-party patents, we could be required to pay substantial royalties and/or damages, and we do not know whether we will be able to obtain licenses to use these patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our products, and could necessitate the expenditure of significant resources to develop or acquire non-infringing intellectual property.

Asserting, defending and maintaining our intellectual property rights could be difficult and costly, and failure to do so might diminish our ability to compete effectively and harm our operating results. We may need to pursue lawsuits or legal actions in the future to enforce our intellectual property rights, to protect our trade secrets and domain names, and to determine the validity and scope of the proprietary rights of others. If third parties prepare and file applications for trademarks used or registered by us, we may oppose those applications and be required to participate in proceedings to determine priority of rights to the trademark.

We cannot be certain that others have not filed patent applications for technology covered by our issued patent or our pending patent applications or that we were the first to invent technology because:

•	some patent applications in the United States may be maintained in secrecy until the patents are issued;

•	patent applications in the United States and many foreign jurisdictions are typically not published until 18 months after filing; and

•	publications in the scientific literature often lag behind actual discoveries and the filing of patents relating to those discoveries.

Competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with our products and technology. Due to the various technologies involved in the development of fuel cell systems, including membrane and MEA technologies, it is impracticable for us to affirmatively identify and review all issued patents that may affect our products. Although we have no knowledge that our products and technology infringe any third party’s intellectual property rights, we cannot be sure that we do not infringe any third party’s intellectual property rights. We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology. Litigation and interference proceedings, even if they are successful, are expensive to pursue and time-consuming, and we could use a substantial amount of our financial resources in either case.

The loss of any of our executive officers or the failure to attract or retain specialized technical and management personnel could impair our ability to grow our business.

We are highly dependent on our executive officers, including Dustin M. Shindo, our Chairman of the Board of Directors, President and Chief Executive Officer, and Karl M. Taft III, our Chief Technology Officer. Due to the specialized knowledge that each of our executive officers possesses with respect to our technology or operations, the loss of service of any of our executive officers would harm our business. We do not have employment agreements with any of our executive officers, and each may terminate his employment without notice and without cause or good reason. In addition, we do not carry key man life insurance on our executive officers.

All of our operations are currently located in Hawaii, which has a limited pool of qualified applicants for our specialized needs. Our future success will depend, in part, on our ability to attract and retain qualified management and technical personnel, many of whom must be relocated from the continental United States or other countries. We may not be successful in hiring or retaining qualified personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could harm our business.

We may have difficulty managing change in our operations, which could harm our business.

We continue to undergo rapid change in the scope and breadth of our operations as we seek to grow our business. Our potential growth will place a significant strain on our senior management team and other resources. We will be required to make significant investments in our engineering, logistics, financial and management information systems. In particular, we currently have limited resources dedicated to sales and marketing activities and will need to expand our sales and marketing infrastructure to support our customers. Our business could be harmed if we encounter difficulties in effectively managing our potential growth. In addition, we may face difficulties in our ability to predict customer demands accurately, which could strain our support staff and our ability to meet those demands.

If we are unable to manufacture our products efficiently in significant volumes, we may continue to incur losses.

We have no experience manufacturing our products in significant volumes. To date, we have focused primarily on research and development and very low volume manufacturing. We have completed the move of our operations to a new approximately 14,000 square foot facility in Kapolei, Hawaii. We have purchased a customized piece of manufacturing equipment for the new facility. If the equipment does not operate as designed, our ability to manufacture our products in significant volumes will be delayed and our business would suffer.

We may not be able to develop and implement efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our products in significant volumes while meeting the quality, price, durability, engineering, design and production standards required to market our products successfully. If we fail to develop and implement these manufacturing capabilities and processes, we may be unable to sell our products at a profit because the per unit cost of our products is highly dependent upon production volumes and the level of automation in our manufacturing processes.

Our planned production capacity expansion will increase our fixed costs. Even if we are successful in developing our manufacturing capabilities and processes, we may be unable to increase our sales volumes to utilize the additional manufacturing capacity of our new facility, which would negatively impact our gross margins and our ability to become profitable.

We rely on single suppliers and, if these suppliers fail to deliver materials that meet our quality requirements in a timely manner or at all, the manufacture of our products would be limited.

We rely on single suppliers to provide certain materials, such as our platinum-based catalyst, porous carbon materials and a customized monomer, that we use to manufacture our Hoku MEAs and Hoku Membranes. We are dependent on these suppliers to provide us with materials in a timely manner that meet our quality, quantity and cost requirements. If we lost one of these suppliers and were unable to obtain an alternate source on a timely basis or on terms acceptable to us, our production schedules could be delayed and we could fail to meet our customers’ demands. In addition, to the extent that our suppliers use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable materials or components from alternative sources. We procure some of our base materials from chemical and materials companies that are also our competitors. These companies may choose in the future not to sell these materials to us at all, or may raise their prices to a level that would prevent us from selling our products on a profitable basis.

We use materials that are considered hazardous in our manufacturing processes and, therefore, we could be liable for environmental damages resulting from our research, development or manufacturing operations.

We use solvents, volatile organic compounds and other materials in our membrane and MEA research and development and manufacturing processes that are considered hazardous to the environment and a risk to public health and safety by federal and state regulatory authorities. We also use hydrogen, a highly flammable fuel, to test our products. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may increase our research and development or manufacturing costs and may require us to halt or suspend our operations until we regain compliance. To date, compliance with environmental laws and regulations has not had a material effect on our business or operations. If we have an accident at our facility involving a spill or release of these substances, we may be subject to civil and/or criminal penalties, including financial penalties and damages, and possibly injunctions preventing us from continuing our operations. Any liability for penalties or damages, and any injunction resulting from damages to the environment or public health and safety, could harm our business. We do not have any insurance for liabilities arising from the use and handling of hazardous materials.

Any significant and prolonged disruption of our operations in Hawaii could result in production delays that would reduce our revenue.

All of our operations are located in Hawaii, which is subject to the potential risk of earthquakes, hurricanes, tsunamis and other natural disasters. The occurrence of an earthquake, hurricane, tsunami or other natural disaster at or near our current or planned facility could result in damage, power outages and other disruptions that would interfere with our ability to conduct our business, including impairing our ability to develop and manufacture our products. Any significant and prolonged disruption resulting from these events would cause delays in the manufacture and shipment of our products.

Most of the materials we use must be delivered via air or sea, and some of the equipment used in our production process can only be delivered via sea. Hawaii has a large union presence and has historically experienced labor disputes, including dockworker strikes that have prevented or delayed cargo shipments. Any future dispute that delays shipments via air or sea could prevent us from manufacturing or delivering our products in time to meet our customers’ requirements, or might require us to seek alternative and more expensive freight forwarders or contract manufacturers, which could increase our expenses.

We have significant international activities and customers that subject us to additional business risks, including increased logistical complexity and regulatory requirements, which could result in a decline in our revenue.

International sales accounted for substantially all of our revenue in fiscal 2004 and 2005, and for the three months ended June 30, 2005. We anticipate that international sales will continue to account for a significant percentage of our revenue. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

•	political and economic instability;

•	unexpected changes in regulatory requirements and tariffs;

•	difficulties and costs associated with staffing and managing foreign operations, including foreign distributor relationships;

•	longer accounts receivable collection cycles in certain foreign countries;

•	adverse economic or political changes;

•	unexpected changes in regulatory requirements;

•	more limited protection for intellectual property in some countries;

•	potential trade restrictions, exchange controls and import and export licensing requirements;

•	U.S. and foreign government policy changes affecting the markets for our products;

•	problems in collecting accounts receivable; and

•	potentially adverse tax consequences of overlapping tax structures.

All of our contracts are denominated in U.S. dollars. Therefore, increases in the exchange rate of the U.S. dollar to foreign currencies will cause our products to become relatively more expensive to customers in those countries, leading to a reduction in sales or profitability in some cases.

If our stock price is volatile, purchasers of our common stock could incur substantial losses.

Our stock price is likely to be volatile. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•	variations in our financial results or those of our competitors and our customers;

•	announcements by us, our competitors and our customers of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	failure to meet the expectations of securities analysts or investors with respect to our financial results;

•	our ability to develop and market new and enhanced products on a timely basis;

•	litigation;

•	changes in our management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	future sales of our common stock;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

In addition, in the past, following periods of volatility and a decrease in the market price of a company’s securities, securities class action litigation has often been instituted against the company. Class action litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Our executive officers, directors and principal stockholders own a significant percentage of our capital stock and are able to exercise control over our operations.

As of June 30, 2005, Dustin M. Shindo, our Chairman of the Board of Directors, President and Chief Executive Officer, held of record approximately 38.5% of our capital stock. Our executive officers, directors and principal stockholders, together with their affiliates, as of June 30, 2005, in the aggregate, beneficially owned approximately 87.3% of our capital stock, including shares subject to outstanding options and warrants. Following the closing of our initial public offering in August 2005, this same group continues to hold a majority of our outstanding voting stock. Thus, these stockholders, acting together, are able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval, and continue to have control over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change of control of us or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

Anti-takeover defenses that we have in place could prevent or frustrate attempts by stockholders to change our directors or management.

Provisions in our amended and restated certificate of incorporation and bylaws may make it more difficult for or prevent a third party from acquiring control of us without the approval of our board of directors. These provisions:

•	establish a classified board of directors, so that not all members of our board of directors may be elected at one time;

•	set limitations on the removal of directors;

•	limit who may call a special meeting of stockholders;

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon at stockholder meetings;

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	provide our board of directors the ability to designate the terms of and issue new series of preferred stock without stockholder approval.

These provisions may have the effect of entrenching our management team and may deprive investors of the opportunity to sell their shares to potential acquirers at a premium over prevailing prices. This potential inability to obtain a control premium could reduce the price of our common stock.

As a Delaware corporation, we are also subject to Delaware anti-takeover provisions. Our board of directors could rely on Delaware law to prevent or delay an acquisition.

Future sales of shares by our existing stockholders could cause our stock price to decline.

If our existing stockholders sell a large number of shares of common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock would likely decline significantly. Based on shares outstanding as of June 30, 2005, after the closing of our initial public offering, assuming no outstanding options and warrants were exercised prior to the closing of the offering, existing stockholders held 12,458,321 shares of our common stock. The 12,458,321 shares outstanding upon the closing of the offering held by existing stockholders are subject to lock-up agreements with Piper Jaffray or with us for at least 180 days from the closing date of the offering.

Existing stockholders holding an aggregate of 12,036,655 shares of common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission. If we register their shares of common stock following the expiration of the lock-up agreements discussed above, these stockholders will be able to sell those shares immediately in the public market.

Following our initial public offering, we registered 1,894,998 shares of common stock that are authorized for issuance under our equity incentive plans. As of June 30, 2005, 636,651 shares were subject to outstanding options, of which 150,270 shares were vested. These shares can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above and restrictions on our affiliates.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including auction instruments, corporate and government bonds and certificates of deposit. Our cash and cash equivalents and short-term investments as of June 30, 2005 were $5.6 million and were invested in auction instruments, corporate and government bonds and certificates of deposit. As all of our contracts are denominated in U.S. dollars, there is no associated currency risk.

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any legal proceedings.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From April 1, 2005 through June 30, 2005, we sold and issued the following unregistered securities:

1.	From April 1, 2005 through June 30, 2005, we granted stock options to purchase an aggregate of 9,999 shares of our common stock, at an exercise price of $6.00 per share, to our employees pursuant to our 2002 Stock Plan. During this period, stock options to purchase an aggregate of 29,999 shares of our common stock were cancelled without being exercised and 3,333 shares of our common stock were issued upon exercise of stock options.

2.	From April 1, 2005 through June 30, 2005, a warrant to purchase 16,666 shares of our common stock was exercised by one accredited investor for an aggregate purchase price of $1,250.

The sale and issuance of securities described in paragraph 1 above was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to a written compensatory benefit plan or pursuant to written contract relating to compensation, as provided by Rule 701.

The sale and issuance of securities in paragraph 2 above was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) and/or Regulation D promulgated thereunder.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As an early stage private company, we have historically had limited accounting personnel and other resources with which to address internal controls and procedures. As a result, when our independent registered public accounting firm audited our financial statements for the fiscal years ended March 31, 2003, 2004 and 2005, they identified in their report to our audit committee a “reportable condition,” which primarily related to the fact that we did not have the appropriate financial management and reporting infrastructure in place to accurately and properly record and provide comprehensive financial information in accordance with generally accepted accounting principles. As a result, a number of material audit adjustments to our financial statements were identified during the course of the audit. Had we at the time been a publicly-traded company, this “reportable condition” would have been characterized as a “material weakness” in internal controls as defined by Securities Exchange Act Rules 13a-15(e) and 15d-15(e).

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that due to the “material weakness” discussed above our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e) are not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting. In order to address the material weakness, we retained a controller on a part-time consulting basis in July 2005, who became a full-time employee in August 2005, and we have begun to further develop and document our accounting policies and financial reporting procedures.

Except as discussed above, there was no change in our internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures. Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all error and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 5.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In July 2005, we submitted the following matters to our stockholders for their approval. On July 12, 2005, our stockholders approved each of these matters, as set forth below. We did not receive a written consent from each stockholder. As of the record date for taking such action, we had 12,458,321 shares of common stock outstanding (on an as-if-converted basis). The results of the voting from stockholders that returned written consents to us are as follows:

1.	The amendment and restatement of our Certificate of Incorporation to:

•	effect a two-for-three reverse stock split of our capital stock (including all outstanding warrants and options exercisable for shares of our capital stock),

•	decrease our authorized common stock by 9,332,400 shares from 28,000,000 to 18,667,600 shares,

•	decrease our authorized preferred stock by 4,292,905 shares from 12,880,000 to 8,587,095 shares,

•	decrease our Series A preferred stock by 798,863 shares from 3,055,000 to 2,036,768 shares,

•	decrease our Series B preferred stock by 166,650 shares from 500,000 to 333,350 shares,

•	decrease our Series C preferred stock by 1,774,823 shares from 5,325,000 to 3,550,177 shares,

•	decrease our Series D preferred stock by 1,333,200 shares from 4,000,000 to 2,666,800 shares, and

•	adjust the rights, preferences, privileges, restrictions and other matters relating to our Series A preferred stock, Series B preferred stock, Series C preferred stock and Series D preferred stock accordingly.

For:	11,233,325
Against:	0

2.	The amendment and restatement of our Amended and Restated Certificate of Incorporation following our initial public offering.

For:	11,233,325
Against:	0

3.	The amendment and restatement of our Bylaws following our initial public offering.

For:	11,233,325
Against:	0

4.	The approval of our 2005 Equity Incentive Plan in connection with our initial public offering.

For:	11,233,325
Against:	0

5.	The approval of our 2005 Non-Employee Directors’ Stock Option Plan in connection with our initial public offering.

For:	11,233,325
Against:	0

6.	The approval of our form of Indemnity Agreement.

For:	11,233,325
Against:	0

Item 6.	EXHIBITS

(a)	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hoku Scientific, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOKU SCIENTIFIC, INC.

September 19, 2005	/s/ DARRYL S. NAKAMOTO
Date	Darryl S. Nakamoto
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hoku Scientific, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.