Form 10-Q
period 2005-09-30
HOKU SCIENTIFIC INC
filed 2005-10-31
CIK 1178336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes     ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Common Stock, par value $0.001 per share, outstanding as of September 30, 2005: 16,321,310

HOKU SCIENTIFIC, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2005

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HOKU SCIENTIFIC, INC.

BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2005	March 31, 2005
Assets
Cash and cash equivalents	$94	$2,552
Short-term investments	23,784	1,607
Accounts receivable	6	3,572
Inventory	87	61
Costs of uncompleted contracts	931	261
Other current assets	552	180

Total current assets	25,454	8,233
Property, plant and equipment, net	6,295	2,218
Other assets	13	331

Total assets	$31,762	$10,782

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	2,752	280
Deferred revenue	2,724	4,244
Current portion of capital lease obligation	9	9
Other current liabilities	229	12

Total current liabilities	5,714	4,545
Long-term portion of capital lease obligation	1	5

Total liabilities	5,715	4,550
Stockholders’ Equity:
Convertible Series A preferred stock, no par value and $0.001 par value as of September 30, 2005 and March 31, 2005, respectively. Authorized no shares and 2,036,768 shares; issued and outstanding no shares and 2,036,658 shares; aggregate liquidation preference of $0 and $1,527,500 as of September 30, 2005 and March 31, 2005, respectively	—	1,495

Convertible Series B preferred stock, no par value and $0.001 par value as of September 30, 2005 and March 31, 2005, respectively. Authorized no shares and 333,350 shares; issued and outstanding no shares and 333,333 shares; aggregate liquidation preference of $0 and $1,000,000 as of September 30, 2005 and March 31, 2005, respectively	—	1,000

Convertible Series C preferred stock, no par value and $0.001 par value as of September 30, 2005 and March 31, 2005, respectively. Authorized no shares and 3,550,177 shares; issued and outstanding no shares and 3,549,997 shares; and aggregate liquidation preference of $0 and $5,325,000 as of September 30, 2005 and March 31, 2005, respectively	—	5,325

Preferred stock, $0.001 par value and no par value as of September 30, 2005 and March 31, 2005, respectively. Authorized 5,000,000 shares and no shares as of September 30, 2005 and March 31, 2005, respectively; no shares issued and outstanding as of September 30, 2005 and March 31, 2005, respectively	—	—

Common stock, $0.001 par value as of September 30, 2005 and March 31, 2005, respectively. Authorized 100,000,000 and 18,667,600 shares; issued and outstanding 16,321,310 and 6,155,834 shares as of September 30, 2005 and March 31, 2005, respectively	16	6
Additional paid-in capital	31,931	4,959
Accumulated deficit	(5,872)	(6,506)
Accumulated other comprehensive loss	(28)	(47)

Total stockholders’ equity	26,047	6,232

Total liabilities and stockholders’ equity	$31,762	$10,782

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Service and license revenue	$1,291	$—	$2,439	$100
Cost of service and license revenue(1)	220	—	364	—

Gross margin	1,071	—	2,075	100

Operating expenses:
Selling, general and administrative(1)	476	463	989	877
Research and development(1)	444	431	689	878

Total operating expenses	920	894	1,678	1,755

Income (loss) from operations	151	(894)	397	(1,655)
Interest and other income	91	27	128	38

Income (loss) before income tax benefit	242	(867)	525	(1,617)
Income tax benefit	51	68	109	139

Net income (loss)	$293	$(799)	$634	$(1,478)

Basic net income (loss) per share	$0.02	$(0.15)	$0.07	$(0.29)

Diluted net income (loss) per share	$0.02	$(0.15)	$0.05	$(0.29)

Shares used in computing basic net income (loss) per share	12,999,251	5,285,999	9,705,042	5,099,244

Shares used in computing diluted net income (loss) per share	15,367,601	5,285,999	14,046,666	5,099,244

(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$8	$—	$12	$—
Selling, general and administrative	102	234	428	461
Research and development	25	62	88	123

Total	$135	$296	$528	$584

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$634	$(1,478)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	107	67
Contract termination and impairment of leasehold improvements	299	—
Stock-based compensation	561	584
Changes in operating assets and liabilities:
Accounts receivable	3,566	—
Inventory	(26)	—
Costs of uncompleted contracts	(670)	(155)
Other current assets	(372)	(20)
Other assets	318	—
Accounts payable and accrued expenses	2,472	87
Deferred revenue	(1,520)	2,500
Other current liabilities	161	59

Net cash provided by operating activities	5,530	1,644

Cash flows from investing activities:
Proceeds from sale of short-term investments	33,742	4,386
Purchases of short-term investments	(55,900)	(4,115)
Acquisition of property and equipment	(4,427)	(691)

Net cash used in investing activities	(26,585)	(420)

Cash flows from financing activities:
Principal repayment of capital lease obligation	(4)	(4)
Proceeds from initial public offering and over-allotment, net of underwriting discounts and commissions	20,552	—
Proceeds from issuance of preferred stock	—	2,525
Initial public offering costs	(1,953)	—
Exercise of common stock warrants and options	2

Net cash provided by financing activities	18,597	2,521

Net increase (decrease) in cash and cash equivalents	(2,458)	3,745
Cash and cash equivalents at beginning of period	2,552	901

Cash and cash equivalents at end of period	$94	$4,646

Supplemental disclosure of noncash financing activities:
Conversion of preferred stock to common stock	$7,820	$—

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices

(a) Business

Hoku Scientific, Inc., or the Company, designs, develops and manufactures membrane electrode assemblies, or MEAs, and non-fluorinated membranes for proton exchange membrane fuel cells.

(b) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management these unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2005 and the Company’s results of operations and cash flows for the three and six months ended September 30, 2005 and 2004. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period. These financial statements and notes should be read in conjunction with the Company’s financial statements for the fiscal year ended March 31, 2005 contained in the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on August 5, 2005.

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

(d) Concentration of Credit Risk

Significant customers represent those customers that account for more than 10% of the Company’s total revenue. Nissan Motor Co. Ltd., or Nissan, accounted for $2.4 million of total revenue, or approximately 100% of revenue as a percentage of total revenue for the six months ended September 30, 2005, as compared to Nissan accounting for $100,000 of total revenue, or 100% of revenue as a percentage of total revenue, for the six months ended September 30, 2004.

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

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS-(Continued)

(2) Deferred Revenue

Pursuant to the Company’s revenue recognition policy, the following amounts were recorded as deferred revenue since the contracts were not yet complete as of September 30, 2005:

Nissan Motor Co., Ltd.

In September 2004, the Company entered into two contracts with Nissan, an engineering contract that called for the customization of Hoku MEAs for integration into Nissan’s automotive fuel cells and a membrane and MEA purchase contract. Under the engineering contract, Nissan paid the Company $400,000. During the six months ended September 30, 2005, $138,000 was recognized as revenue and $185,000 was deferred pending delivery of the remaining products in accordance with the engineering contract. Approximately $77,000 of revenue related to this contract was recognized in fiscal year 2005. Under the purchase contract, the Company agreed to manufacture for Nissan specified volumes of Hoku Membranes and Hoku MEAs for specified prices. Nissan paid the Company $1.3 million upon execution of the contract as a prepayment for Hoku MEAs and Hoku Membranes. During the six months ended September 30, 2005, $450,000 was recognized as revenue and $600,000 was deferred pending delivery of the remaining products. The remaining $250,000 was recognized as revenue in fiscal year 2005. The two contracts are being accounted for as a single arrangement, and the entire arrangement fee is being recognized in proportion to the number of MEAs and/or membranes delivered to Nissan relative to the total estimated number of MEAs and/or membranes to be delivered. These deliveries occur periodically and are based upon delivery schedules from Nissan consistent with its testing activities.

In fiscal 2005, the Company entered into a collaboration contract with Nissan to develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. Under the collaboration contract, Nissan paid the Company $2.8 million upon execution of the contract which was recorded as deferred revenue as of March 31, 2005. Revenue is being recognized on a straight-line basis as the engineering services are rendered under the contract and for product deliveries also on a straight-line basis over the remaining term of the collaboration contract. During the six months ended September 30, 2005, $1.8 million was recognized as revenue and $920,000 was deferred as of September 30, 2005, pending the completion of the remaining engineering services.

U.S. Navy - Naval Air Warfare Center Weapons Division

In March 2005, the Company was awarded a contract with the U.S. Navy to develop and demonstrate a PEM fuel cell power plant prototype that incorporates the Company’s Hoku MEAs within IdaTech, LLC, or IdaTech, fuel cell stacks and integrated fuel cell systems. Under the contract, the U.S. Navy agreed to pay the Company up to an aggregate of $2.1 million if and when the Company completed specified testing and performance milestones. As of September 30, 2005, the Company had completed the first four of seven milestones pursuant to the contract resulting in $1.0 million being recorded as deferred revenue. Under the contract, the U.S. Navy will pay the Company up to an additional aggregate amount of $1.1 million upon the completion of the remaining milestones under the contract.

If the Company meets the remaining three milestones under the initial contract, the U.S. Navy agreed on September 30, 2005 that it will proceed with both of its options. The first option is to manufacture 11 fuel cell power plants for which the U.S. Navy has agreed to pay the Company a total of $1.1 million in installments as each fuel cell power plant is completed. The second option is to have the Company operate and maintain 10 of the 11 fuel cell power plants manufactured under the first option for a period of 12 months at a U.S. Navy facility, for which the U.S. Navy has agreed to pay the Company a total of $1.4 million in 12 equal monthly installments.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS-(Continued)

This arrangement contains multiple deliverables pursuant to Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The initial contract and any options that the U.S. Navy may exercise will be accounted for as a single unit of accounting, with revenue recognition to occur in equal monthly installments over the period of the second option as the combined elements are delivered. If the last three milestones are not met under the initial contract, and the options are not exercised, revenue will be recognized upon the completion of the initial contract as determined by the U.S. Navy.

(3) Inventory

Inventory is stated at the lower of average cost or market and consists of raw materials, work-in-progress and finished goods in accordance with Statement of Financial Accounting Standards No. 151, or SFAS No. 151, Inventory Costs. The Company adopted SFAS No. 151 in the six months ended September 30, 2005. The impact of the adoption of SFAS No. 151 is immaterial to previously reported periods and is not expected to have a material impact for any future periods. As of September 30, 2005, both work-in-progress and finished goods inventories were not material to the aggregate inventory balance.

(4) Property, Plant and Equipment

As of September 30, 2005 and March 31, 2005, respectively, property, plant and equipment consisted of the following:

	September 30, 2005	March 31, 2005
	(in thousands)
Land	$1,366	$1,366
Building	3,781	—
Research equipment	545	545
Facility improvements	—	454
Office equipment and furniture	87	80
Production equipment	668	29
Automobile	16	16

	6,463	2,490
Less accumulated depreciation and amortization	(168)	(272)

Property, plant and equipment, net	$6,295	$2,218

In August, 2005, the Company completed the move of its operations to a new 14,000 square foot facility in Kapolei, Hawaii, and is currently working to sublease all of its leased space in Honolulu, Hawaii where the Company was previously headquartered. The lease expires on January 31, 2008.

In accordance with Statement of Financial Accounting Standards No. 146, or SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a $56,000 liability for contract termination costs associated with the aforementioned Honolulu lease. The liability was determined based upon the amount of the remaining lease payments less the amount that could reasonably be obtained through subleasing the property. The Company expects this liability to be satisfied during the quarter ended December 31, 2005.

We evaluated the leasehold improvements in accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. We evaluated our leasehold improvements by reviewing the anticipated cash flows and determined that expenses related to the lease would exceed anticipated cash flows that would reasonably be obtained through subleasing the property. The Company determined that the leasehold improvements related to the former facility were no longer of value. Additionally, the Company determined that the leasehold improvements were not saleable to a third party and did not affect the estimated market value to lease the facility. As a result, the Company recorded a $243,000 loss to reflect the impairment.

As of September 30, 2005 and March 31, 2005, the Company had no physical assets located outside of the United States.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS-(Continued)

(5) Credit Facility

In June 2005, the Company entered into a secured $3.5 million credit facility with a bank to finance, in part, the construction of its combined office, research and development and manufacturing facility. The loans under this credit facility bear interest at a rate of 5.3% and are secured by the Company’s assets. The loans are repayable on a monthly basis through June 2008 with a balloon payment at the end of the term. The credit facility provides for certain restrictive covenants and indemnification provisions, including the requirement to maintain specified cash balances with the bank. As of September 30, 2005, no amounts were outstanding under this credit facility, therefore the Company is not subject to any restrictive covenants.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS-(Continued)

(6) Stockholders’ Equity

Changes in stockholders’ equity were as follows for the six months ended September 30, 2005 (in thousands):

	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income
	(dollars in thousands)
Balance as of March 31, 2005	$7,820	$6	$4,959	$(6,506)	$(47)	$6,232
Net income	—	—	—	634	—	634	$634
Stock-based compensation	—	—	561	—	—	561	—
Initial public offering and over-allotment option proceeds, net of underwriter discounts and commissions	—	4	20,548	—	—	20,552	—
Conversion of preferred stock	(7,820)	6	7,814	—	—	—	—
Initial public offering costs	—	—	(1,953)	—	—	(1,953)	—
Exercise of common stock warrants and options	—	—	2	—	—	2	—
Unrealized gain on investments	—	—	—	—	19	19	19

Balance as of September 30, 2005	$—	$16	$31,931	$(5,872)	$(28)	$26,047	$653

Reverse Stock Split. On July 12, 2005, the Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State effecting a 2-for-3 reverse split of the Company’s common stock and preferred stock. All information related to common stock, preferred stock, options and warrants to purchase common stock and preferred stock and earnings per share included in the accompanying financial statements has been retroactively adjusted to give effect to the stock split. The amended and restated certificate of incorporation also amended the number of authorized shares of preferred and common stock. The information related to number of authorized preferred and common stock has been retroactively adjusted to reflect this amendment.

Initial Public Offering. On August 10, 2005, the Company completed its initial public offering of 3,500,000 shares of its common stock at a public offering price of $6.00 per share. The Company incurred approximately $2.0 million in costs related to the initial public offering. The costs relating to the offering in addition to underwriting discounts and commissions were offset against the cash proceeds from the initial public offering resulting in net proceeds of approximately $17.5 million. The capitalized costs of the initial public offering were reduced upon receipt of the proceeds and the net amount increased stockholders’ equity. In connection with the closing of the initial public offering, all of the Company’s shares of preferred stock outstanding at the time of the closing of the offering were automatically converted into 5,919,988 shares of common stock and the Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State authorizing 100,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS-(Continued)

Over-Allotment Option. In September 2005, the underwriters exercised their over-allotment option to purchase an additional 183,200 shares of common stock at the public offering price of $6.00 per share. The underwriting discounts and commissions were offset against the cash proceeds from the exercise of the over-allotment resulting in net proceeds of $1.0 million.

(7) Income Taxes

During the six months ended September 30, 2005 and 2004, respectively, the Company qualified as a “Hawaii Qualified High Technology Business,” which provides potential tax credits to the Company’s stockholders as well as certain tax credits to the Company for qualified research and development costs. The Company estimated credits in the amounts of $109,000 and $139,000 during the six months ended September 30, 2005 and 2004, respectively. As the Company’s business transitions from research and development to commercial production, it will no longer qualify for additional tax credits through this program.

(8) Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share, including the reconciliation of the denominator used in the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$293	$(799)	$634	$(1,478)
Denominator:
Weighted average shares of common stock and Class A common stock (basic)	12,999,251	5,285,999	9,705,042	5,099,244
Effect of Dilutive Securities
Add:
Weighted average convertible preferred shares	1,973,329	—	3,946,659	—
Weighted average stock options and warrants	395,021	—	394,965	—

Weighted average shares of common stock and Class A common stock (diluted)	15,367,601	5,285,999	14,046,666	5,099,244

Basic net income (loss) per share	$0.02	$(0.15)	$0.07	$(0.29)

Diluted net income (loss) per share	$0.02	$(0.15)	$0.05	$(0.29)

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS-(Continued)

Due to the Company’s net loss for both the three and six months ended September 30, 2004, all potential common equivalent shares were anti-dilutive and were excluded from the denominator in computing diluted net loss per share. As of September 30, 2004, potential dilutive securities included: (a) options to purchase 543,321 shares of common stock at prices ranging from $0.075 to $0.23 per share, (b) warrants to purchase 183,332 shares of common stock at a price of $0.075, (c) Series A, B and C preferred stock convertible into 5,919,988 shares of common stock, and (d) 1,087,500 shares of common stock subject to repurchase.

(9) Stock-based Compensation

Common Stock. The Company entered into a restricted stock agreement with each of its three officers in June 2002, which placed a repurchase right on each officer’s common stock holdings, an aggregate of 6,666,666 shares of common stock, that lapses over time. The Company may repurchase the common stock held by these three officers at the original issue price upon the termination of each officer’s employment with the Company. The Company’s repurchase right lapsed as to 1/4th of the shares on June 21, 2002 and 1/48th of the shares per month thereafter through June 20, 2005. As of September 30, 2005 and March 31, 2005, two of these three officers remained with the Company and no shares and 362,500 shares, respectively, remained subject to repurchase.

For financial accounting purposes, the imposition of repurchase restrictions on the officers’ common stock pursuant to the restricted stock agreements was treated as a contribution of capital and the reissuance of shares of restricted common stock. The Company determined the fair value of the restricted shares on the date of reissuance to be $0.75 per share based upon the contemporaneous sale of the Company’s Series A preferred stock. This fair value is recorded as stock-based compensation expense as the Company’s repurchase rights lapse. The Company recorded stock-based compensation expense related to common stock subject to repurchase of $0 and $272,000 during the three months ended September 30, 2005 and 2004, respectively, and $272,000 and $544,000 during the six months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, no shares held by these officers remained subject to the Company’s right of repurchase.

Stock Options. The Company granted options to purchase 26,667 shares of common stock during the six months ended September 30, 2005 under the Company’s 2002 Stock Plan. As of September 30, 2005, no options to purchase common stock were outstanding under the 2005 Equity Incentive Plan. The Company recorded stock-based compensation expense of $135,000 and $24,000 during the three months ended September 30, 2005 and 2004, respectively, and $256,000 and $40,000 during the six months ended September 30, 2005 and 2004, respectively. The stock-based compensation expense excludes $11,000 and $32,000 which was capitalized to cost of uncompleted contracts during the three months and six months ended September 30, 2005, respectively. The Company expects to incur an aggregate of $2.4 million of future stock-based compensation expense associated with unvested stock options outstanding as of September 30, 2005 through fiscal 2011.

The fair value of the stock options granted is calculated using the Black-Scholes option pricing model as prescribed by Statement of Financial Accounting Standards No. 123(R), Share-Based Payments and Staff Accounting Bulletin No. 107, Share-Based Payments. The assumptions used for the six months ended September 30, 2004 and 2005 to estimate fair value included: an approximate 3% risk-free interest rate; expected volatility of 100%; no dividend yield and an expected life of 7.5 years. Stock-based compensation expense is recognized on a straight-line basis as the stock options vest. An expected forfeiture rate of 30% is applied against the stock-based compensation expense, based on the Company’s historical experience.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS-(Continued)

(10) Short-Term Investments

The available-for-sale securities as of September 30, 2005 and March 31, 2005 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses Less Than 12 Months
					Count	Fair Value	Amount
	(dollars in thousands)
As of September 30, 2005
Auction-rate securities	$3,050	$—	$—	$3,050	—	$3,050	$—
Corporate bonds	938	—	(24)	914	9	914	(24)
Certificates of deposit	195	—	—	195	—	195	—
Government bonds	11,851	—	(1)	11,850	1	11,850	(1)
Commercial paper	7,778	—	(3)	7,775	6	7,775	(3)

Total short-term Investments	$23,812	$—	$(28)	$23,784	16	$23,784	$(28)

As of March 31, 2005
Corporate bonds	$1,409	$—	$(45)	$1,364	12	$1,364	$(45)
Certificates of deposit	195	—	(2)	193	2	193	(2)
Government bonds	50	—	—	50	1	50	—

Total short-term Investments	$1,654	$—	$(47)	$1,607	15	$1,607	$(47)

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements about:

•	our expectations regarding the potential size and growth of the fuel cell and MEA markets in general and our revenues in particular;

•	our expectations regarding the market acceptance of our products;

•	our expectations with respect to our intellectual property position;

•	our expectations with respect to our manufacturing capabilities;

•	our estimates regarding our capital requirements and our need for additional financing;

•	future events;

•	our future performance with respect to our contracts with the U.S. Navy and Nissan Motor Co., Ltd.;

•	our future financial performance;

•	our business strategy and plans; and

•	objectives of management for future operations.

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

Overview

We design, develop and manufacture membrane electrode assemblies, or MEAs, and non-fluorinated membranes for proton exchange membrane, or PEM, fuel cells. We develop custom monomers and polymers for our Hoku Membranes—the core technology of our Hoku MEAs. MEAs are an integral component of PEM fuel cells. Monomers are the molecular components of polymer-based membranes. Based on our internal tests, we believe our products address the cost, durability, performance and environmental challenges facing users of commercially available MEAs and membranes. Our monomer materials and polymer synthesis process are designed to allow us to control the cost, durability and performance characteristics of our Hoku Membranes. We believe our products will enable PEM fuel cell systems to compete with power sources that rely on existing technologies, such as combustion engines and conventional batteries. Hoku MEAs and Hoku Membranes are designed for the residential primary power and commercial back-up power markets, which we refer to collectively as the stationary market, and for the automotive market. To date, our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and although we are manufacturing products for testing and evaluation by our customers, we have not sold any products commercially. Our goal is to be a leading provider of MEA products for PEM fuel cell applications.

We were incorporated in Hawaii in March 2001, were reincorporated in Delaware in December 2004 and have a limited operating history. Since our inception, we have focused our efforts on the design and development of fuel cell technologies, including our Hoku MEAs and Hoku Membranes. Our products have all been developed internally by our research and development team leveraging both preexisting publicly available technology and our own proprietary developments. We have incurred net losses in each year since our inception; however, we had net income for the six months ended September 30, 2005.

Financial Operations Review

Revenue

To date, we have derived substantially all of our revenue from Sanyo Electric Co., Ltd., or Sanyo, and Nissan Motor Co., Ltd., or Nissan, through contracts related to testing and engineering services. We have pursued engineering service contracts in order to strategically fund integration of our technology into our customers’ products. We anticipate our revenue in fiscal 2006 and 2007 to be principally comprised of service and license revenue from Nissan and the U.S. Navy. Revenue under our service contracts is recognized upon the completion of all of the contractual milestones and customer acceptance. Revenue under our license contracts is recognized upon the delivery of the associated licensed products.

Sanyo Electric Co., Ltd. In March 2003, we entered into a contract with Sanyo to jointly develop an MEA assembly process using our Hoku Membranes for integration into Sanyo’s stationary fuel cell systems. We have satisfied all of the performance milestones under the contract for which Sanyo has paid us a total of $2.5 million that was recognized as service and license revenue in fiscal 2005. Although neither we nor Sanyo have any continuing contractual obligation to work together, we continue to work with Sanyo to conduct joint testing of our Hoku Membrane and Hoku MEA. We each currently bear our own costs with respect to this additional testing.

Nissan Motor Co., Ltd. In March 2004, we entered into a testing and evaluation contract with Nissan under which we were paid $100,000, which was recognized as revenue in the first quarter of fiscal 2005. This contract was amended in May 2004 to provide for additional testing and ended in September 2004 upon completion of the testing.

In September 2004, we entered into two contracts with Nissan, an engineering contract to customize our Hoku MEAs for integration into Nissan’s automotive fuel cells and a membrane and MEA purchase contract. Nissan paid us $400,000 under the engineering contract. The engineering contract ended in accordance with its terms in March 2005. Under the purchase contract, we agreed to deliver our Hoku MEAs and Hoku Membranes to Nissan in exchange for $1.3 million. The $1.7 million of payments were recorded as deferred revenue upon receipt. In fiscal 2005, we recognized $250,000 of the $1.3 million, and $77,000 of the $400,000 as service and license revenue based on product deliveries. This contract expired in March 2005. At Nissan’s request, we verbally modified the contract in March 2005. The modification to the contract was made to allow Nissan to adjust its internal testing schedule. We remain obligated to deliver the Hoku MEAs and Hoku Membranes in accordance with the original purchase contract. We expect to deliver the remaining Hoku MEAs and Hoku Membranes on a purchase order basis in fiscal 2006. During the six months ended September 30, 2005, we recognized $588,000 under the engineering and purchase contracts and had $785,000 of deferred revenue, which we expect to recognize as revenue in fiscal 2006.

In March 2005, we entered into a collaboration contract with Nissan to develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. Under the collaboration contract, which ends in January 2006, Nissan was obligated to pay us $2.8 million upon execution of the contract and an additional $240,000 upon our achievement of specified milestones. We recorded the $2.8 million as an account receivable and as deferred revenue in fiscal 2005. Nissan paid us $2.8 million in May 2005. We expect to complete delivery of engineering and testing services under the collaboration contract in December 2005 and recognize revenue over the expected period of performance in compliance with the specific arrangement terms. We have recognized revenue of $1.8 million under the collaboration contract during the six months ended September 30, 2005.

U.S. Navy - Naval Air Warfare Center Weapons Division. In March 2005, we were awarded a contract with the U.S. Navy to develop and demonstrate a PEM fuel cell power plant prototype that incorporates our Hoku MEAs within IdaTech, LLC, or IdaTech, fuel cell stacks and integrated fuel cell systems. In March 2005, upon the completion of specified milestones, the U.S. Navy agreed to pay us $112,000, which was recorded as an account receivable and deferred revenue. The U.S. Navy paid us $112,000 in May 2005. In July 2005, we achieved the second and third technical milestones, and in August 2005, we achieved the fourth technical milestone required by our contract with the U.S. Navy. The U.S. Navy agreed to pay us an aggregate amount of $906,000 upon acceptance of these milestones, which was recorded as accounts receivable and deferred revenue in July and August 2005. As of September 30, 2005, the U.S. Navy had paid us $1.0 million for the completion of four out of the seven specified milestones that has been recorded as deferred revenue. Under the contract, the U.S. Navy will pay us up to an additional aggregate amount of $1.1 million if the remaining technical milestones are completed.

On September 30, 2005, we entered into an Amendment of Solicitation/Modification of Contract with the U.S. Navy pursuant to which the U.S. Navy exercised its two options under the PEM fuel cell demonstration contract. The contract provides that if we successfully meet the three remaining milestones, including (i) the successful incorporation of Hoku MEA into IdaTech’s fuel cell stack that produces a minimum of one kilowatt of net electrical power, (ii) the delivery of a design and specifications for IdaTech’s prototype fuel cell system incorporating this stack, and (iii) the successful demonstration of the prototype system, the U.S. Navy will pay for us to manufacture 11 demonstration-ready fuel cell systems for an aggregate amount of $1.1 million to be paid in installments as each fuel cell power plant is completed. The second option provides that we will operate and maintain 10 of the 11 fuel cell power plants manufactured under the first option for a period of 12 months at a U.S. Navy facility, for which the U.S. Navy has agreed to pay us a total of $1.4 million in 12 equal monthly installments.

This arrangement contains multiple deliverables pursuant to Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables. The initial contract and the options that the U.S. Navy has exercised will be accounted for as a single unit of accounting, with revenue recognition to occur over the period of the second option as the combined elements are delivered. If any of the remaining three milestones under the initial contract are not achieved, and the additional work pursuant to the options is not performed, revenue will be recognized upon completion and customer acceptance of all specified testing and performance milestones of the initial contract.

In connection with the U.S. Navy’s exercise of its options, on September 30, 2005, we notified IdaTech of our intent to extend our subcontract with them to build an additional 11 fuel cell power plants incorporating Hoku MEA, for which we have agreed to pay IdaTech $473,000, and to provide services in connection with the operation and maintenance of 10 of these fuel cell power plants over a 12-month period, for which we have agreed to pay IdaTech $125,000.

Additional Customers. On October 19, 2005, we disclosed that we have meaningful relationships with a total of eight customers including Sanyo, Nissan and the U.S. Navy, which includes IdaTech. The five additional customers have purchased our Hoku Membrane and/or Hoku MEAs for testing and evaluation. We have not disclosed the names of these customers; however, these customers are focused on building stacks and systems for automotive and/or stationary fuel cell applications.

Cost of Revenue

Our cost of revenue consists of manufacturing expenses, including employee compensation and supplies and materials. In the six months ended September 30, 2005, we began allocating overhead to our cost of revenue. Such costs were immaterial in all prior fiscal years. We expect our cost of revenue to increase on an absolute basis as our product manufacturing activities and revenue increase.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of compensation, including stock-based compensation for executive, sales and marketing, finance and administrative personnel. Other significant costs include professional fees for accounting and legal services. We expect our selling, general and administrative expenses to increase significantly due to increased staffing and the costs associated with operating as a publicly traded company.

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

Results of Operations

Three Months Ended September 30, 2005 and 2004

Revenue. Revenue was $1.3 million for the three months ended September 30, 2005 compared to $0 for the same period in 2004. The increase of $1.3 million was primarily due to the recognition of service and license revenue from Nissan of which $366,000 related to the engineering and purchase contracts and $920,000 related to the collaboration contract.

Cost of Revenue. Cost of revenue was $220,000 for the three months ended September 30, 2005 compared to $0 for the same period in 2004. The increase was primarily due to costs related to our contracts with Nissan which consisted of manufacturing expenses, including employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $476,000 for the three months ended September 30, 2005 compared to $463,000 for the same period in 2004. The increase of $13,000 was primarily due to an increase in professional fees primarily for accounting, consulting, and other services of $98,000 and insurance of $58,000. There also was an increase of $58,000, related to the loss for the write-off of leasehold improvements associated with our former facility in Honolulu, Hawaii, and an increase in stock-based compensation and payroll expenses of $78,000 and $30,000, respectively, primarily due to hiring of financial personnel. The increases were offset by $84,000 related to the redeployment of personnel (e.g. payroll related costs) and the application of other direct and indirect charges previously captured in selling, general and administrative expenses prior to establishment of contracts, to existing customer contracts which have been recorded in costs of uncompleted contracts or cost of service and license revenue, and by a reduction in stock-based compensation of $210,000 related to the officers’ common stock that was subject to our repurchase right. As of September 30, 2005, no shares held by these officers remained subject to our right to repurchase. The remaining difference is due to various decreases in selling, general and administrative expenses including a $9,000 reduction in office supplies and equipment.

Research and Development Expenses. Research and development expenses were $444,000 for the three months ended September 30, 2005 compared to $431,000 for the same period in 2004. The increase of $13,000 was primarily due to an increase of $185,000 related to the loss for the write-off of leasehold improvements associated with our former facility in Honolulu, Hawaii and an increase in stock-based compensation of $26,000 primarily due to the addition of research and development personnel. The increase was offset by $136,000 related to the redeployment of personnel (e.g. payroll related costs) and the application of other direct and indirect charges previously captured in research and development expenses prior to establishment of contracts, to existing customer contracts which have been recorded in costs of uncompleted contracts or cost of service and license revenue and by a reduction in stock-based compensation of $62,000 related to the officers’ common stock that was subject to our repurchase right. As of September 30, 2005, no shares held by these officers remained subject to our right to repurchase.

Interest and Other Income. Interest and other income was $91,000 for the three months ended September 30, 2005, compared to $27,000 for the same period in 2004. The increase of $64,000 was primarily due to higher cash equivalent and short-term investment balances and, to a lesser extent, higher interest rates paid on short-term investment balances.

Six Months Ended September 30, 2005 and 2004

Revenue. Revenue was $2.4 million for the six months ended September 30, 2005 compared to $100,000 for the same period in 2004. The increase of $2.3 million was primarily due to the recognition of service and license revenue from Nissan of which $588,000 related to the engineering and purchase contracts and $1.8 million related to the collaboration contract.

Cost of Revenue. Cost of revenue was $364,000 for the six months ended September 30, 2005 compared to no cost for the same period in 2004. The increase was primarily due to costs related to our contracts with Nissan which consisted of manufacturing expenses, including employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $989,000 for the six months ended September 30, 2005, compared to $877,000 for the same period in 2004. The increase of $112,000 was primarily due to an increase in professional fees consisting principally of accounting, consulting, and other service fees of $170,000, and insurance premiums of $77,000. There also was an increase of $58,000, related to the loss for the write-off of leasehold improvements associated with our former facility in Honolulu, Hawaii, and an increase in stock-based compensation and payroll expenses of $162,000 and $79,000, respectively, primarily due to hiring of financial personnel. The increases were offset by $184,000 related to the redeployment of personnel (e.g. payroll related costs) and the application of other direct and indirect charges previously captured in selling, general and administrative expenses prior to establishment of contracts, to existing customer contracts which have been recorded in costs of uncompleted contracts or cost of service and license revenue, and by a reduction in stock-based compensation of $196,000 related to the officers’ common stock that was subject to our repurchase right. As of September 30, 2005, no shares held by these officers remained subject to our right to repurchase. The remaining difference is due to various decreases in selling, general and administrative expenses, including a $24,000 reduction in office supplies and equipment.

Research and Development Expenses. Research and development expenses were $689,000 for the six months ended September 30, 2005 compared to $878,000 for the same period in 2004. The decrease of $189,000 was primarily due to $328,000 related to the redeployment of personnel (e.g. payroll related costs) and the application of other direct and indirect charges previously captured in research and development expenses prior to establishment of contracts, to existing customer contracts which have been recorded in costs of uncompleted contracts or cost of service and license revenue, and by a reduction in stock-based compensation of $76,000 related to the officers’ common stock that was subject to our repurchase right. As of September 30, 2005, no shares held by these officers remained subject to our right to repurchase. The decrease was offset by $185,000 related to the loss for the write-off of leasehold improvements associated with our former facility in Honolulu, Hawaii, and an increase in stock-based compensation of $41,000 primarily due to the addition of research and development personnel.

Interest and Other Income. Interest and other income was $128,000 for the six months ended September 30, 2005 compared to $38,000 for the same period in 2004. The increase of $90,000 was primarily due to higher cash equivalent and short-term investment balances and, to a lesser extent, higher interest rates paid on short-term investments.

Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, which establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS No. 109, we recognize federal and state current tax liabilities or assets based on our estimate of taxes payable to or refundable by each tax jurisdiction in the current fiscal year. Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities at the tax rates we expect to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. Our ultimate realization of deferred tax assets depends upon the generation of future taxable income during periods in which those temporary differences become deductible. We have incurred annual net losses since inception, and as a result it is difficult to conclude under SFAS No. 109 that no valuation allowance is needed. Therefore, based on the best available objective evidence, it is more likely than not that our deferred tax assets will not be realized. Accordingly, we continue to provide a valuation allowance against our net deferred tax assets as of September 30, 2005.

As of September 30, 2005, total deferred tax assets were principally comprised of deferred revenue which was primarily due to the receipt of $2.8 million from Nissan upon execution of the collaboration agreement and $1.0 million from the U.S. Navy for the completion of four out of the seven milestones specified under the initial contract. On an annual basis, we do not believe that our net operating loss carryforwards will be utilized. These net operating loss carryforwards will begin to expire in 2022. Further, the utilization of the net operating loss carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. Annual limitations might result in the expiration of net operating loss carryforwards prior to utilization.

During the six months ended September 30, 2005 and 2004, we qualified as a “Hawaii Qualified High Technology Business,” which provides potential tax credits to our stockholders as well as certain tax credits to us for qualified research and development costs. We estimated credits in the amounts of $109,000 and $139,000 during the six months ended September 30, 2005, and 2004, respectively for qualified research and development costs. As our business transitions from research and development to commercial production, we will no longer qualify for additional tax credits through this program.

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

Liquidity and Capital Resources

We have incurred annual losses since our inception in March 2001; however, we were profitable during the six months ended September 30, 2005. As of September 30, 2005, we had an accumulated deficit of $5.9 million. Through July 2005, we funded our operations principally from private placements of equity securities, raising aggregate gross proceeds of $7.8 million, and cash payments from our customers for testing and engineering services and delivery of products for test and evaluation. In August 2005, we issued 3,500,000 shares of common stock at $6.00 per share upon the closing of our initial public offering raising approximately $17.6 million, net of underwriting discounts and commissions and initial public offering costs. In September 2005, the underwriters exercised their over-allotment option to purchase an additional 183,200 shares of common stock at the public offering price of $6.00 per share raising $1.0 million, net of underwriting discounts and commissions and offering costs.

Net Cash Provided By Operating Activities. Net cash provided by operating activities was $5.5 million in the six months ended September 30, 2005, compared to $1.6 million for the same period in 2004. The increase of $3.9 million was primarily a result of net income for the six months ended September 30, 2005, as compared to a net loss for the six months ended September 30, 2004, the collection of accounts receivable, and the increase in accrued expenses relating to the production facility in Kapolei, Hawaii offset by the non-cash recognition of deferred revenue.

Net Cash Used In Investing Activities. Net cash used in investing activities was $26.6 million in the six months ended September 30, 2005, compared to $420,000 for the same period in 2004. The increase of $26.2 million in net cash used was a result of purchases of short-term investments, the construction of our new facility and the purchase of new production equipment.

Net Cash Provided By Financing Activities. Net cash provided by financing activities was $18.6 million in the six months ended September 30, 2005, compared to $2.5 million for the same period in 2004. The increase is primarily due to proceeds of $20.6 million related to our initial public offering and the exercise of the over-allotment by our underwriters after deducting underwriting discounts and commissions during the six months ended September 30, 2005. The increase was offset by $2.0 million in initial public offering costs which include accounting and legal fees.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of September 30, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Capital lease obligation	$10	$9	$1	$—	$—
Operating lease obligations	433	182	251	—	—
Equipment purchase commitment	30	30	—	—	—

Total contractual cash obligations	$473	$221	$252	$—	$—

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

We own approximately 2.2 acres of land in Kapolei, Hawaii and in September 2005, we completed the move of our operations to a new approximately 14,000 square foot facility of combined office, research and development, and manufacturing space on a portion of that land. As of September 30, 2005, we have incurred $4.4 million of costs to build the facility and purchase production equipment, and we estimate that we will incur an additional $1.6 million in related costs. We also lease approximately 7,000 square feet of office and research and development space in Honolulu, Hawaii where we were previously headquartered. Our lease expires on January 31, 2008, and we are currently looking to sublease the space. If we are unable to sublease our former facility in Honolulu, Hawaii we will incur a lease expense of approximately $15,000 per month.

Credit Facility

In June 2005, we entered into a secured $3.5 million credit facility with a bank to finance, in part, the construction of our combined office, research and development and manufacturing facility. The loans under this credit facility bear interest at a rate of 5.3% and are secured by our assets. The loans are repayable on a monthly basis through June 2008 with a balloon payment at the end of the term. The credit facility provides for certain restrictive covenants and indemnification provisions, including the requirement to maintain specified cash balances with the bank. As of September 30, 2005, no amounts were outstanding under this credit facility, and we were not subject to any restrictive covenants. We currently do not anticipate drawing against this credit facility.

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

The fair value of stock options granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of several assumptions including the expected life of the option and the expected volatility of the option at the time the option is granted as well as the input of the fair value of our stock at the date of grant of the stock option. The fair value is amortized over the requisite service period, which is generally five years. Prior to our initial public offering, there was an absence of an active market for our common stock, our board of directors estimated the fair value of our common stock on the date of grant of the stock option based on several factors, including progress and milestones achieved in our business and sales of our preferred stock. We did not obtain contemporaneous valuations from a valuation specialist during this period. Subsequent to our initial public offering, the fair market value is based on the active market for our common stock.

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

We recorded total stock-based compensation expense, which includes expense related to common stock subject to repurchase of $528,000 and $584,000 for the six months ended September 30, 2005 and 2004, respectively. We expect to incur an aggregate of $2.4 million of future stock-based compensation expense associated with unvested stock options outstanding as of September 30, 2005 through fiscal 2011 as set forth in the table below. We expect that some of the amounts noted below will be included as costs of delivering our products and services and as such, will be deferred and recognized as cost of revenue in conjunction with the recognition of revenue.

Twelve Months Ending September 30,
2006	2007	2008	2009	2010	Total
(in thousands)
$587	$587	$579	$518	$165	$2,436

We expect our stock-based compensation expense from stock options to increase as we expand our operations and hire new employees. These expenses will increase our overall expenses and may increase our losses for the foreseeable future. As stock-based compensation is a non-cash expense, it will not have any effect upon our liquidity or capital resources.

Accounting for Costs Associated with Exit or Disposal Activities

In accordance with Statement of Financial Accounting Standards No. 146, or SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a $56,000 liability for contract termination costs associated with the aforementioned Honolulu lease. The liability was determined based upon the amount of the remaining lease payments less the amount that could reasonably be obtained through subleasing the property. We expect this liability to be satisfied during the quarter ended December 31, 2005.

Significant judgment is required in determining expected future sublease income which may be realized on the property. Estimates are based upon expected monthly lease rates and an anticipation of identifying and contracting with a sublease tenant within an estimated timeframe. Should any of these estimates prove inaccurate, the ultimate cost of exiting our former offices change significantly.

Recent Accounting Pronouncements

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

We were incorporated in March 2001 and have a limited operating history. We incurred net losses since our inception through March 31, 2005; however, we had net income of $634,000 during the six months ended September 30, 2005. As of September 30, 2005, we had an accumulated deficit of $5.9 million. To date, our customers have not commercially deployed products incorporating our Hoku MEAs or Hoku Membranes, and we have not sold any products commercially. If we are unable to generate significant revenue or maintain profitability, we will not be able to sustain our operations.

Our operating results have fluctuated in the past, and we expect a number of factors to cause our operating results to fluctuate in the future, making it difficult for us to accurately forecast our quarterly and annual operating results.

Our revenue, operating results and cash flows depend upon the size and timing of customer orders and payments and the dates of product deliveries and achievement of contractual milestones. To date, we have derived substantially all our revenue through contracts related to testing and engineering services with Sanyo Electric Co., Ltd., or Sanyo, and Nissan Motor Co. Ltd., or Nissan. In addition, we are the prime contractor in a U.S. Navy fuel cell demonstration project. We recognize revenue upon contract completion or as the product or services are delivered to our customer depending upon the type of arrangement. These methods of revenue recognition often result in our receiving payment from a customer and deferring the recognition of the revenue and related costs of uncompleted contracts for some period of time until the milestones are achieved and accepted by the customer and/or the products or services are delivered. As a result, a new contract may not result in revenue in the quarter or year in which the contract is signed, and we may not be able to predict accurately when revenue and related costs from a contract will be recognized. Any failure or delay in our ability to meet contractual milestones and/or deliver our products to our customers may harm our operating results. Since our operating expenses are based on anticipated revenue and cash flows from contracts and because a high percentage of these expenses are relatively fixed, a delay in revenue and cash flows from one or more contracts could cause significant variations in operating results from quarter to quarter and cause unexpected results. Revenue from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid account receivable are recorded as deferred revenue. Our future operating results and cash flows will depend on many factors, including the following:

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

In order to address the reportable condition, we retained a controller on a part-time consulting basis in July 2005, who became a full-time employee in August 2005, and we have begun to further develop and document our accounting policies and financial reporting procedures. If, however, we fail to staff our accounting and finance function adequately or maintain internal controls adequate to meet the demands that we now face as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, we may be unable to report our financial results accurately or in a timely manner and our business and stock price may suffer.

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

Our contract with Nissan provides that we will develop customized Hoku MEAs for use in Nissan’s automotive fuel cells and an MEA assembly process. Nissan may terminate the contract if we materially breach the contract without curing the breach within 30 days or if we are insolvent or petition in bankruptcy. Our failure to achieve a technical milestone is not a material breach under the contract.

Our contract with the U.S. Navy provides that we will develop and demonstrate a PEM fuel cell power plant prototype that incorporates our Hoku MEA within IdaTech, LLC’s fuel cell stacks and integrated fuel cell systems. Under this contract, the U.S. Navy will pay us when we complete specified testing and performance milestones. On September 30, 2005, we entered into an Amendment of Solicitation/Modification of Contract with the U.S. Navy pursuant to which the U.S. Navy exercised its two options under the PEM fuel cell demonstration contract. The contract provides that if we successfully meet the three remaining milestones, including (i) the successful incorporation of Hoku MEA into IdaTech’s fuel cell stack that produces a minimum of one kilowatt of net electrical power, (ii) the delivery of a design and specifications for IdaTech’s prototype fuel cell system incorporating this stack, and (iii) the successful demonstration of the prototype system, the U.S. Navy will pay us to manufacture 11 demonstration-ready fuel cell systems for an aggregate amount of $1.1 million to be paid in installments as each fuel cell power plant is completed. The second option provides that we will operate and maintain 10 of the 11 fuel cell power plants manufactured under the first option for a period of 12 months at a U.S. Navy facility, for which the U.S. Navy has agreed to pay us a total of $1.4 million in 12 equal monthly installments.

If we fail to achieve any of the remaining milestones in the initial contract, then the U.S. Navy will have no obligation to proceed with these options and may terminate the contract. In addition, the U.S. Navy may terminate the contract, in whole or in part, if it is determined that the termination is in the U.S. Government’s interest.

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

The U.S. Department of Energy, in connection with the Solid State Energy Conversion Alliance, a partnership with the National Laboratories and industry, has established 40,000 hours, which represents approximately 4 1/2 years of operation, and 5,000 hours as the commercial operating lifetime targets for fuel cell systems in residential primary stationary and automotive applications, respectively. Neither we nor our customers have tested our products in simulated commercial fuel cell systems to determine their continuous operating lifetimes. As the market for fuel cell systems develops, we expect that governments and regulatory bodies will establish more operating specifications, such as operating lifetime targets, power output targets and similar operating metrics. If we fail to meet existing or any future recommended operating specifications, the market for our products may be limited.

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

Our ability to compete effectively will depend on our ability to protect our intellectual property rights with respect to our Hoku MEAs, Hoku Membranes and manufacturing processes. We rely in part on patents, trade secrets and policies and procedures related to confidentiality to protect our intellectual property. However, much of our intellectual property is not covered by any patent or patent application. Confidentiality agreements to which we are party may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also become known without breach of these agreements or may be independently developed by our competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any of our potential competitive advantages. Moreover, our patent applications may not result in the grant of patents either in the United States or elsewhere. Further, in the case of our issued patent or our patents that may issue, we do not know whether the claims allowed will be sufficiently broad to protect our technology or processes. Even if some or all of our patent applications issue and are sufficiently broad, our patents may be challenged or invalidated and we may not be able to enforce them. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. We do not know whether we have been or will be completely successful in safeguarding and maintaining our proprietary rights. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing third-party patents, we could be required to pay substantial royalties and/or damages, and we do not know whether we will be able to obtain licenses to use these patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our products, and could necessitate the expenditure of significant resources to develop or acquire non-infringing intellectual property.

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

We have no experience manufacturing our products in significant volumes. To date, we have focused primarily on research and development and very low volume manufacturing. We have completed the move of our operations to a new approximately 14,000 square foot facility in Kapolei, Hawaii and have completed the installation of a customized piece of manufacturing equipment and other non-customized equipment for the new facility; however we have not yet begun manufacturing our products with this new equipment. If the equipment does not operate as designed, our ability to manufacture our products in significant volumes will be delayed and our business would suffer.

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

Our production capacity expansion will increase our fixed costs. Even if we are successful in developing our manufacturing capabilities and processes, we may be unable to increase our sales volumes to utilize the additional manufacturing capacity of our new facility, which would negatively impact our gross margins and our ability to become profitable.

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

We use solvents, volatile organic compounds and other materials in our membrane and MEA research and development and manufacturing processes that are considered hazardous to the environment and a risk to public health and safety by federal and state regulatory authorities. We also use hydrogen and oxygen, which are highly flammable gases, to test our products. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may increase our research and development or manufacturing costs and may require us to halt or suspend our operations until we regain compliance. To date, compliance with environmental laws and regulations has not had a material effect on our business or operations. If we have an accident at our facility involving a spill or release of these substances, we may be subject to civil and/or criminal penalties, including financial penalties and damages, and possibly injunctions preventing us from continuing our operations. Any liability for penalties or damages, and any injunction resulting from damages to the environment or public health and safety, could harm our business. We do not have any insurance for liabilities arising from the use and handling of hazardous materials.

Any significant and prolonged disruption of our operations in Hawaii could result in production delays that would reduce our revenue.

All of our operations are located in Hawaii, which is subject to the potential risk of earthquakes, hurricanes, tsunamis and other natural disasters. The occurrence of an earthquake, hurricane, tsunami or other natural disaster at or near our facility could result in damage, power outages and other disruptions that would interfere with our ability to conduct our business, including impairing our ability to develop and manufacture our products. Any significant and prolonged disruption resulting from these events would cause delays in the manufacture and shipment of our products.

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

Sales to Japan accounted for substantially all of our revenue in fiscal 2004 and 2005, and for the six months ended September 30, 2005. We anticipate that international sales will continue to account for a significant percentage of our revenue. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

As of September 30, 2005, Dustin M. Shindo, our Chairman of the Board of Directors, President and Chief Executive Officer, held of record approximately 38.5% of our capital stock. Our executive officers, directors and principal stockholders, together with their affiliates, as of September 30, 2005, in the aggregate, beneficially owned approximately 87.3% of our capital stock, including shares subject to outstanding options and warrants. Thus, these stockholders, acting together, are able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval, and continue to have control over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change of control of us or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

If our existing stockholders sell a large number of shares of common stock or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock would likely decline significantly. Based on shares outstanding as of September 30, 2005, after the closing of our initial public offering, assuming no outstanding options were exercised prior to the closing of the offering, existing stockholders held 12,638,110 shares of our common stock. The 12,638,110 shares outstanding upon the closing of the offering held by existing stockholders are subject to lock-up agreements with Piper Jaffray or with us for at least 180 days from the closing date of the offering.

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

Following our initial public offering, we registered 1,894,998 shares of common stock that are authorized for issuance under our equity incentive plans. As of September 30, 2005, 650,707 shares were subject to outstanding options, of which 178,463 shares were vested. These shares can be freely sold in the public market upon issuance, subject to the lock-up agreements referred to above and restrictions on our affiliates.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including auction instruments, corporate and government bonds and certificates of deposit. Our cash and cash equivalents and short-term investments as of September 30, 2005 were $23.9 million and were invested in government and corporate bonds, commercial paper, auction instruments and certificates of deposit. As all of our contracts are denominated in U.S. dollars, there is no associated currency risk.

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

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that due to the “material weakness” discussed above our disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting. In order to address the material weakness, we retained a controller on a part-time consulting basis in July 2005, who became a full-time employee in August 2005, and we have begun to further develop and document our accounting policies and financial reporting procedures.

Except as discussed above, there was no change in our internal control over financial reporting during the three months ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures. Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any legal proceedings.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

From July 1, 2005 through September 30, 2005, we sold and issued the following unregistered securities:

1.	From July 1, 2005 through September 30, 2005, we granted options to purchase an aggregate of 16,668 shares of our common stock, at an exercise price of $6.00 per share, to our employees pursuant to our 2002 Stock Plan. During this period, options to purchase an aggregate of 2,612 shares of our common stock were cancelled without being exercised.

2.	From July 1, 2005 through September 30, 2005, warrants to purchase 183,332 shares of our common stock were exercised by three accredited investors for an aggregate purchase price of $21,250.

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

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-124423), that was declared effective by the Securities and Exchange Commission on August 5, 2005. We registered 4,830,000 shares of our common stock with a proposed maximum aggregate offering price of $43.5 million, of which we sold 3,683,200 shares at $6.00 per share and an aggregate offering price of $22.1 million. The offering was completed after the sale of 3,683,200 shares. Piper Jaffray & Co. was the book-running managing underwriter of our initial public offering and SG Cowen & Co., LLC and Thomas Weisel Partners LLC, acted as co-managers. Of this amount, $1.5 million was paid in underwriting discounts and commissions, and an additional $2.0 million of expenses were incurred, of which $317,000 million was incurred during the fiscal year ended March 31, 2005 and $1.7 million was incurred during the six months ended September 30, 2005. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. As of September 30, 2005, we had applied the aggregate net proceeds of $18.6 million from our initial public offering as follows:

•	approximately $4.3 million was used for the construction and build-out of our combined office, research and development and manufacturing facility and the purchase of production equipment; and

•	the remainder of the net proceeds from the offering, approximately $14.3 million, remain invested in short-term investments accounts.

The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries in the ordinary course of business.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description
10.30(1)	Amendment of Solicitation/Modification of Contract, dated September 30, 2005, by and between the U.S. Navy, Naval Air Warfare Center Weapons Division and Hoku Scientific, Inc.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 10.30 to our Report on Form 8-K, dated September 30, 2005 and filed with the Securities and Exchange Commission on October 5, 2005, which is incorporated herein by reference.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hoku Scientific, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 31, 2005.

HOKU SCIENTIFIC, INC.

/s/ DARRYL S. NAKAMOTO
Darryl S. Nakamoto
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
10.30(1)	Amendment of Solicitation/Modification of Contract, dated September 30, 2005, by and between the U.S. Navy, Naval Air Warfare Center Weapons Division and Hoku Scientific, Inc.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 10.30 to our Report on Form 8-K, dated September 30, 2005 and filed with the Securities and Exchange Commission on October 5, 2005, which is incorporated herein by reference.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hoku Scientific, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.