Form 10-Q
period 2005-12-31
HOKU SCIENTIFIC INC
filed 2006-02-14
CIK 1178336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):    ☐  Large accelearated filer    ☐  Accelerated filer    ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Common Stock, par value $0.001 per share, outstanding as of December 31, 2005: 16,335,224

HOKU SCIENTIFIC, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2005

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOKU SCIENTIFIC, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2005 (Unaudited)	March 31, 2005
Assets
Cash and cash equivalents	$472	$2,552
Short-term investments	19,633	1,607
Accounts receivable	1,364	3,572
Inventory	133	61
Costs of uncompleted contracts	1,619	261
Other current assets	413	180

Total current assets	23,634	8,233
Property, plant and equipment, net	6,396	2,218
Other assets	15	331

Total assets	$30,045	$10,782

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	1,045	280
Deferred revenue	2,360	4,244
Current portion of capital lease obligation	8	9
Other current liabilities	78	12

Total current liabilities	3,491	4,545
Long-term portion of capital lease obligation	—	5
Total liabilities	3,491	4,550

Stockholders’ Equity:
Convertible Series A preferred stock, no par value and $0.001 par value as of December 31, 2005 and March 31, 2005, respectively. Authorized no shares and 2,036,768 shares; issued and outstanding no shares and 2,036,658 shares; aggregate liquidation preference of $0 and $1,527,500 as of December 31, 2005 and March 31, 2005, respectively	—	1,495
Convertible Series B preferred stock, no par value and $0.001 as of December 31, 2005 and March 31, 2005, respectively. Authorized no shares and 333,350 shares; issued and outstanding no shares and 333,333 shares; aggregate liquidation preference of $0 and $1,000,000 as of December 31, 2005 and March 31, 2005, respectively	—	1,000
Convertible Series C preferred stock, no par value and $0.001 as of December 31, 2005 and March 31, 2005, respectively. Authorized no shares and 3,550,177 shares; issued and outstanding no shares and 3,549,997; aggregate liquidation preference of $0 and $5,325,000 as of December 31, 2005 and March 31, 2005, respectively	—	5,325
Preferred stock, $0.001 par value and no par value as of December 31, 2005 and March 31, 2005, respectively. Authorized 5,000,000 shares and no shares; no shares issued and outstanding as of December 31, 2005 and March 31, 2005, respectively	—	—
Common stock, $0.001 par value as of December 31, 2005 and March 31, 2005, respectively. Authorized 100,000,000 shares and 18,667,600 as of December 31, 2005 and March 31, 2005, respectively; issued and outstanding 16,335,224 and 6,155,834 shares as of December 31, 2005 and March 31, 2005, respectively	16	6
Additional paid-in capital	32,202	4,959
Accumulated deficit	(5,670)	(6,506)
Accumulated other comprehensive income (loss)	6	(47)

Total stockholders’ equity	26,554	6,232

Total liabilities and stockholders’ equity	$30,045	$10,782

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Service and license revenue	$1,727	$75	$4,166	$175
Cost of service and license revenue(1)	349	3	713	3

Gross margin	1,378	$72	$3,453	172

Operating expenses:
Selling, general and administrative(1)	983	498	1,972	1,375
Research and development(1)	418	308	1,107	1,186

Total operating expenses	1,401	806	3,079	2,561

Income (loss) from operations	(23)	(734)	374	(2,389)
Interest and other income	196	30	324	68

Income (loss) before income tax benefit	173	(704)	698	(2,321)
Income tax benefit	29	54	138	193

Net income (loss)	$202	$(650)	$836	$(2,128)

Basic net income (loss) per share	$0.01	$(0.11)	$0.07	$(0.40)

Diluted net income (loss) per share	$0.01	$(0.11)	$0.06	$(0.40)

Shares used in computing basic net income (loss) per share	16,326,429	5,664,498	11,912,171	5,287,665

Shares used in computing diluted net income (loss) per share	16,689,548	5,664,498	14,910,593	5,287,665

(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$14	$—	$26	$—
Selling, general and administrative	198	248	626	709
Research and development	33	66	121	189

Total	$245	$314	$773	$898

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$836	$(2,128)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	162	125
Contract termination	297	—
Impairment of leasehold improvements	243	—
Stock-based compensation	827	898
Changes in operating assets and liabilities:
Accounts receivable	2,208	(2)
Inventory	(72)	(22)
Costs of uncompleted contracts	(1,358)	(264)
Other current assets	(233)	(57)
Other assets	316	—
Accounts payable and accrued expenses	468	7
Deferred revenue	(1,884)	2,427
Other current liabilities	66	(50)

Net cash provided by operating activities	1,876	934

Cash flows from investing activities:
Proceeds from short-term investments	4,901	1,445
Purchases of short-term investments	(22,874)	(800)
Acquisition of property and equipment	(4,583)	(1,857)

Net cash used in investing activities	(22,556)	(1,212)

Cash flows from financing activities:
Principal repayment of capital lease obligation	(6)	(6)
Proceeds from initial public offering	20,552	—
Proceeds from issuance of preferred stock		2,525
Initial public offering costs	(1,948)	—
Exercise of common stock warrants and options	2	3

Net cash provided by financing activities	18,600	2,522

Net increase (decrease) in cash and cash equivalents	(2,080)	2,244
Cash and cash equivalents at beginning of period	2,552	901

Cash and cash equivalents at end of period	$472	$3,145

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices

(a) Business

Hoku Scientific, Inc., or the Company, designs, develops and manufactures membrane electrode assemblies, or MEAs, and membranes for proton exchange membrane or PEM fuel cells.

(b) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management these unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2005 and the Company’s results of operations and cash flows for the three and nine months ended December 31, 2005 and 2004. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period. These financial statements and notes should be read in conjunction with the Company’s financial statements for the fiscal year ended March 31, 2005 contained in the Company’s Registration Statement on Form S-1, as amended, filed with the Securities and Exchange Commission on August 5, 2005. The Company’s fiscal year ends on March 31. The Company designates its fiscal year by the year in which that fiscal year ends; e.g., fiscal year 2005 refers to the fiscal year ending March 31, 2005.

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

(d) Concentration of Credit Risk

Significant customers represent those customers that account for more than 10% of the Company’s total revenue. Nissan Motor Co. Ltd., or Nissan, accounted for $4.1 million of total revenue, or approximately 99% of revenue as a percentage of total revenue for the nine months ended December 31, 2005. Nissan accounted for $173,000 of total revenue, or 98% of revenue as a percentage of total revenue, for the nine months ended December 31, 2004.

The primary location of business for Nissan is Japan. All contracts are denominated in U.S. dollars.

(e) Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. In addition, indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material effect on its financial position or results of operations.

(2) Deferred Revenue

Pursuant to the Company’s revenue recognition policy, the following amounts were recorded as deferred revenue as of December 31, 2005:

Nissan Motor Co., Ltd.

In September 2004, the Company entered into two contracts with Nissan, an engineering contract that called for the customization of Hoku MEAs for integration into Nissan’s automotive fuel cells and a membrane and MEA purchase contract. Under the engineering contract, Nissan paid the Company $400,000. During the nine months ended December 31, 2005, $323,000 was recognized as revenue based on the delivery of products in accordance with the engineering contract. The remaining $77,000 was recognized as revenue in fiscal year 2005. Under the purchase contract, the Company agreed to manufacture for Nissan specified volumes of Hoku Membranes and Hoku MEAs for specified prices. Nissan paid the Company $1.3 million upon execution of the contract as a prepayment for Hoku MEAs and Hoku Membranes. These contracts were scheduled to expire in March 2005. At Nissan’s request, the Company verbally modified the contract in March 2005. The modification to the contract was made to allow Nissan to adjust its internal testing schedule. The two contracts are being accounted for as a single arrangement, and the revenue is being recognized in proportion to the number of MEAs and/or membranes delivered to Nissan relative to the total estimated number of MEAs and/or membranes to be delivered. These deliveries occurred periodically and were based upon delivery schedules from Nissan consistent with its testing activities. The final delivery of Hoku MEAs and Hoku Membranes under these contracts was accepted by Nissan in December 2005, and $1,050,000 was recognized as revenue during the nine months ended December 31, 2005. The remaining $250,000 was recognized as revenue in fiscal year 2005.

In March 2005, the Company entered into a collaboration contract with Nissan to develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. Under the collaboration contract, Nissan paid the Company $2.8 million upon execution of the contract which was recorded as deferred revenue as of March 31, 2005. Revenue was recognized on a straight-line basis as the engineering services were rendered under the contract and for product deliveries also on a straight-line basis from the delivery date to the expected completion of the engineering services pursuant to the collaboration contract, which was December 31, 2005. Management believes that all engineering services have been completed and $2.8 million was recognized as revenue under the collaboration agreement during the nine months ended December 31, 2005. As of December 31, 2005, the Company had not received verification from Nissan that all engineering services had been received. Upon receipt of this verification, Nissan is obligated to pay the Company an additional $240,000. In January 2006, Nissan verified that all engineering services have been completed under the collaboration agreement and $240,000 was recognized as revenue.

U.S. Navy - Naval Air Warfare Center Weapons Division

In March 2005, the Company was awarded a contract with the U.S. Navy to develop and demonstrate a PEM fuel cell power plant prototype that incorporates the Company’s Hoku MEAs within IdaTech, LLC, or IdaTech, fuel cell stacks and integrated fuel cell systems. Under the contract, the U.S. Navy agreed to pay the Company up to an aggregate of $2.1 million if and when the Company completed specified testing and performance milestones. As of December 31, 2005, the Company had completed all seven milestones including the construction and testing of a prototype.

The U.S. Navy agreed on September 30, 2005 that, when the Company completed the seven milestones under the contract, the last three of which were completed in December 2005, it would proceed with both of its options. The first option is to manufacture 11 fuel cell power plants for which the U.S. Navy has agreed to pay the Company a total of $1.1 million in installments as each fuel cell power plant is completed. The second option is to have the Company operate and maintain 10 of the 11 fuel cell power plants manufactured under the first option for a period of 12 months at a U.S. Navy facility, for which the U.S. Navy has agreed to pay the Company a total of $1.4 million in monthly installments beginning at the time each of the 10 fuel cell power plants are placed into service. The initial contract and the two options that the U.S. Navy have exercised will be accounted for as a single unit of accounting, with revenue recognition to occur in monthly installments at the time each of the 10 fuel cell power plants are placed into service over the period of the second option. Since the fuel cell power plants have not been placed in service, the $2.1 million is classified as deferred revenue as of December 31, 2005.

Sanyo Electric Co., Ltd.

In March 2003, the Company entered into a contract with Sanyo Electric Co., Ltd., to jointly develop an MEA assembly process using the Company’s Hoku Membranes for integration into Sanyo’s stationary fuel cell systems. The Company satisfied all of the performance milestones under the contract for which Sanyo has paid the Company a total of $2.5 million that was recognized as service and license revenue in fiscal 2005. In December 2005, the Company entered into a material transfer and collaborative testing agreement with Sanyo to allow Sanyo to conduct additional testing of newer versions of the Company’s Hoku Membrane and Hoku MEA products. The Company also agreed to collaborate with Sanyo on the testing of the Company’s products. Under the agreement, Sanyo agreed to pay the Company a service and license fee of $260,000 for the Company’s collaboration work, which does not include the cost of Hoku products to be ordered by Sanyo for testing that will be invoiced separately. As of December 31, 2005, the $260,000 service and license fee was recorded as an account receivable and as deferred revenue The payment is due by February 28, 2006. Revenue will be recognized on a straight-line basis as the services are rendered under the contract and for product deliveries also on a straight-line basis from the delivery date to the expected completion of the engineering services, which is July 31, 2006.

(3) Inventory

Inventory is stated at the lower of average cost or market and consists of raw materials, work-in-progress and finished goods in accordance with Statement of Financial Accounting Standards No. 151, or SFAS No. 151, Inventory Costs. The Company adopted SFAS No. 151 in the nine months ended December 31, 2005. The impact of the adoption of SFAS No. 151 is immaterial to previously reported periods and is not expected to have a material effect for any future periods. As of December 31, 2005, both work-in-progress and finished goods inventories were not material to the aggregate inventory balance.

(4) Property, Plant and Equipment

As of December 31, 2005 and March 31, 2005, respectively, property, plant and equipment consisted of the following:

	December 31, 2005	March 31, 2005
	(in thousands)
Land	$1,366	$1,366
Building	3,825	—
Research equipment	545	545
Facility improvements	—	454
Office equipment and furniture	87	80
Production equipment	780	29
Automobile	16	16

	6,619	2,490
Less accumulated depreciation and amortization	(223)	(272)

Property, plant and equipment, net	$6,396	$2,218

In August 2005, the Company completed the move of its operations to a new 14,000 square foot facility in Kapolei, Hawaii, and is currently negotiating to either buyout the operating lease or sublease its leased space in Honolulu, Hawaii where the Company was previously headquartered. The lease expires on January 31, 2008.

As of September 30, 2005, in accordance with Statement of Financial Accounting Standards No. 146, or SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a $56,000 liability for contract termination costs associated with the Honolulu lease. The liability was determined based upon the amount of the remaining lease payments less the amount that could reasonably be obtained through subleasing the property. The Company expected this liability to be satisfied during the quarter ended December 31, 2005. However, the Company was not able to find a suitable sublessee. As a result, the Company recorded an additional liability of $241,000 as of December 31, 2005. The additional liability was based on the estimated cost to buyout the lease.

The Company evaluated the leasehold improvements at the Honolulu lease site in accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived

Assets. The Company evaluated its leasehold improvements by reviewing the anticipated cash flows and determined that expenses related to the lease would exceed anticipated cash flows that would reasonably be obtained through subleasing the property. The Company determined that the leasehold improvements related to the former facility were no longer of value. Additionally, the Company determined that the leasehold improvements were not saleable to a third party and did not affect the estimated market value to lease the facility. As a result, the Company recorded a $243,000 loss in August 2005 to reflect the impairment.

As of December 31, 2005 and March 31, 2005, the Company had no physical assets located outside of the United States.

(5) Credit Facility

In June 2005, the Company entered into a secured $3.5 million credit facility with a bank to finance, in part, the construction of its combined office, research and development and manufacturing facility in Kapolei. The loans under this credit facility bear interest at a rate of 5.3% and are secured by the Company’s assets. The loans are repayable on a monthly basis through June 2008 with a balloon payment at the end of the term. The credit facility provides for certain restrictive covenants and indemnification provisions, including the requirement to maintain specified cash balances with the bank. As of December 31, 2005, no amounts were outstanding under this credit facility; therefore the Company was not subject to any restrictive covenants on that date.

(6) Stockholders’ Equity

Changes in stockholders’ equity were as follows for the nine months ended December 31, 2005 (in thousands):

	Convertible Series A, B and C Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity	Comprehensive Income
	(in thousands)
Balance as of March 31, 2005	$7,820	$6	$4,959	$(6,506)	$(47)	$6,232
Net income	—	—	—	836	—	836	$836
Stock-based compensation	—	—	827	—	—	827	—
Initial public offering and over-allotment option proceeds, net of underwriter discounts and commissions	—	4	20,548	—	—	20,552	—
Conversion of preferred stock	(7,820)	6	7,814	—	—	—	—
Initial public offering costs	—	—	(1,948)	—	—	(1,948)	—
Exercise of common stock warrants and options	—	—	2	—	—	2	—
Change in unrealized gain on investments	—	—	—	—	53	53	53

Balance as of December 31, 2005	$—	$16	$32,202	$(5,670)	$6	$26,554	$889

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

Initial Public Offering. On August 10, 2005, the Company completed its initial public offering of 3,500,000 shares of its common stock at a public offering price of $6.00 per share. The Company incurred $1.9 million in costs related to the initial public offering. The costs relating to the offering in addition to underwriting discounts and commissions were offset against the cash proceeds from the initial public offering resulting in net proceeds of approximately $17.6 million. The capitalized costs of the initial public offering were reduced upon receipt of the proceeds and the net amount increased stockholders’ equity. In connection with the closing of the initial public offering, all of the Company’s shares of preferred stock outstanding at the time of the closing of the offering were automatically converted into 5,919,988 shares of common stock and the Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State authorizing 100,000,000 shares of common stock and 5,000,000 shares of undesignated preferred stock.

Over-Allotment Option. In September 2005, the underwriters exercised their over-allotment option to purchase an additional 183,200 shares of common stock at the public offering price of $6.00 per share. The underwriting discounts and commissions were offset against the cash proceeds from the exercise of the over-allotment resulting in net proceeds of $1.0 million.

Calendar Year 2005 Executive Incentive Compensation Plan. In July 2005, the independent members of the Company’s board of directors approved the Calendar Year 2005 Executive Incentive Compensation Plan, or the 2005 Plan. Each incentive payment under the 2005 Plan was originally to have been split such that 50% was allocated to cash and 50% was allocated to a fully-vested stock award to be issued pursuant to the 2005 Equity Incentive Plan. The Plan provided that the maximum incentive payment to each executive officer could equal 120% of that executive officer’s annual base salary as of July 8, 2005. On December 16, 2005 the independent members determined that 80% was to be allocated to cash and 20% was to be allocated to a fully-vested stock award. The independent members further determined, based upon their review of the corporate performance targets, that each executive officer would receive additional compensation equal to 120% of that executive officer’s annual base salary as of July 8, 2005. As a result, in December 2005, the independent members awarded the executive officers an aggregate amount of $472,000 in cash which was paid in December 2005, and $118,000 as the cash value of the stock awards. In December 2005, the Company recorded the par value of the estimated number of shares and additional paid in capital based on the closing price of the Company’s common stock on the date of the award as reported on the NASDAQ National Market, or $8.95 per share. The amount will be adjusted based on the closing share price on the issue date. The independent members have not implemented an incentive compensation or other bonus plan for executives with respect to service in the fourth quarter of the fiscal year ending March 31, 2006.

(7) Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, which establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS No. 109, the Company recognizes federal and state current tax liabilities or assets based on its estimate of taxes payable to or refundable by each tax jurisdiction in the current fiscal year. After considering the estimated book to tax timing differences, utilization of net operating loss carryforwards and available credits for the year ending March 31, 2006, the Company recorded an income tax benefit of $138,000 for the nine months ended December 31, 2005.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets depends upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company continues to provide a valuation allowance against its net deferred tax assets as of December 31, 2005.

As of December 31, 2005, total deferred tax assets were principally comprised of deferred revenue which was primarily comprised of $2.1 million for the completion of the seven milestones specified under the U.S. Navy contract. Any net operating loss carryforwards not utilized will begin to expire in 2022. Further, the utilization of the net operating loss carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in the Company’s ownership structure. Annual limitations might result in the expiration of net operating loss carryforwards prior to utilization.

During the nine months ended December 31, 2005 and 2004, respectively, the Company qualified as a “Hawaii Qualified High Technology Business,” which provides certain tax credits to the Company for qualified research and development costs. The Company estimated credits in the amounts of $240,000 and $193,000 during the nine months ended December 31, 2005 and 2004, respectively. The estimated credit was determined by taking 75% of the projected tax credit for the applicable fiscal year. As the Company’s business transitions from research and development to commercial production, it will no longer qualify for additional tax credits through this program.

(8) Net Income (Loss) per Share

The following table sets forth the computation of basic and diluted net income (loss) per share, including the reconciliation of the denominator used in the computation of basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$202	$(650)	$836	$(2,128)
Denominator:
Weighted average shares of common stock and Class A common stock (basic)	16,326,429	5,664,498	11,912,171	5,287,665
Effect of Dilutive Securities
Add:
Weighted average convertible preferred shares	—	—	2,631,106	—
Weighted average stock options and warrants	363,119	—	367,316	—

Weighted average shares of common stock and Class A common stock (diluted)	16,689,548	5,664,498	14,910,593	5,287,665

Basic net income (loss) per share	$0.01	$(0.11)	$0.07	$(0.40)

Diluted net income (loss) per share	$0.01	$(0.11)	$0.06	$(0.40)

Due to the Company’s net loss for both the three and nine months ended December 31, 2004, all potential common equivalent shares were anti-dilutive and were excluded from the denominator in computing diluted net loss per share. As of December 31, 2004, potential dilutive securities included: (a) options to purchase 623,319 shares of common stock at prices ranging from $0.075 to $0.375 per share, (b) warrants to purchase 183,332 shares of common stock at prices of $0.075 or $0.525, (c) Series A, B and C preferred stock convertible into 5,919,988 shares of common stock, and (d) 1,087,500 shares of common stock subject to repurchase.

(9) Stock-based Compensation

Common Stock. The Company entered into a restricted stock agreement with each of its three officers in June 2002, which placed a repurchase right on each officer’s common stock holdings, an aggregate of 6,666,666 shares of common stock that lapsed over time. The Company may repurchase the common stock held by these three officers at the original issue price upon the termination of each officer’s employment with the Company. The Company’s repurchase right lapsed as to 1/4th of the shares on June 21, 2002 and 1/48th of the shares per month thereafter through June 20, 2005. As of December 31, 2005 and March 31, 2005, two of these three officers remained with the Company and no shares and 543,750 shares, respectively, remained subject to repurchase.

For financial accounting purposes, the imposition of repurchase restrictions on the officers’ common stock pursuant to the restricted stock agreements was treated as a contribution of capital and the reissuance of shares of restricted common stock. The Company determined the fair value of the restricted shares on the date of reissuance to be $0.75 per share based upon the contemporaneous sale of the Company’s Series A preferred stock. This fair value is recorded as stock-based compensation expense as the Company’s repurchase rights lapse. The Company recorded stock-based compensation expense related to common stock subject to repurchase of $0 and $272,000 during the three months ended December 31, 2005 and 2004, respectively, and $272,000 and $816,000 during the nine months ended December 31, 2005 and 2004, respectively. As of December 31, 2005, no shares held by these officers remained subject to the Company’s right of repurchase.

Stock Options. The Company granted options to purchase 26,667 and 9,716 shares of common stock during the nine months ended December 31, 2005 under the Company’s 2002 Stock Plan and 2005 Equity Incentive Plan, respectively. The Company recorded stock-based compensation expense of $245,000 and $42,000 during the three months ended December 31, 2005 and 2004, respectively, and $501,000 and $82,000 during the nine months ended December 31, 2005 and 2004, respectively. The stock-based compensation expense excludes $22,000 and $54,000 which was capitalized to cost of uncompleted contracts during the three months and nine months ended December 31, 2005, respectively. The Company expects to incur an aggregate of $2.3 million of future stock-based compensation expense associated with unvested stock options outstanding as of December 31, 2005 through fiscal 2011.

The fair value of the stock options granted is calculated using the Black-Scholes option pricing model as allowed by Statement of Financial Accounting Standards No. 123(R), Share-Based Payments and Staff Accounting Bulletin No. 107, Share-Based Payments. The assumptions used for the nine months ended December 31, 2005 and 2004 to estimate fair value included: a risk-free interest rate ranging from 2.93% to 4.55%; expected volatility of 100%; no dividend yield and an expected life of 7.5 years. Stock-based compensation expense is recognized on a straight-line basis as the stock options vest. An expected forfeiture rate of 30% is applied against the stock-based compensation expense, based on the Company’s historical experience.

Stock Awards. In accordance with the Calendar Year 2005 Executive Incentive Compensation Plan, the independent members of the Company’s board of directors determined that each executive officer would receive additional compensation equal to 120% of that executive officer’s annual base salary as of July 8, 2005. In December 2005, the independent members determined that 80% was to be allocated to cash and 20% was to be allocated to a fully-vested stock award. In December 2005, the Company recorded a stock-based compensation expense of $118,000, which represents the cash value of the stock awards.

(10) Short-Term Investments

The available-for-sale securities as of December 31, 2005 and March 31, 2005 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses Less Than 12 Months
					Count	Fair Value	Amount
	(dollars in thousands)
As of December 31, 2005
Corporate bonds	$513	$—	$(1)	$512	5	$512	$(1)
Certificates of deposit	100	—	—	100	—	100	—
Government bonds	11,517	—	(12)	11,505	2	11,505	(12)
Commercial paper	7,497	19	—	7,516	—	7,516	—

Total Short-term Investments	$19,627	$19	$(13)	$19,633	7	$19,633	$(13)

As of March 31, 2005
Corporate bonds	$1,409	$—	$(45)	$1,364	12	$1,364	$(45)
Certificates of deposit	195	—	(2)	193	2	193	(2)
Government bonds	50	—	—	50	1	50	—

Total Short-term Investments	$1,654	$—	$(47)	$1,607	15	$1,607	$(47)

(11) Subsequent Events

In February 2006, the Company entered into a Step 3 collaboration contract with Nissan to further develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. The Company will provide work pursuant to the Step 3 collaboration contract between January 1, 2006 and September 30, 2006. As payment for the work performed by the Company, Nissan shall pay the Company $2.7 million upon the execution date of the contract and an additional $240,000 on July 31, 2006. The payments above do not include the cost of Hoku products to be ordered by Nissan for testing that will be invoiced separately. Revenue will be recognized on a straight-line basis as the engineering services are rendered under the contract and for product deliveries also on a straight-line basis from the delivery date to the completion of the contract.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements about:

•	our expectations regarding the potential size and growth of the fuel cell and MEA markets in general and our revenues in particular;

•	our expectations regarding the market acceptance of our products;

•	our expectations with respect to our intellectual property position;

•	our expectations with respect to our manufacturing capabilities;

•	our estimates regarding our capital requirements and our need for additional financing;

•	future events;

•	our future performance with respect to our contracts and/or relationships with the U.S. Navy, Nissan Motor Co., Ltd., and Sanyo Electric Company, Ltd.;

•	our future financial performance;

•	our business strategy and plans; and

•	objectives of management for future operations.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail in Part II, Item IA. “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date hereof. We hereby qualify all of our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Overview

We design, develop and manufacture membrane electrode assemblies, or MEAs, and membranes for proton exchange membrane, or PEM, fuel cells. We develop custom monomers and polymers for our Hoku Membranes—the core technology of our Hoku MEAs. MEAs are an integral component of PEM fuel cells. Monomers are the molecular components of polymer-based membranes. Based on our internal tests, we believe our products address the cost, durability, performance and environmental challenges facing users of commercially available MEAs and membranes. Our monomer materials and polymer synthesis process are designed to allow us to control the cost, durability and performance characteristics of our Hoku Membranes. We believe our products will enable PEM fuel cell systems to compete with power sources that rely on existing technologies, such as combustion engines and conventional batteries. Hoku MEAs and Hoku Membranes are designed for the residential primary power and commercial back-up power markets, which we refer to collectively as the stationary market, and for the automotive market. To date, our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and although we are manufacturing products for testing and evaluation by our customers, we have not sold any products commercially. Our goal is to be a leading provider of MEA products for PEM fuel cell applications.

We were incorporated in Hawaii in March 2001, were reincorporated in Delaware in December 2004 and have a limited operating history. Since our inception, we have focused our efforts on the design and development of fuel cell technologies, including our Hoku MEAs and Hoku Membranes. Our products have all been developed internally by our research and development team leveraging both preexisting publicly available technology and our own proprietary developments. We have incurred net losses in each year since our inception; however, we had net income for the nine months ended December 31, 2005.

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

Sanyo Electric Co., Ltd. In March 2003, we entered into a contract with Sanyo to jointly develop an MEA assembly process using our Hoku Membranes for integration into Sanyo’s stationary fuel cell systems. We have satisfied all of the performance milestones under the contract for which Sanyo has paid us a total of $2.5 million that was recognized as service and license revenue in fiscal 2005. In December 2005, we entered into a material transfer and collaborative testing agreement with Sanyo to allow Sanyo to conduct additional testing of newer versions of our Hoku Membrane and Hoku MEA products. We also agreed to collaborate with Sanyo on the testing of these products. Under the agreement, Sanyo agreed to pay us a service and license fee of $260,000 for our collaboration work, which does not include the cost of our products to be ordered by Sanyo for testing that will be invoiced separately. As of December 31, 2005, the $260,000 service and license fee was recorded as an account receivable and as deferred revenue. The payment is due by February 28, 2006. Revenue will be recognized on a straight-line basis as the services are rendered under the contract and for product deliveries also on a straight-line basis from the delivery date to the expected completion of the engineering services, which is July 31, 2006.

Nissan Motor Co., Ltd. In March 2004, we entered into a testing and evaluation contract with Nissan under which we were paid $100,000, which was recognized as revenue in the first quarter of fiscal 2005. This contract was amended in May 2004 to provide for additional testing and ended in September 2004 upon completion of the testing.

In September 2004, we entered into two contracts with Nissan, an engineering contract to customize our Hoku MEAs for integration into Nissan’s automotive fuel cells and a membrane and MEA purchase contract. Nissan paid us $400,000 under the engineering contract. The engineering contract ended in accordance with its terms in March 2005. Under the purchase contract, we agreed to deliver our Hoku MEAs and Hoku Membranes to Nissan in exchange for $1.3 million. The $1.7 million of aggregate payments under the engineering contract and purchase contract were recorded as deferred revenue upon receipt. In fiscal 2005, we recognized $250,000 of the $1.3 million under the purchase contract, and

$77,000 of the $400,000 under the engineering contract as service and license revenue based on product deliveries. The purchase contract expired in March 2005. At Nissan’s request, we verbally extended the term of the contract in March 2005 to allow Nissan to adjust its internal testing schedule. We delivered the remaining Hoku MEAs and Hoku Membranes on a purchase order basis during the nine months ended December 31, 2005, and recognized the remaining aggregate amount of $1.4 million under the engineering and purchase contracts as revenue during these nine months.

In March 2005, we entered into a collaboration contract with Nissan to develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. Under the collaboration contract, Nissan paid us $2.8 million upon execution of the contract which was recorded as deferred revenue as of March 31, 2005. Revenue was recognized on a straight-line basis as the engineering services were rendered under the contract and for product deliveries also on a straight-line basis from the delivery date to the expected completion of the engineering services pursuant to the collaboration contract, which was December 31, 2005. We believe that all engineering services have been completed and $2.8 million was recognized as revenue under the collaboration agreement during the nine months ended December 31, 2005. As of December 31, 2005, the Company had not received verification from Nissan that all engineering services had been received. Upon receipt of this verification, Nissan is obligated to pay us an additional $240,000. In January 2006, Nissan verified that all engineering services have been completed under the collaboration agreement and $240,000 was recognized as revenue.

In February 2006, we entered into a Step 3 collaboration contract with Nissan to further develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. We will provide work pursuant to the Step 3 collaboration contract between January 1, 2006 and September 30, 2006. As payment for the work we perform, Nissan shall pay us $2.7 million upon the execution date of the contract and an additional $240,000 on July 31, 2006. The payments above do not include the cost of our products to be ordered by Nissan for testing that will be invoiced separately. Revenue will be recognized on a straight-line basis as the engineering services are rendered under the contract and for product deliveries also on a straight-line basis from the delivery date to the completion of the contract.

U.S. Navy - Naval Air Warfare Center Weapons Division. In March 2005, we were awarded a contract with the U.S. Navy to develop and demonstrate a PEM fuel cell power plant prototype that incorporates our Hoku MEAs within IdaTech, LLC, or IdaTech, fuel cell stacks and integrated fuel cell systems. In March 2005, upon the completion of specified milestones, the U.S. Navy agreed to pay us $112,000, which was recorded as an account receivable and deferred revenue. The U.S. Navy paid us $112,000 in May 2005. In July 2005, we achieved the second and third technical milestones, and in August 2005, we achieved the fourth technical milestone required by our contract with the U.S. Navy. The U.S. Navy agreed to pay us an aggregate amount of $906,000 upon acceptance of these milestones, which was recorded as accounts receivable and deferred revenue. The U.S. Navy paid us $906,000 in September 2005. In December 2005, we achieved the remaining three milestones required by our contract with the U.S. Navy. The U.S. Navy agreed to pay us $1.1 million upon acceptance of these milestones, which was recorded as accounts receivable and deferred revenue in December 2005. As of December 31, 2005, we have recorded a total of $2.1 million as deferred revenue under our contract with the U.S. Navy.

On September 30, 2005, we entered into an Amendment of Solicitation/Modification of Contract with the U.S. Navy pursuant to which the U.S. Navy exercised its two options under the PEM fuel cell demonstration contract. The contract provides that when we complete the seven milestones under the contract, the last three of which were completed in December 2005, the U.S. Navy will pay for us to manufacture 11 demonstration-ready fuel cell systems for an aggregate amount of $1.1 million to be paid in installments as each fuel cell power plant is completed. The second option provides that we will operate and maintain 10 of the 11 fuel cell power plants manufactured under the first option for a period of 12 months at a U.S. Navy facility, for which the U.S. Navy has agreed to pay us a total of $1.4 million in monthly installments beginning at the time each of the 10 fuel cell power plants are placed into service. The initial contract and the options that the U.S. Navy have exercised will be accounted for as a single unit of accounting, with revenue recognition to occur over the period of the second option as the combined elements are delivered.

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

As of February, 2006, the demonstration site selection, preparation and logistics for the second option had not yet been finalized with the U.S. Navy. In addition, although we have achieved all of our initial Navy contract milestones on time, we have not yet run an IdaTech fuel cell stack incorporating our Hoku MEA for a prolonged period of time. Therefore, since the delivery of the first demonstration system is being delayed while we finalize the site selection and preparation, we are also conducting further internal testing and evaluation of the continuous runtime of our Hoku MEA in the IdaTech fuel cell stacks and systems. We expect to finalize the site selection and preparation, complete the additional testing and deliver the first systems to the U.S. Navy in the summer of 2006.

Additional Customers. We are performing test, evaluation and/or development work with a total of eight customers including Sanyo, Nissan and the U.S. Navy, which includes IdaTech. The five additional customers have purchased our Hoku Membrane and/or Hoku MEAs for testing and evaluation. We have not disclosed the names of these customers; however, these customers are focused on building stacks and systems for automotive and/or stationary fuel cell applications.

Cost of Revenue

Our cost of revenue consists primarily of employee compensation, including stock compensation, and supplies and materials. In the nine months ended December 31, 2005, we began allocating overhead to our cost of revenue. Such costs were immaterial in all prior fiscal years. We expect our cost of revenue to increase on an absolute basis as our product manufacturing activities and revenue increase.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of employee compensation, including stock-based compensation for executive, sales and marketing, finance and administrative personnel. Other significant costs include professional fees for accounting and legal services. We expect our selling, general and administrative expenses to increase significantly due to increased staffing and the costs associated with operating as a publicly traded company.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including stock-based compensation, for research and development personnel. Other significant costs include facility costs, the cost of supplies and materials, depreciation and amortization and consulting fees. We expense research and development expenses as they are incurred. We expect our research and development expenses to increase significantly as we enhance our current products, research new products and hire additional employees. In particular, during the three months ending March 31, 2006, we expect significant increases to payroll expenses and the cost of supplies and materials.

Results of Operations

Three Months Ended December 31, 2005 and 2004

Revenue. Revenue was $1.7 million for the three months ended December 31, 2005 compared to $75,000 for the same period in 2004. The increase of $1.6 million was primarily due to the recognition of service and license revenue from Nissan of which $784,000 related to the engineering and purchase contracts and $923,000 related to the collaboration contract.

Cost of Revenue. Cost of revenue was $349,000 for the three months ended December 31, 2005 compared to $3,000 for the same period in 2004. The increase of $346,000 was primarily due to costs related to our contracts with Nissan which consisted of manufacturing expenses, including employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $983,000 for the three months ended December 31, 2005 compared to $498,000 for the same period in 2004. The increase of $485,000 was primarily due to additional compensation to the executive officers in accordance with the Calendar Year 2005 Executive Incentive Compensation Plan of $393,000 in payroll expense and $96,000 in stock-based compensation. Payroll expenses and stock-based compensation increased by $67,000 and $60,000, respectively, primarily due to hiring of financial personnel, insurance premiums of $93,000 and professional fees consisting principally of accounting, consulting, and other service fees increase by $58,000. The remaining significant increase related to the expected buyout of our lease for our former facility in Honolulu, Hawaii of $58,000. The increase was offset by $151,000 related to the redeployment of personnel (e.g. payroll related costs) and the application of other direct and indirect charges previously captured in selling, general and administrative expenses prior to establishment of contracts, to existing customer contracts which have been recorded in costs of uncompleted contracts or cost of service and license revenue. The increase was further offset by a reduction in stock-based compensation of $206,000 related to the officers’ common stock that was subject to our repurchase right. As of December 31, 2005, no shares held by these officers remained subject to our right to repurchase. The remaining difference is due to various increases in selling, general and administrative expenses, including a $20,000 increase in travel expenses.

Research and Development Expenses. Research and development expenses were $418,000 for the three months ended December 31, 2005 compared to $308,000 for the same period in 2004. The increase of $110,000 was primarily due to an increase of $183,000 which includes expenses related to the expected buyout of our lease for our former facility in Honolulu, Hawaii. There was also additional compensation to an executive officer in accordance with the Calendar Year 2005 Executive Incentive Compensation Plan of $88,000 in payroll expense and $12,000 in stock-based compensation. Payroll expenses and stock-based compensation increased by $22,000 and $21,000, respectively, primarily due to hiring of research and development personnel. The increase was offset by $159,000 related to the redeployment of personnel (e.g. payroll related costs) and the application of other direct and indirect charges, which were previously captured in research and development expenses prior to establishment of contracts to existing customer contracts that have been recorded in costs of uncompleted contracts or cost of service and license revenue. The increase was further offset by a reduction in stock-based compensation of $66,000 related to the officers’ common stock that was subject to our repurchase right. As of December 31, 2005, no shares held by this officer remained subject to our right to repurchase. The remaining difference is due to various increases in research and development expenses, including a $5,000 increase in insurance premiums.

Interest and Other Income. Interest and other income was $196,000 for the three months ended December 31, 2005, compared to $30,000 for the same period in 2004. The increase of $166,000 was primarily due to higher cash equivalent and short-term investment balances and, to a lesser extent, higher interest rates earned on short-term investment balances.

Nine months Ended December 31, 2005 and 2004

Revenue. Revenue was $4.2 million for the nine months ended December 31, 2005 compared to $175,000 for the same period in 2004. The increase of $4.0 million was primarily due to the recognition of service and license revenue from Nissan of which $1.4 million related to the engineering and purchase contracts and $2.8 million related to the collaboration contract.

Cost of Revenue. Cost of revenue was $713,000 for the nine months ended December 31, 2005 compared to $3,000 for the same period in 2004. The increase of $710,000 was primarily due to costs related to our contracts with Nissan which consisted of manufacturing expenses, including employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.0 million for the nine months ended December 31, 2005, compared to $1.4 million for the same period in 2004. The increase of $597,000 was primarily due to additional compensation to the executive officers in accordance with the Calendar Year 2005 Executive Incentive Compensation Plan of $393,000 in payroll expense and $96,000 in stock-based compensation. Payroll expenses and stock-based compensation increased by $151,000 and $222,000, respectively, primarily due to hiring of financial personnel, professional fees consisting principally of accounting, consulting, and other service fees of $228,000, insurance premiums of $170,000 and marketing expenses of $36,000. The other significant increase related to the write-off of leasehold improvements and the expected buyout of our lease associated with our former facility in Honolulu, Hawaii of $116,000 in the aggregate. The increases was offset by $406,000 related to the redeployment of personnel (e.g. payroll related costs) and the application of other direct and indirect charges previously captured in selling, general and administrative expenses prior to establishment of contracts, to existing customer contracts which have been recorded in costs of uncompleted contracts or cost of service and license revenue. The increase was further offset by a reduction in stock-based compensation of $402,000 related to the officers’ common stock that was subject to our repurchase right. As of December 31, 2005, no shares held by these officers remained subject to our right to repurchase. The remaining difference is due to various increases in selling, general and administrative expenses, offset by a $15,000 decrease in office supplies.

Research and Development Expenses. Research and development expenses were $1.1 million for the nine months ended December 31, 2005 compared to $1.2 million for the same period in 2004. The decrease of $79,000 was primarily due to $487,000 related to the redeployment of personnel (e.g. payroll related costs) and the application of other direct and indirect charges, which were previously captured in research and development expenses prior to establishment of contracts to existing customer contracts that have been recorded in costs of uncompleted contracts or cost of service and license revenue, and by a reduction in stock-based compensation of $142,000 related to the officers’ common stock that was subject to our repurchase right. As of December 31, 2005, no shares held by this officer remained subject to our right to repurchase. The decrease was offset by the write-off of leasehold improvements and the expected buyout of our lease associated with our former facility in Honolulu, Hawaii of $368,000 in the aggregate. There was also additional compensation to an executive officer in accordance with the Calendar Year 2005 Executive Incentive Compensation Plan of $88,000 in payroll expense and $12,000 in stock-based compensation. The decrease was further offset by an increase in stock-based compensation of $62,000, primarily due to the addition of research and development personnel. The remaining difference is due to various increases in research and development expenses, including a $14,000 increase in depreciation.

Interest and Other Income. Interest and other income was $324,000 for the nine months ended December 31, 2005 compared to $68,000 for the same period in 2004. The increase of $256,000 was primarily due to higher cash equivalent and short-term investment balances and, to a lesser extent, higher interest rates earned on short-term investments.

Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, which establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS No. 109, we recognize federal and state current tax liabilities or assets based on our estimate of taxes payable to or refundable by each tax jurisdiction in the current fiscal year. After considering the estimated book to tax timing differences, utilization of net operating loss carryforwards and available credits for the year ending March 31, 2006, we recorded an income tax benefit of $138,000 for the nine months ended December 31, 2005.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities at the tax rates we expect to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. Our ultimate realization of deferred tax assets depends upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the best available objective evidence, it is more likely than not that our remaining net deferred tax assets will not be realized. Accordingly, we continue to provide a valuation allowance against our net deferred tax assets as of December 31, 2005.

As of December 31, 2005, total deferred tax assets were principally comprised of deferred revenue which was primarily comprised of $2.1 million for the completion of the seven milestones specified under the U.S. Navy contract. Any net operating loss carryforwards that have not been utilized will begin to expire in 2022. Further, the utilization of the net operating loss carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. Annual limitations might result in the expiration of net operating loss carryforwards prior to utilization.

During the nine months ended December 31, 2005 and 2004, we qualified as a “Hawaii Qualified High Technology Business,” which provides certain tax credits to us for qualified research and development costs. We estimated credits in the amounts of $240,000 and $193,000 during the nine months ended December 31, 2005, and 2004, respectively for qualified research and development costs. The estimated credit was determined by taking 75 % of the projected tax credit for the applicable fiscal year. As our business transitions from research and development to commercial production, we will no longer qualify for additional tax credits through this program.

Variability of Results

Our revenue, operating results and cash flows depend upon the size and timing of customer orders and payments and the dates of product deliveries and achievement of contractual milestones. We recognize contract revenue and related costs upon contract completion and customer acceptance and service and license revenue and related costs systematically over the term of the arrangement or the expected period of performance in compliance with the specific arrangement terms. These methods of revenue recognition often result in our receiving payment from a customer and deferring the recognition of the revenue and related costs of uncompleted contracts for some period of time until the milestones are achieved and accepted by the customer and/or the products are delivered. As a result, a new contract may not result in revenue in the quarter or year in which the contract is signed, and we may not be able to predict accurately when revenue and related costs from a contract will be recognized. Any failure or delay in our ability to meet contractual milestones and/or deliver our products to our customers may harm our operating results. Since our operating expenses are based on anticipated revenue and cash flows from contracts and because a high percentage of these expenses are relatively fixed, a delay in revenue and cash flows from one or more contracts could cause significant variations in operating results from quarter to quarter and cause unexpected results. Revenue from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid account receivable are recorded as deferred revenue. Our future operating results and cash flows will depend on many factors, including the following:

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

Liquidity and Capital Resources

We have incurred annual losses since our inception in March 2001; however, we were profitable during the nine months ended December 31, 2005. As of December 31, 2005, we had an accumulated deficit of $5.7 million. Fluctuations in quarterly revenue are expected to continue in future periods due to uncertainty regarding the level and the timing of revenue from customer contracts and achievement of contract milestones. In addition, we expect that we will need to increase our efforts in supporting our new contracts, in developing our next generation products and in growing our customer base. The result is that we expect our costs to increase significantly, which may result in further losses on a quarterly or annual basis. Through July 2005, we funded our operations principally from private placements of equity securities, raising aggregate gross proceeds of $7.8 million, and cash payments from our customers for testing and engineering services and delivery of products for test and evaluation. In August 2005, we issued 3,500,000 shares of common stock at $6.00 per share upon the closing of our initial public offering raising approximately $17.6 million, net of underwriting discounts and commissions and initial public offering costs. In September 2005, the underwriters exercised their over-allotment option to purchase an additional 183,200 shares of common stock at the public offering price of $6.00 per share raising $1.0 million, net of underwriting discounts and commissions and offering costs.

Net Cash Provided By Operating Activities. Net cash provided by operating activities was $1.9 million in the nine months ended December 31, 2005, compared to $934,000 for the same period in 2004. The increase of $942,000 was primarily a result of net income for the nine months ended December 31, 2005, as compared to a net loss for the nine months ended December 31, 2004, the collection of accounts receivable, offset by the decrease in deferred revenue and increase in cost of uncompleted contracts.

Net Cash Used In Investing Activities. Net cash used in investing activities was $22.6 million in the nine months ended December 31, 2005, compared to $1.2 million for the same period in 2004. The increase of $21.3 million in net cash used was a result of purchases of short-term investments, the construction of our new facility and the purchase of new production equipment, offset by the proceeds of short-term investments.

Net Cash Provided By Financing Activities. Net cash provided by financing activities was $18.6 million in the nine months ended December 31, 2005, compared to $2.5 million for the same period in 2004. The increase of $16.1 million is primarily due to net proceeds of $20.6 million related to our initial public offering and the exercise of the over-allotment by our underwriters after deducting underwriting discounts and commissions during the nine months ended December 31, 2005. The increase was offset by $1.9 million in initial public offering costs which include accounting and legal fees.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of December 31, 2005:

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Capital lease obligation	$8	$8	$—	$—	$—
Operating lease obligations	562	355	207	—	—

Total contractual cash obligations	$570	$363	$207	$—	$—

The table above reflects only payment obligations that are fixed and determinable. Our capital lease obligation relates to a capital lease for research equipment. Our operating lease obligations primarily relate to the lease for our former headquarters and manufacturing space in Honolulu, Hawaii.

We own approximately 2.2 acres of land in Kapolei, Hawaii and in August 2005, we completed the move of our operations to a new approximately 14,000 square foot facility of combined office, research and development, and manufacturing space on a portion of that land. As of December 31, 2005, we have incurred $4.6 million of costs to build the facility and purchase production equipment, and we estimate that we will incur an additional $1.4 million in related costs. We also lease approximately 7,000 square feet of office and research and development space in Honolulu, Hawaii where we were previously headquartered. Our lease expires on January 31, 2008, and we may exercise a lease buyout that was offered to us in December 2005. As a result, we recorded an additional liability of $241,000 as of December 31, 2005. The additional liability was based on the cost to buyout the lease.

Credit Facility

In June 2005, we entered into a secured $3.5 million credit facility with a bank to finance, in part, the construction of our combined office, research and development and manufacturing facility in Kapolei. The loans under this credit facility bear interest at a rate of 5.3% and are secured by our assets. The loans are repayable on a monthly basis through June 2008 with a balloon payment at the end of the term. The credit facility provides for certain restrictive covenants and indemnification provisions, including the requirement to maintain specified cash balances with the bank. As of December 31, 2005, no amounts were outstanding under this credit facility, and we were not subject to any restrictive covenants. We currently do not anticipate drawing against this credit facility.

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

We do not expect to generate significant revenue until we successfully manufacture and sell our products in high volume. We believe that the net proceeds from our initial public offering, together with our cash, cash equivalent and short-term investment balances, will be sufficient to meet our anticipated capital expenditures and cash requirements through at least the next 12 months. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain another credit facility. The sale of additional equity and convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization and manufacturing activities, which could harm our business.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements requires us to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

In accordance with the Calendar Year 2005 Executive Incentive Compensation Plan, the independent members of our board of directors determined that each executive officer would receive additional compensation equal to 120% of that executive officer’s annual base salary as of July 8, 2005. In December 2005, the independent members determined that 80% was to be allocated to cash and 20% was to be allocated to a fully-vested stock award. In December 2005, we recorded a stock-based compensation expense of $118,000, which represents the cash value of stock awards. The independent members have not implemented an incentive compensation or other bonus plan for executives with respect to service in the fourth quarter of the fiscal year ending March 31, 2006.

We recorded total stock-based compensation expense, which includes expenses related to common stock subject to repurchase and the cash value of the Executive Incentive Compensation Plan stock award of $773,000 and $898,000 for the nine months ended December 31, 2005 and 2004, respectively. We expect to incur an aggregate of $2.3 million of future stock-based compensation expense associated with unvested stock options outstanding as of December 31, 2005 through fiscal 2011 as set forth in the table below. We expect that some of the amounts noted below will be included as costs of delivering our products and services and as such, will be deferred and recognized as cost of revenue in conjunction with the recognition of revenue.

Twelve Months Ending December 31,
2006	2007	2008	2009	2010	Total
(in thousands)
$598	$598	$576	$500	$71	$2,343

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

Accounting for Costs Associated with Exit or Disposal Activities

As of September 30, 2005, in accordance with Statement of Financial Accounting Standards No. 146, or SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a $56,000 liability for contract termination costs associated with the aforementioned Honolulu lease. The liability was determined based upon the amount of the remaining lease payments less the amount that could reasonably be obtained through subleasing the property. We expected this liability to be satisfied during the quarter ended December 31, 2005. However, we were not able to find a suitable sublessee. As a result, the Company recorded an additional liability of $241,000 as of December 31, 2005. The additional liability was based on the cost to buyout the lease.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. In addition, indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect SFAS No. 154 to have a material effect on our financial position or results of operations.

Off-Balance Sheet Arrangements

We have never engaged in off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including auction instruments, corporate and government bonds and certificates of deposit. Our cash and cash equivalents and short-term investments as of December 31, 2005 were $20.1 million and were invested in government and corporate bonds, commercial paper, auction instruments and certificates of deposit. As all of our contracts are denominated in U.S. dollars, there is no associated currency risk.

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

Changes in Internal Control over Financial Reporting. In order to address the material weakness, we retained a controller on a part-time consulting basis in July 2005, who became a full-time employee in August 2005. During the three months ended December 31, 2005, we implemented and documented remediated accounting policies and financial reporting procedures.

Except as discussed above, there was no change in our internal control over financial reporting during the three months ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures. Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, or by collusion of two or more people. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any legal proceedings.

Item 1A. RISK FACTORS

In addition to the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

Risks Related to Our Business

We have a limited operating history, and if we are unable to generate significant revenue, we may not maintain profitability.

We were incorporated in March 2001 and have a limited operating history. We incurred net losses since our inception through March 31, 2005. We had net income of $836,000 during the nine months ended December 31, 2005; however, we are projecting a net loss to breakeven to slightly profitable for the three months ending March 31, 2006. As of December 31, 2005, we had an accumulated deficit of $5.7 million. Fluctuations in quarterly revenue are expected to continue in future periods due to uncertainty regarding the level and the timing of revenue from customer contracts and achievement of contract milestones. In addition, we expect that we will need to increase our efforts in supporting our new contracts, in developing our next generation products and in growing our customer base. The result is that we expect our costs to increase significantly, which may result in further losses on a quarterly or annual basis.

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

Our revenue, operating results and cash flows depend upon the size and timing of customer orders and payments and the dates of product deliveries and achievement of contractual milestones. Fluctuations in quarterly revenue are expected to continue in future periods due to uncertainty regarding the level and the timing of revenue from customer contracts and achievement of contract milestones. In addition, we expect that we will need to increase our efforts in supporting our new contracts, in developing our next generation products and in growing our customer base. The result is that we expect our costs to increase significantly, which may result in further losses on a quarterly or annual basis.

To date, we have derived substantially all our revenue through contracts related to testing and engineering services with Sanyo Electric Co., Ltd., or Sanyo, and Nissan Motor Co. Ltd., or Nissan. In addition, we are the prime contractor in a U.S. Navy fuel cell demonstration project. We recognize revenue upon contract completion or as the product or services are delivered to our customer depending upon the type of arrangement. These methods of revenue recognition often result in our receiving payment from a customer and deferring the recognition of the revenue and related costs of uncompleted contracts for some period of time until the milestones are achieved and accepted by the customer and/or the products or services are delivered. As a result, a new contract may not result in revenue in the quarter or year in which the contract is signed, and we may not be able to predict accurately when revenue and related costs from a contract will be recognized. Any failure or delay in our ability to meet contractual milestones and/or deliver our products to our customers may harm our operating results. For example, we are experiencing delays in the anticipated date for the delivery and installation of the first demonstration system for the U.S. Navy. Although some of these delays are outside of our control, the effect of the delay is the continuing deferral of the recognition of revenue and related costs associated with our U.S. Navy contract. Since our operating expenses are based on anticipated revenue and cash flows from contracts and because a high percentage of these expenses are relatively fixed, a delay in revenue and cash flows from one or more contracts could cause significant variations in operating results from quarter to quarter and cause unexpected results. Revenue from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid account receivable are recorded as deferred revenue. Our future operating results and cash flows will depend on many factors, including the following:

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

In order to address the reportable condition, we retained a controller on a part-time consulting basis in July 2005, who became a full-time employee in August 2005, and we documented our accounting policies and financial reporting procedures. If, however, we fail to staff our accounting and finance function adequately or maintain internal controls adequate to meet the demands that we now face as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, we may be unable to report our financial results accurately or in a timely manner and our business and stock price may suffer.

We expect to depend on Nissan and the U.S. Navy for substantially all our revenue for the foreseeable future, and if Nissan or the U.S. Navy terminates its contract with us, our business will be harmed.

In February 2006, we entered into a Step 3 collaboration contract with Nissan, and in March 2005 we were awarded a contract with the U.S. Navy. Our Step 3 collaboration contract with Nissan ends in September 2006 and our contract with the U.S. Navy is expected to be completed during the second half of calendar year 2007. We anticipate that substantially all our revenue for the foreseeable future will be derived from our contracts with Nissan and the U.S. Navy. If Nissan or the U.S. Navy terminates its contract with us for any reason, our revenue would be reduced and our business would be harmed.

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

In December 2005, we completed the development and demonstration of a PEM fuel cell power plant prototype that incorporates our Hoku MEA within IdaTech, LLC’s fuel cell stacks and integrated fuel cell systems. The U.S. Navy will pay us to manufacture 11 demonstration-ready fuel cell systems for an aggregate amount of $1.1 million to be paid in installments as each fuel cell power plant is completed. The second option provides that we will operate and maintain 10 of the 11 fuel cell power plants manufactured under the first option for a period of 12 months at a U.S. Navy facility, for which the U.S. Navy has agreed to pay us a total of $1.4 million in monthly installments at the time each of the 10 fuel cell power plants are placed into service.

As of February, 2006, the demonstration site selection, preparation and logistics for the second option had not yet been finalized with the U.S. Navy. In addition, although we have achieved all of our initial Navy contract milestones on time, we have not yet run an IdaTech fuel cell stack incorporating our Hoku MEA for a prolonged period of time. Therefore, since the delivery of the first demonstration system is being delayed while we finalize the site selection and preparation, we are also conducting further internal testing and evaluation of the continuous runtime of our Hoku MEA in the IdaTech fuel cell stacks and systems. We expect to finalize the site selection and preparation, complete the additional testing and deliver the first systems to the U.S. Navy in the summer of 2006. If we fail to successfully deliver the demonstration-ready fuel cell systems, then the U.S. Navy may terminate the contract. In addition, the U.S. Navy may terminate the contract, in whole or in part, if it is determined that the termination is in the U.S. Government’s interest.

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

Our cash requirements will depend on numerous factors, including the level of our research and development activities, and the timing of market acceptance of our products. We expect to devote substantial capital resources to continuing our research and development programs and building our manufacturing infrastructure. We believe our current cash, cash equivalents, short-term investments, credit facility and the net proceeds from our initial public offering will be sufficient to meet our capital requirements for at least the next 12 months. We may need to raise additional funds; however, we may not be able to secure additional funding on acceptable terms or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our then current stockholders may be reduced. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit operations in a manner inconsistent with our research and development, manufacturing and commercialization plans, which could harm our operating results.

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

Our ability to compete effectively will depend on our ability to protect our intellectual property rights with respect to our Hoku MEAs, Hoku Membranes and manufacturing processes. We rely in part on patents, trade secrets and policies and procedures related to confidentiality to protect our intellectual property. However, much of our intellectual property is not covered by any patent or patent application. Confidentiality agreements to which we are party may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also become known without breach of these agreements or may be independently developed by our competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any of our potential competitive advantages. Moreover, our patent applications may not result in the grant of patents either in the United States or elsewhere. Further, in the case of our issued patents or our patents that may issue, we do not know whether the claims allowed will be sufficiently broad to protect our technology or processes. Even if some or all of our patent applications issue and are sufficiently broad, our patents may be challenged or invalidated and we may not be able to enforce them. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. We do not know whether we have been or will be completely successful in safeguarding and maintaining our proprietary rights. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing third-party patents, we could be required to pay substantial royalties and/or damages, and we do not know whether we will be able to obtain licenses to use these patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our products, and could necessitate the expenditure of significant resources to develop or acquire non-infringing intellectual property.

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

We have no experience manufacturing our products in significant volumes. To date, we have focused primarily on research and development and very low volume manufacturing. We have completed the move of our operations to a new approximately 14,000 square foot facility in Kapolei, Hawaii and have completed the testing and installation of customized pieces of manufacturing equipment and other non-customized equipment for the new facility; however, we have not yet begun manufacturing significant volumes of our products with this new equipment. If the equipment does not operate as designed, our ability to manufacture our products in significant volumes will be delayed and our business would suffer.

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

Our production capacity expansion has increased our fixed costs. Even if we are successful in developing our manufacturing capabilities and processes, we may be unable to increase our sales volumes to utilize the additional manufacturing capacity of our new facility, which would negatively impact our gross margins and our ability to become profitable.

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

Sales to Japan accounted for substantially all of our revenue in fiscal 2004 and 2005, and for the nine months ended December 31, 2005. We anticipate that international sales will continue to account for a significant percentage of our revenue. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile and since our initial public offering on August 5, 2005 to December 31, 2005, our stock has traded in the range of $5.35 to $13.43 per share. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

As of December 31, 2005, Dustin M. Shindo, our Chairman of the Board of Directors, President and Chief Executive Officer, held of record approximately 38.5% of our capital stock. Our executive officers, directors and principal stockholders, together with their affiliates, as of December 31, 2005, in the aggregate, beneficially owned approximately 87.3% of our capital stock, including shares subject to outstanding options and warrants. Thus, these stockholders, acting together, are able to determine the composition of our board of directors, retain the voting power to approve all matters requiring stockholder approval, and continue to have control over our operations. The interests of these stockholders may be different than the interests of other stockholders on these matters. This concentration of ownership could also have the effect of delaying or preventing a change of control of us or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could reduce the price of our common stock.

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

Continuing sales of shares by our original stockholders could cause our stock price to decline.

If our original stockholders who owned shares of our common stock prior to our initial public offering continue to sell a large number of shares of common stock or the public market perceives that our original stockholders might sell shares of common stock, the market price of our common stock would likely decline significantly. Based on shares outstanding as of December 31, 2005, after the closing of our initial public offering, assuming no outstanding options were exercised prior to the closing of the offering, our original stockholders held 12,638,110 shares of our common stock. The 12,638,110 shares outstanding upon the closing of the offering held by our original stockholders were subject to lock-up agreements with Piper Jaffray or with us that terminated on February 6, 2006. On February 7, 2006 our stock price declined approximately 16.5%, we believe due to sales of our shares of common stock by our original stockholders upon the expiration of their lock-up agreements. Continuing sales of our common stock by our original stockholders, or the market’s perception of such sales, could cause the market price of our common stock to decline even further.

As of the termination of the lock-up agreement on February 6, 2006, our original stockholders holding an aggregate of approximately 8,566,665 shares of common stock have rights with respect to the registration of these shares of common stock with the Securities and Exchange Commission. If we register their shares of common stock, these stockholders will be able to sell those shares immediately in the public market.

Following our initial public offering, we registered 1,894,998 shares of common stock that are authorized for issuance under our equity incentive plans. As of December 31, 2005, 653,036 shares were subject to outstanding options, of which 268,869 shares were vested. These shares can be freely sold in the public market upon issuance, subject to restrictions on our affiliates.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-124423), that was declared effective by the Securities and Exchange Commission on August 5, 2005. We registered 4,830,000 shares of our common stock with a proposed maximum aggregate offering price of $43.5 million, of which we sold 3,683,200 shares at $6.00 per share and an aggregate offering price of $22.1 million. The offering was completed after the sale of 3,683,200 shares. Piper Jaffray & Co. was the book-running managing underwriter of our initial public offering and SG Cowen & Co., LLC and Thomas Weisel Partners LLC, acted as co-managers. Of this amount, $1.5 million was paid in underwriting discounts and commissions, and an additional $2.0 million of expenses were incurred, of which $317,000 million was incurred during the fiscal year ended March 31, 2005 and $1.7 million was incurred during the nine months ended December 31, 2005. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. As of December 31, 2005, we had applied the aggregate net proceeds of $18.6 million from our initial public offering as follows:

•	approximately $4.6 million was used for the construction and build-out of our combined office, research and development and manufacturing facility and the purchase of production equipment;

•	approximately $3.8 million was used for working capital and

•	the remainder of the net proceeds from the offering, approximately $10.2 million, remain invested in short-term investments accounts.

The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries and bonuses in the ordinary course of business.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description
10.31+	Step 3 Collaboration Agreement, dated February 13, 2006, by and between Nissan Motor Company, Ltd., and Hoku Scientific, Inc.

10.32+	Material Transfer & Collaborative Testing Agreement, dated December 5, 2005, by and between Sanyo Electric Company, Ltd., and Hoku Scientific, Inc.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hoku Scientific, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2006.

HOKU SCIENTIFIC, INC.

/s/ DARRYL S. NAKAMOTO
Darryl S. Nakamoto
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
10.31+	Step 3 Collaboration Agreement, dated February 13, 2006, by and between Nissan Motor Company, Ltd., and Hoku Scientific, Inc.

10.32+	Material Transfer & Collaborative Testing Agreement, dated December 5, 2005, by and between Sanyo Electric Company, Ltd., and Hoku Scientific, Inc.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hoku Scientific, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities Exchange Commission.