Form 10-K
period 2006-03-31
HOKU SCIENTIFIC INC
filed 2006-06-29
CIK 1178336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-51458

HOKU SCIENTIFIC, INC.

(Exact name of registrant as specified in its charter)

Delaware	99-0351487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1075 Opakapaka Street, Kapolei, Hawaii 96707

(Address of principal executive offices, including zip code)

(808) 682-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐            Accelerated filer  ☐            Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act). Yes   ☐     No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2005 was approximately $80.8 million (based on the closing sales price of the registrant’s common stock on September 30, 2005). Aggregate market value excludes an aggregate of 8,766,665 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of June 15, 2006, 16,437,541 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference portions of its Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by July 31, 2006.

PART I

Item 1.	Business

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Annual Report on Form 10-K, including, but not limited to, statements about:

•	our expectations regarding the potential size and growth of the fuel cell, membrane and membrane electrode assembly, photovoltaic module and polysilicon markets in general and our revenues in particular;

•	our intention to form an integrated photovoltaic module business to complement our fuel cell business;

•	our plans to install a production plant for photovoltaic modules and polysilicon;

•	our ability to manufacture photovoltaic modules and polysilicon;

•	our expectations regarding the performance and durability of our photovoltaic modules and the quality and quantity of polysilicon that we plan to manufacture;

•	our estimated costs to manufacture photovoltaic modules and polysilicon and our ability to offer pricing that is competitive with competing products;

•	our expectations regarding the market acceptance of our products;

•	our expectations with respect to our intellectual property position including our ability to license any necessary intellectual property rights to enter the photovoltaic module and polysilicon businesses;

•	our expectations with respect to our manufacturing capabilities;

•	our ability to obtain funding for and to commence construction of a planned manufacturing facility for our photovoltaic module and polysilicon businesses;

•	our estimates regarding our capital requirements and our need for additional financing;

•	future events;

•	our future performance with respect to our contracts and/or relationships with the U.S. Navy, Nissan Motor Co., Ltd., and Sanyo Electric Company, Ltd.; and the other companies currently evaluating our products;

•	our future financial performance;

•	our business strategy and plans; and

•	objectives of management for future operations.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail in Part I, Item IA. “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date hereof. We hereby qualify all of our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on March 31. We designate our fiscal year by the year in which that fiscal year ends; e.g., fiscal 2006 refers to our fiscal year ended March 31, 2006.

Overview

Hoku Scientific is a materials science company focused on clean energy technologies. We have historically focused our efforts on the design and development of fuel cell technologies, including our Hoku MEAs and Hoku Membranes. In May 2006, we announced our plans to form an integrated photovoltaic, or PV, module business, and our plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, to complement our fuel cell business. We currently intend to reorganize our business into three business units: Hoku Fuel Cells, Hoku Solar and Hoku Materials.

Hoku Fuel Cells. We intend to operate our fuel cell business under the name Hoku Fuel Cells, which will continue to develop and manufacture membrane electrode assemblies, or Hoku MEA, and membranes for proton exchange membrane, or PEM fuel cells powered by hydrogen. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and we have not sold any products commercially.

Hoku Solar. Our new PV business, Hoku Solar, initially plans to have annual production capacity of 30 megawatts, or MW, of PV modules. Our plan is to include PV cell manufacturing with a PV module assembly line to form an integrated PV module business. We anticipate the availability of PV modules beginning in the second half of calendar year 2007.

Hoku Materials. To ensure an adequate supply of polysilicon for Hoku Solar’s cells and modules, we intend to form Hoku Materials to manufacture this key material for consumption by Hoku Solar and for sale to the larger solar and integrated circuit markets. We are initially planning for production capacity of 1,500 metric tons of polysilicon per year. We anticipate the availability of polysilicon beginning in the second half of calendar year 2008.

We were incorporated in Hawaii in March 2001, were reincorporated in Delaware in December 2004 and have a limited operating history. Our headquarters are in Kapolei, Hawaii. We had net income for the fiscal year ended March 31, 2006; however, we previously incurred net losses in each other fiscal year since our inception.

Our Business

Our goal is to be a leading provider of materials and components for the generation of electricity from clean energy technologies, including membranes and MEAs for PEM fuel cells, PV modules for solar power systems, and polysilicon, a primary raw material used to manufacture PV modules.

Hoku Fuel Cells

We design, develop and manufacture membrane electrode assemblies, or MEAs, and membranes for proton exchange membrane, or PEM, fuel cells. We develop custom monomers and polymers for our Hoku Membranes—the core technologies of our Hoku MEAs. MEAs are an integral component of PEM fuel cells. Monomers are the molecular components of polymer-based membranes. Based on our internal tests, we believe our products address the cost, durability, performance and environmental challenges facing users of commercially available MEAs and membranes. Our monomer materials and polymer synthesis process are designed to allow us to control the cost, durability and performance characteristics of our Hoku Membranes. We believe our products will help enable PEM fuel cell systems to compete with power sources that rely on existing technologies, such as combustion engines and conventional batteries. Hoku MEAs and Hoku Membranes are designed for the residential primary power and commercial back-up power markets, which we refer to collectively as the stationary market, and for the automotive market. We currently have strategic relationships with Sanyo Electric Co., Ltd., or Sanyo, and Nissan Motor Co., Ltd., or Nissan. In addition, we are the prime contractor in a U.S. Navy fuel cell demonstration project. To date, our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and we have not sold any products commercially. Our goal is to be a leading provider of MEA products for PEM fuel cell applications.

Hoku Solar and Hoku Materials

We intend to operate our integrated PV module business as a separate business under the name Hoku Solar. Hoku Solar expects to enter the market through the manufacture and sale of polysilicon-based photovoltaic modules, with initial planned manufacturing capacity of 30 megawatts per year beginning in the second half of calendar year 2007. Our plan is to integrate Hoku Solar by also manufacturing PV cells, which are then assembled into PV modules.

We believe that demand for polysilicon, which is also the raw material for semiconductors, currently exceeds the available supply, which we further believe is a factor constricting the growth of the solar market. We intend to build a polysilicon processing plant that will be designed to initially produce up to 1,500 metric tons of polysilicon per year, beginning in the second half of calendar year 2008. We intend to operate the polysilicon plant as a separate business under the name Hoku Materials. Initially, we believe approximately 300 metric tons of polysilicon produced by Hoku Materials will be consumed by Hoku Solar, while the remaining 1,200 metric tons will be available for sale to the solar and integrated circuit markets.

We estimate the cost to construct and equip our Hoku Solar and Hoku Materials facilities will be approximately $250 million. We intend to finance the construction of these facilities through a combination of debt financing and pre-payments from customers for polysilicon.

Our Fuel Cell Business

Fuel Cell Industry Overview

Industrialized and developing societies are demanding ever increasing amounts of power to fuel the rapidly growing number of automobiles, computers and other electronic devices. Societies are starting to look to and rely upon alternative power sources to address the limited fossil fuel resources and to combat the increasing cost, unreliability and environmental problems associated with conventional energy and power sources. A number of governments and private institutions worldwide have identified fuel cells as a promising alternative power source to address these problems and have begun to make significant investments directed toward the development and use of fuel cells.

Fuel Cell Background

Fuel cells are electrochemical devices that convert chemical energy in hydrogen and oxygen into electricity and heat without combustion. Fuel cell systems have a wide range of potential applications in the stationary, automotive and portable markets and have several advantages over power sources that rely on existing technologies. Fuel cell systems can be more fuel-efficient, rely on a broader range of fuels and generate fewer harmful emissions than combustion engines and small scale back-up power generators. In addition, because of their limited emissions and their ability to generate both electricity and heat, fuel cells can provide a single source of heat and power for the residential market. Fuel cells can also produce more power than conventional batteries of equivalent volume and weight. Fuel cells generally have a longer shelf life and can be disposed of with less harm to the environment than conventional batteries.

Fuel cell technologies are not widely used today primarily due to their cost relative to existing technologies. In addition, the commercialization of fuel cell technology for the automotive market will require the development of a new hydrogen production, delivery and refueling infrastructure.

PEM Fuel Cells

Fuel cell types include molten carbonate, solid oxide, phosphoric acid, alkaline and PEM. PEM fuel cells include direct methanol fuel cells, which use unprocessed methanol as the source of hydrogen. The various types of fuel cells are differentiated by the manner in which they use hydrogen to produce electricity.

Due to their performance characteristics, PEM fuel cells can be used in a wide range of applications. According to a 2003 fuel cell supply chain research report and a 2003 stationary fuel cell markets research report by Allied Business Intelligence, Inc., or ABI, due to their low internal operating temperatures and high power output relative to their unit size, PEM fuel cell systems are well-suited for transportation applications and for stationary applications.

Challenges Facing Current MEA and Membrane Technologies in PEM Fuel Cell Systems

PEM fuel cell system operating characteristics are principally determined by their MEAs, of which the membrane is a critical component. Most commercially available membranes are made from polymers that only contain fluorinated monomers. We believe that MEAs and membranes must be developed to overcome existing cost, durability, performance and environmental challenges in order for PEM fuel cell systems to compete against power sources that rely on existing technologies.

•	Cost. Developers of products based on PEM fuel cells require MEAs that allow their products to be manufactured and sold at prices that are competitive with existing power technologies. Factors that influence cost include membrane and other material and component costs and costs associated with MEA integration, which is the process of incorporating the membrane into an MEA by bonding the electrodes to the membrane. If a membrane does not bond well with electrodes and does not form a good interface, conductivity will be impaired, resulting in diminished performance. Additional MEAs may be added to the fuel cell system to offset this reduced performance, which would increase the material and manufacturing costs.

•	Durability. Durability is determined by the chemical stability and mechanical strength of the membrane. Chemical stability is the capacity of a membrane to withstand decomposition during fuel cell system operation. Mechanical strength is the membrane’s ability to withstand tears, punctures and degradation during the manufacturing process and system operation. The chemical stability and mechanical strength of a membrane are primarily determined by the chemical properties of the monomers and the polymer synthesis process. Non-fluorinated membranes are generally less chemically stable, which means that they will not typically operate as long as fluorinated membranes under the same operating conditions. However, fully-fluorinated membranes have a tendency to tear, which can lead to premature and permanent failure of the fuel cell system. This tendency to tear currently limits the ability to manufacture thinner fluorinated membranes.

•	Performance. Performance in a fuel cell is determined by the membrane’s conductance and fuel permeability, both of which are primarily determined by the chemical properties of the monomers and the polymer synthesis process. Conductance is measured by the time it takes a proton to move through the membrane. A thin membrane generally allows for better conductance than a thicker membrane. However, making a membrane thinner generally increases fuel permeability, which is the rate at which gases or liquid fuel, such as methanol, pass directly through a membrane without being catalyzed. Higher fuel permeability reduces a membrane’s power output and fuel efficiency. Because of the permeability of fully-fluorinated membranes to hydrogen and methanol, fully-fluorinated membranes must typically be thickened to reduce permeability, but at the cost of reducing conductance.

•	Environment. Fluorinated membranes, like those used in most commercially available MEAs, are manufactured exclusively using monomers containing fluorine, which results in a high fluorine content for these membranes. Due to its toxicity and highly corrosive nature, the use, handling and disposal of fluorine often requires specialized equipment.

Our PEM Fuel Cell Solution

Based on our internal tests, we believe our Hoku Membranes and Hoku MEAs address the following challenges that have prevented PEM fuel cell systems from being competitive with power sources that rely on existing technologies:

•	Cost. The monomers and other materials we use in our Hoku Membranes are substantially less expensive than those used in most commercially available fluorinated membranes. Our manufacturing processes are designed to utilize commercially available and scalable production equipment, which we believe will enable us to cost-effectively manufacture our products in high volumes. In addition, our Hoku Membranes are designed to be easily integrated into Hoku MEAs, which we believe will lower our manufacturing costs.

•	Durability. The chemical properties of our monomers and the polymer synthesis processes we use are designed to make our Hoku Membranes chemically stable and mechanically strong. We believe these attributes contribute to extending the lifetime and improving the system performance of the PEM fuel cell system.

•	Performance. Our Hoku Membranes have low permeability to hydrogen and methanol. We believe our membranes’ low permeability, combined with their mechanical strength, will allow us to produce MEAs with improved conductance. We believe this will enable us to produce membrane and MEA products that enable PEM fuel cell systems to be fuel-efficient, have high power output and have a long runtime.

•	Environment. Although we use solvents and other hazardous materials in our production process, because Hoku MEAs and certain customized versions of Hoku Membranes only have a low amount of fluorine, and other versions of Hoku Membranes contain no fluorine, the manufacture and disposal of these products is less regulated than fully-fluorinated membranes.

Our Fuel Cell Products and Technology

We believe the development of a high-performing and cost-effective MEA and membrane requires the successful coordination and execution of a wide variety of technology disciplines, including materials science, organic chemistry, polymer chemistry, electrochemistry and process development. Our research and development team has expertise in each of these disciplines, which we use in the development of our products and technology. Our products have all been developed internally by our research and development team leveraging both preexisting publicly available technology and our own proprietary developments.

Hoku MEAs

Our Hoku MEA products can be manufactured in three, five or seven layers. In these products, the catalyst is applied directly to our Hoku Membrane. In the three-layer Hoku MEA, the layers consist of our custom membrane between two layers of catalyst. In some cases where it is necessary to make a five-layer Hoku MEA, the three-layer Hoku MEA is placed between two gas diffusion layers, or GDLs, which distribute gas evenly across the catalyst layer. We can also manufacture a seven-layer Hoku MEA, where an integrated seal or gasket is included on each side of the five-layer Hoku MEA. Hoku MEAs have been initially designed for applications in the stationary and automotive markets. The key technologies underlying our Hoku MEAs are:

•	Catalyst Application and GDL Matching. We have developed processes for applying catalysts and customizing GDLs that are designed to improve the MEA integration process and resulting performance.

•	MEA Assembly. We have developed a custom process for assembling our Hoku MEAs that is designed to improve performance, decrease our production times and reduce our costs.

Hoku Membranes

The key component of our Hoku MEA is our Hoku Membrane, which is a proton exchange membrane made from one of our hydrocarbon-based polymers. Our primary focus is developing completely non-fluorinated polymers for our Hoku Membranes; however, to meet certain customer requirements, we have also developed custom versions of Hoku Membrane that incorporate small amounts of fluorine into our hydrocarbon-based polymers. Hoku Membranes have been designed for PEM fuel cell applications in the stationary and automotive markets. The key technologies underlying our Hoku Membranes are:

•	Monomer Design. Monomers are the molecular components of polymer-based membranes. A monomer is created through the synthesis of chemical compounds. We select specific materials based on their chemical properties to design our monomers for specific PEM fuel cell applications. To achieve the desired performance and durability characteristics, several chemical formulations and reaction catalysts are used. A catalyst is a substance that accelerates the rate of a chemical reaction, but is not itself consumed by the reaction. The highly oxidative environment inside the fuel cell may result in the physical degradation of the membrane material. We, therefore, have designed the chemical structure of our monomer molecules to resist deterioration in corrosive solutions. Our monomers are also designed to form a strong bond with other monomers in the polymer chain which also provides the polymer with added resistance to oxidation. We believe our monomer designs and our approach to monomer synthesis increases the durability and performance potential of Hoku Membranes in specific PEM fuel cell applications.

•	Polymer Synthesis. Individual monomers are chemically linked together to form a polymer chain through a process called polymer synthesis. The polymers are then processed into membranes for specific PEM fuel cell applications. The performance and durability characteristics of the polymer are determined in part by the properties of each monomer and the interaction of the various monomers when chemically linked through polymer synthesis.

•	Membrane Fabrication. Our membrane manufacturing processes allow us to incorporate additive materials with our polymers to form our Hoku Membranes, which enhances the performance and durability of Hoku Membranes in some PEM fuel cell applications. One of the primary advantages of fluorinated polymer membranes is to improve the membrane’s resistance to oxidation. We have developed alternative materials that also improve the membrane’s resistance to oxidation. In addition, we have developed a method to bond our membrane material to the electrodes in our Hoku MEA, which is also designed to enhance its performance.

We intend to continue developing new chemical formulations, reaction catalysts and methods for making monomers to further improve the performance and durability of our Hoku Membranes, while also maintaining their cost-competitiveness. We have applied for patents covering our monomer design and polymer synthesis.

Our Solar and Materials Businesses

Solar Industry Overview

Solar Power Systems

Solar power systems convert sunlight directly into electricity. According to Marketbuzz 2006, the total market for solar power systems was 1,460 MW in 2005, and is expected to reach 3,250 MW in 2010. These systems are used for “on-grid” and “off-grid” residential, commercial and industrial applications, and for a variety of consumer applications. “On-grid” markets refer to applications where solar power is used to supplement a customer’s electricity purchased from the utility network, whereas “off-grid” markets include those applications where access to utility networks is not economical or physically feasible, including road signs, highway call boxes and communications support along remote pipelines and telecommunications equipment, as well as rural residential applications. According to Marketbuzz 2006, sales of solar power for “on-grid” applications represented 1,262 MW out of a total of 1,460 MW in 2005. Consumer applications include garden lights, other outdoor lighting and handheld devices such as calculators.

A solar power system consists of one or more PV modules electrically connected in series, and typically includes a power inverter to convert the direct current, or DC, electricity produced by the modules into alternative current, or AC, electricity that is required for most applications. For “on-grid” applications, an interconnect to the utility grid is required, and in “off-grid” applications, a battery may be required to provide power at night, and at other times when the sun is not providing enough solar radiation for the solar power system to generate sufficient electricity to power the electrical load. The key components of PV modules are PV cells, which are in turn made from silicon wafers. Silicon wafers are made from silicon ingots, which are in turn made from raw polysilicon. Following is a brief overview of these products and technologies.

Polysilicon

Polysilicon is an essential raw material in the production of PV cells. Polysilicon is created by refining quartz or sand to produce electronic-grade or solar-grade polysilicon. The key difference between electronic-grade and solar grade polysilicon is the purity requirement. The purity requirement for solar-grade polysilicon is typically 99.9999%-99.999999% pure, while electronic grade polysilicon tends to be at least 99.9999999% pure. The process of producing polysilicon begins with quartz or sand, which is refined into metallurgical grade silicon, or MGS. MGS is then purified by various chemical processes. These can be divided into silane-based and trichlorosilane (SiHCl3)-based processes depending on the gas that is used in the process. There are two technologies for producing polysilicon from silicon gases: the Siemens reactor method and the fluidized bed reactor, or FBR method. In the Siemens reactor process, the silane or trichlorosilane gas is introduced into a thermal decomposition furnace (reactor) with high temperature polysilicon rods inside a cooled bell jar. The silicon contained in the gas will deposit on the heated rods, which gradually grow until the desired diameter has been reached. In the FBR process, silane or trichlorosilane gas is introduced into a tube-like reactor in which small polysilicon granules are suspended in the gas stream, referred to as the fluidized bed. The silicon contained in the gas deposits on the surface of the hot granules in the bed until the desired diameter has been reached. The end product is in the form of rods or chunks of polysilicon. The technology in the Siemens reactor was developed in the late 1950’s, is widely implemented, accounting for a majority of the polysilicon production today, and currently produces a higher purity of material.

Silicon Ingots and Wafers

Before polysilicon rods or chunks can be used in PV cells, they must first be converted into ingots, which are cut into wafers. There are two processes for making ingots from polysilicon: the monocrystalline and the multicrystalline process. To make monocrystalline ingots, a single crystal of polysilicon is grown, whereas, multicrystalline ingots are made by melting chunks of polysilicon together in a crucible to form a large block of multicrystalline polysilicon, which is then cut into smaller bricks. The monocrystalline ingot or the multicrystalline brick is then cut into thin wafers, typically using a cable saw. The end product is either a monocrystalline or a multicrystalline silicon wafer.

PV Cells

PV cells are made from silicon wafers. The wafer undergoes a process to combine positive and negative layers on the wafer, attach electrodes, and coat with anti-reflective materials. The performance of a PV cell is measured by its solar radiation conversion efficiency. The solar radiation conversion efficiency is a measure of the net percentage of energy from solar radiation that the PV cell converts into electricity. PV cells made from multicrystalline wafers may have efficiencies in the range of 13-18%, whereas PV cells made from monocrystalline wafers typically have higher efficiencies in the range of 20%, but are more expensive to produce.

PV Modules

PV modules are commonly known as solar panels. A PV module is made by electrically wiring together PV cells in series to increase the total voltage output. The connected cells are laminated in a glass or plastic covering and then framed. The wires connecting the PV cells terminate in a junction box to allow multiple PV modules to be electrically connected in series to further increase the voltage and power output.

Challenges Facing Current Solar Market

We believe the solar market must overcome the following challenges to achieve widespread commercialization of solar products:

•	Increase Supply of Polysilicon. There is currently an industry-wide shortage of polysilicon, an essential raw material in the production of PV cells. Given this shortage, we believe that the long term viability of any PV cell or module manufacturer is dependent on that company’s access to a secure and affordable supply of polysilicon.

•	Decrease Solar Per Kilowatt-hour Cost to Customer. The current cost of solar electricity is generally greater than the cost of retail electricity from the utility network. While government programs and consumer preference have accelerated the use of solar power for on-grid applications, we believe product cost remains one of the largest impediments to growth. To provide an economically attractive alternative to conventional electricity network power, the solar power industry must continually reduce manufacturing and installation costs.

•	Achieve Higher Solar Conversion Efficiencies. The solar radiation conversion efficiency is a measure of the net percentage of energy from solar radiation that a PV cell converts into electricity. By increasing the conversion efficiency of PV cells, the material and assembly costs required to build a PV module with a given generation capacity may be reduced. Increased conversion efficiency also reduces the amount of rooftop space required for a solar power system, thus lowering the cost of installation per consumer.

Our Planned PV Products

In May 2006, we announced our plans to begin manufacturing and selling PV modules through a new business unit – Hoku Solar. We intend to operate Hoku Solar as an integrated manufacturer of PV cells and modules. We believe that we can produce our PV modules, including the PV cells, using turnkey manufacturing equipment. We further believe that we can obtain any necessary licenses from the turnkey equipment suppliers that may be required to manufacture, market and sell PV cells and PV modules made with their equipment. Our plan is to manufacture modules from silicon PV cells with expected solar radiation conversion efficiencies greater than 13%. Based on our discussions with PV cell manufacturing equipment suppliers, we believe that we can obtain this level of efficiency from our PV cells by using turnkey manufacturing equipment.

Our initial planned module capacity is 30 megawatts per year. We anticipate our first module product release in the second half of calendar year 2007. Our plan is to sell our PV modules to distributors and contractors who will integrate the PV modules into solar power systems for the end user. We do not currently plan to sell PV cells, however, we may consider this opportunity in the future.

Our Planned Polysilicon Products

In May 2006, we announced our plans to begin manufacturing and selling polysilicon, a key material in the production of PV cells, through a new business unit – Hoku Materials. Our plan is to manufacture polysilicon using trichlorosilane in a Siemens reactor. Our initial planned polysilicon capacity is 1,500 metric tons. We intend to allocate approximately 300 metric tons of our output to Hoku Solar, with the remaining 1,200 metric tons being sold to the broader PV and integrated circuit markets.

Our Strategy

Our goal is to be a leading provider of MEA products for PEM fuel cell applications and PV modules and polysilicon for solar applications. To achieve our goal, we are pursuing the following strategies:

Fuel Cell Strategy

•	Focus on Near-Term Revenue Opportunities that Position Us for Long-Term Growth. We are focusing our product development efforts on MEAs for the stationary and automotive markets. We believe this tactic will help us generate revenue and achieve operating profitability prior to widespread availability of products based on PEM fuel cells due to the significant number of dollars being spent on fuel cell research and development efforts. We have not yet focused our development efforts on the portable market because we believe that demand for MEAs in this market will not be significant in the near term. However, we believe our technologies and development efforts are applicable to this market and intend to expand our efforts to this market in the future.

•	Develop and Expand Strategic Relationships with Industry Leaders and Suppliers. We plan to pursue expanded relationships with our current strategic partners and to initiate strategic relationships with additional industry leaders and their suppliers in each of our target markets. To the extent we are successful, we expect that establishing further relationships would enhance our competitive position, add to our credibility in these markets and lead to long-term revenue growth.

•	Leverage Our Technology to Supply MEA Solutions. We intend to continue to develop MEAs using our monomer design, polymer synthesis, membrane fabrication, catalyst application and GDL matching and MEA assembly processes. We believe this will allow us to offer MEAs that are competitively priced for a wide range of PEM fuel cell applications.

•	Utilize Scalable Manufacturing Processes. Our manufacturing processes, adapted from established industrial methods, are designed to be extendable to large volumes and are capable of a high degree of automation. We believe our processes should increase our throughput and yields, reduce our costs and enable us to maintain high quality standards.

Solar Strategy

•	Produce Polysilicon. We are planning to manufacture polysilicon, a key material used in the manufacture of PV cells. We believe the growth of the PV market, and the ability for new entrants to succeed in this market, is tied directly to the availability of polysilicon. In addition, we believe that recent increases in the price of polysilicon have prevented PV cell and module manufacturers from reducing their costs to become more competitive. Our approach is to manufacture our own supply of polysilicon, thereby ensuring consistent supply at a predictable cost. We believe this tactic will provide us with a competitive advantage that includes the ability to increase our PV module capacity based on customer demand, rather than the availability of key materials, while also allowing us better control over the cost of our products.

•	License Technologies to Gain Market Entry. Our approach is to manufacture, market and sell PV modules utilizing turnkey production equipment and technology licenses to produce PV cells and PV modules based on pre-existing technologies. We believe that the PV module market is growing at a rate that supports our entry as a new competitor using existing and available technologies, without the need to invest heavily in research and development. We believe that this approach mitigates technical risk and will speed our time to market.

Materials Strategy

•	Utilize Proven Processes. We are planning to initially manufacture polysilicon using trichlorosilane in a Siemens reactor process. The Siemens reactor process was invented in the late 1950’s by Siemens AG. According to Marketbuzz 2006, this process remains the dominant technology for polysilicon made in 2005. Because it is the most commonly used process to manufacture polysilicon, we believe it is also the most proven process with the least technical risk.

•	Sell Unused Capacity to Solar and IC Markets. We initially plan to allocate 300 metric tons of our anticipated capacity of 1,500 metric tons of polysilicon for the manufacture of our PV modules. We plan to market the balance of our capacity to customers in the solar and integrated circuit markets. Our approach will be to pre-sell this capacity through long-term contracts that offer guaranteed supply at predetermined prices.

Fuel Cell Customers and Strategic Relationships

To date, we have entered into strategic relationships with Sanyo and Nissan. In addition, we are the prime contractor in a U.S. Navy fuel cell demonstration project.

Sanyo Electric Co., Ltd. In March 2003, we entered into a contract with Sanyo to jointly develop a MEA assembly process using our Hoku Membranes for integration into Sanyo’s stationary fuel cell systems. The contract also granted Sanyo a license to our MEA assembly process to produce any non-Hoku MEA provided that Sanyo utilizes Hoku Membranes in its non-Hoku MEA. The term of the contract ends in September 2009, but will automatically renew for an additional five years unless we and Sanyo agree not to renew it. We have satisfied all of the performance milestones under the contract for which Sanyo has paid us a total of $2.5 million that was recognized as service and license revenue in fiscal 2005. In fiscal 2006, we recognized $2,000 under the license agreement granted to Sanyo pursuant to the contract for product deliveries. In addition, in June 2003, Sanyo purchased 333,333 shares of our Series B preferred stock at $3.00 per share which automatically converted to common stock upon the completion of our initial public offering in August 2005.

In December 2005, we entered into a material transfer and collaborative testing agreement with Sanyo, or the Testing Agreement, to allow Sanyo to conduct additional testing of newer versions of our Hoku Membrane and Hoku MEA products. We also agreed to collaborate with Sanyo on the testing of these products. In February 2006, pursuant to the Testing Agreement, Sanyo paid us a service and license fee of $260,000 for our collaboration work, which does not include the cost of our products to be ordered by Sanyo for testing which will be invoiced separately. Revenue is recognized ratably over the duration of the contract as engineering services are rendered, and for product deliveries also ratably from the delivery date to the expected completion of the engineering services pursuant to the contract, which is July 31, 2006. As of March 31, 2006, we had recognized $111,000 as revenue with the remaining $149,000 recorded as deferred revenue.

The Testing Agreement allows Sanyo to evaluate newer versions of our membrane and MEA products that have been developed since completion of the collaboration portion of the previous contract, and provides us with additional funding for our collaboration with Sanyo on this testing. No rights or licenses to our products are being granted to Sanyo as a result of this Testing Agreement, and this Testing Agreement does not alter or amend any of the rights and licenses agreed to in our previous agreement with Sanyo.

We expect that our Testing Agreement with Sanyo, which ends in July 2006, will be our final engineering service contract with Sanyo for the foreseeable future. As a result, it is likely that we will not receive any meaningful revenue from Sanyo unless or until we begin selling to Sanyo commercial quantities of our Hoku Membrane or Hoku MEA products. We cannot predict when such sales will occur, if at all.

Nissan Motor Co., Ltd. In March 2004, we entered into a testing and evaluation contract with Nissan under which we were paid $100,000. This contract was amended in May 2004 to provide for additional testing and ended in September 2004 upon completion of the testing.

In September 2004, we entered into two contracts with Nissan, an engineering contract to customize our Hoku MEAs for integration into Nissan’s automotive fuel cells and a membrane and MEA purchase contract. In connection with executing the contract, Nissan paid us $400,000. The engineering contract ended in accordance with its terms in March 2005. Under the purchase contract, we also agreed to deliver our Hoku MEAs and Hoku Membranes to Nissan in exchange for $1.3 million. This contract was scheduled to expire in March 2005. However, we verbally modified the contract and delivered the remaining Hoku MEAs and Hoku Membranes on a purchase order basis with the last delivery made in December 2005. We recognized revenue of $1.4 million and $327,000 during the fiscal years ended March 31, 2006 and 2005, respectively, under these contracts.

In March 2005, we entered into a collaboration contract with Nissan to develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. Under the collaboration contract, Nissan was obligated to pay us $2.8 million upon execution of the contract which was recorded as deferred revenue as of March 31, 2005. We received payment from Nissan in May 2005. Revenue was recognized ratably over the duration of the contract as the engineering services were rendered and for product deliveries also ratably from the delivery date to the expected completion of the engineering services pursuant to the collaboration contract, which was December 31, 2005. Nissan was obligated to pay us an additional $240,000 upon verification from Nissan that all engineering services had been received. In January 2006, Nissan verified all engineering services had been completed under the collaboration agreement and $240,000 was recognized as revenue. We received payment from Nissan in March 2006.

Under the collaboration contract, we granted Nissan a license to the final MEA product and the final MEA product assembly process, so that Nissan can manufacture the final MEA product developed under this contract using our processes and incorporating Hoku Membranes purchased from us. We retain all intellectual property related to the Hoku Membranes, Hoku MEAs and the final MEA product assembly process developed under this collaboration contract.

In January 2006, we entered into a Step 3 Collaboration contract with Nissan, or the Step 3 Contract, to further develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. We will provide work pursuant to the Step 3 Contract between January 1, 2006 and September 30, 2006. Under the Step 3 Contract, Nissan was obligated to pay us $2.7 million upon execution of the contract and an additional $240,000 on July 31, 2006 for the work we perform. Nissan paid us $2.7 million in March 2006. The payments above do not include the cost of our products to be ordered by Nissan for testing that will be invoiced separately. Revenue was recognized ratably over the duration of the contract as engineering services were rendered, and for product deliveries also ratably from the delivery date to the expected completion of the engineering services pursuant to the Step 3 Contract, which is September 30, 2006. During the fiscal year ended March 31, 2006, we recognized $983,000 as revenue and have recorded $1.7 million as deferred revenue as of March 31, 2006.

Under the Step 3 Contract, we granted Nissan a non-exclusive license to the final MEA product and the final MEA product assembly process developed by Hoku to enable Nissan to manufacture MEA products using our processes and incorporating Hoku Membranes. We retain title to our Hoku Membranes, Hoku MEAs and the final MEA product assembly process developed under this agreement. We also agreed not to sell separately any of our products incorporated into our Hoku MEAs to any automotive company for any commercial purpose, other than testing and evaluation of these products, until September 30, 2006. There are no such restrictions on our ability to sell our Hoku MEAs to automotive companies other than the Hoku MEA we are presently developing with Nissan. Nissan has no obligation under the Step 3 Contract to sell or promote our products.

Nissan may terminate our Step 3 Contract if we materially breach the contract without curing the breach within 30 days, or if we are insolvent or petition in bankruptcy. A failure to achieve technical milestones is not a material breach under the contract. Nissan could declare us in material breach of the Step 3 Contract if we fail to manufacture and deliver our products to Nissan, if we violate the confidentiality provisions of the contract or if we materially breach any other covenant deemed material to our obligations under the contract. If Nissan terminates the Step 3 Contract for any of these reasons, we are required to grant Nissan a license to the final MEA product under the contract, which may only be used by Nissan to make this product and to use our product assembly process to manufacture products incorporating Hoku Membranes.

We expect that our Step 3 Contract with Nissan, which ends in September 2006, will be our final engineering service contract with Nissan for the foreseeable future. As a result, it is likely that we will not receive any meaningful revenue from Nissan unless or until we begin selling to Nissan commercial quantities of our Hoku Membrane or Hoku MEA products. We cannot predict when such sales will occur, if at all.

U.S. Navy - Naval Air Warfare Center Weapons Division. In March 2005, we were awarded a contract with the U.S. Navy to develop and demonstrate a PEM fuel cell power plant prototype that incorporates our Hoku MEAs within IdaTech, LLC, or IdaTech, fuel cell stacks and integrated fuel cell systems. IdaTech is a subsidiary of IDACORP, Inc., a publicly-traded energy and technology holding company. Under the contract, the U.S. Navy agreed to pay us up to an aggregate of $2.1 million if and when we complete specified testing and performance milestones, as described below. As of March 31, 2006, we had completed all seven milestones including the construction and testing of a prototype.

The U.S. Navy agreed on September 30, 2005 that when we completed the seven milestones under the contract, the last three of which were completed in December 2005, it would proceed with both of its options. The first option is to manufacture 11 fuel cell power plants for which the U.S. Navy has agreed to pay us a total of $1.1 million in installments as each fuel cell power plant is completed. The second option is to have us operate and maintain 10 of the 11 fuel cell power plants manufactured under the first option for a period of 12 months at a U.S. Navy facility, for which the U.S. Navy has agreed to pay us a total of $1.4 million in monthly installments beginning at the time each of the 10 fuel cell power plants are placed into service. The initial contract and the two options that the U.S. Navy have exercised will be accounted for as a single unit of accounting, with revenue recognition to occur in monthly installments at the time each of the 10 fuel cell power plants are placed into service over the period of the second option. Since the fuel cell power plants have not been placed in service, the $2.1 million is classified as deferred revenue as of March 31, 2006.

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

On March 2, 2006, we entered into an Amendment of Solicitation/Modification of Contract with the U.S. Navy pursuant to which the U.S. Navy has extended the delivery date of its two options from March 2006 to September 2006 and March 2007 to September 2007 for options 1 and 2, respectively. In addition, the total cost of the contract was decreased by $8,000. The change was primarily due to a delay in finalizing the demonstration site selection, preparation and logistics for the second option with the U.S. Navy.

As of June 2006, the U.S. Navy has officially accepted the first 5 of the 10 fuel cell power plants incorporating our Hoku MEA that will be used as part of the demonstration. Also, in June 2006, the demonstration site selection, preparation and logistics for the second option were finalized with the U.S. Navy, and we began the demonstration of 2 power plants. We expect to complete the installation and commence the demonstration of all 8 of the additional fuel cell power plants for the U.S. Navy by September 2006.

We retain all intellectual property related to our Hoku Membranes and Hoku MEAs. We retain the rights to any invention that is conceived while performing the work under this contract; however, the U.S. Government has a non-exclusive, non-transferable, irrevocable, paid-up license to use the invention throughout the world. This contract is ongoing, but the U.S. Navy may terminate the contract, in whole or in part, if it is determined that the termination is in the U.S. Government’s interest.

IdaTech, LLC. In April 2005, we entered into a subcontract with IdaTech to specify the work that IdaTech will perform in connection with our prime contract with the U.S. Navy. We selected IdaTech based upon its focus on stationary applications, integrated fuel processor technology and experience in developing and demonstrating fuel cell technologies for the U.S. Department of Defense. Under the subcontract, IdaTech agreed to provide the necessary personnel, facilities, equipment, materials, data, supplies and services to integrate our Hoku MEAs within IdaTech’s fuel cell stacks and integrated fuel cell systems. We have agreed to pay IdaTech $380,000 in installments upon completion of certain phases outlined in this contract. The contract was extended when the U.S. Navy exercised the options described above. In accordance with the contract extension we agreed to pay IdaTech $473,000 to purchase an additional 11 fuel cell power plants. We have also agreed to pay IdaTech $125,000, because the U.S. Navy exercised its option to have us operate and maintain 10 fuel cell power plants. This contract will terminate if our contract with the U.S. Navy terminates, in which case we are required to pay IdaTech for costs incurred up to the date of termination.

On March 7, 2006, we entered into Amendment No. 1 to Agreement with IdaTech pursuant to which the statement of work in our subcontract with IdaTech was revised to allow us to complete the assembly of the IdaTech fuel cell stack, and the final integration of the stack into the IdaTech fuel cell system at our facility in Kapolei, Hawaii. In addition, the schedule of deliverables was amended to provide for the delay in commencement of the U.S. Navy demonstration as described above, and the total cost of the subcontract was reduced by $10,000.

Additional Customers. We are performing test, evaluation and/or development work with a total of eleven customers including Sanyo, Nissan and the U.S. Navy, which includes IdaTech. The eight additional customers have purchased our Hoku Membrane and/or Hoku MEAs for testing and evaluation. We are actively continuing discussions with a twelfth original equipment manufacturer that previously tested earlier versions of Hoku Membranes and Hoku MEAs regarding future testing of newer versions of these products. We have not disclosed the names of these customers; however, these customers are focused on building stacks and systems for automotive and/or stationary fuel cell applications. We now have product testing relationships with customers in the United States, Canada, Japan, Korea and Germany.

Sales and Marketing

We believe we can address the stationary and automotive markets by building a focused marketing and sales team. As part of our sales cycle, a customer initially tests samples of our Hoku MEAs and Hoku Membranes to verify basic physical and chemical properties and performance. If this testing is successful, the customer may procure additional samples to test in a simulated commercial stack or system. Following simulated tests, our goal is to sell the customer our Hoku MEAs for large-scale product integration, validation, demonstration and ultimately commercialization. Depending on the customer’s system and end-user application, our sales cycle may take several weeks, months or years to complete. As next generation products are introduced by our customers and by us, this sales cycle may need to be repeated with existing customers. To date, our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and we have not sold any products commercially.

We are at an early planning stage of our expansion into the polysilicon, PV cells and PV module market and have not determined whether we will build a direct or indirect sales force.

Research and Development

Fuel Cells

Our research and development efforts to date have been primarily focused on the following areas:

•	Operational Lifetime. The U.S. Department of Energy, in connection with the Solid State Energy Conversion Alliance, a partnership with the National Laboratories and the fuel cell industry, has established 40,000 hours, which represents approximately 4 1/2 years of operation, and 5,000 hours as the commercial operating lifetime targets for fuel cell systems in residential primary stationary and automotive applications, respectively, each of which have different operating conditions, including relative humidity and temperature. For back-up stationary applications, original equipment manufacturers generally require 500 to 2,000 hours of continuous operation. To our knowledge, currently there are no commercially available MEAs that meet the U.S. Department of Energy’s lifetime and performance targets for stationary or automotive applications.

We typically operate and test our stationary Hoku MEA at 70-80 degrees Celsius and 100% relative humidity and have developed our Hoku MEA for stationary applications for these operating conditions. To measure the operating lifetime of our Hoku MEA, we built a fuel cell incorporating our Hoku MEA and operated this fuel cell in a simulated generic fuel cell system in our laboratory. During the course of operation, we maintained a constant flow of electric current at constant temperature and relative humidity while measuring the rate of voltage decay. In these controlled laboratory tests, we demonstrated up to 2,000 hours of continuous operation without a failure. While it is normal for the voltage to decay in small increments throughout operation, any rapid or unrecoverable decay in voltage is a sign that the MEA is failing. After 2,000 hours of continuous operation, we measured less than 6 milli-volts of decay, or a rate of 3 milli-volts of decay per 1,000 hours, which we believe is within the range of competitive and acceptable voltage decay. To date, neither we nor our customers have tested our Hoku MEAs beyond 2,000 hours of continuous operation for stationary applications.

•	Limited Operating Temperatures. As with substantially all commercially available membranes, our Hoku Membranes must contain water in order to conduct protons. This potentially limits the ability of our Hoku Membranes to operate at temperatures below freezing and above boiling, which is desirable for some applications, such as those for the automotive market. For automotive fuel cells, we are developing our Hoku MEAs to operate at 90 to 95 degrees Celsius at the high temperature range and with less than 50% relative humidity. We have not measured continuous run-time beyond a few hundred hours in this range of higher temperatures or lower levels of relative humidity. We also need to demonstrate start-up of our Hoku MEA at subfreezing temperatures. We have measured proton conductivity at subfreezing temperatures as low as -20 degrees Celsius in laboratory tests, but not in a fuel cell system. We expect to demonstrate the temperature range and ultimate lifetime of our automotive Hoku MEA within the next 12 months.

The primary technical challenges we face in meeting the lifetime and temperature requirements of our Hoku MEAs are developing our membrane materials to retain water at higher temperatures, to operate at lower relative humidity of oxygen and hydrogen and to resist oxidation over prolonged operation. Oxidation is the degradation of membrane material. We are currently assisting Sanyo, Nissan and other companies in ongoing testing and evaluation of our products, and we cannot reasonably estimate when this testing and evaluation will be completed.

Our research and development efforts are also directed toward improving our existing products, and developing new monomers, polymers and other membrane materials as well as developing electrodes and gas diffusion materials used in our Hoku MEAs. We are also developing new processes for the manufacture of our products.

Solar and Materials

We are at an early planning stage of our expansion into the polysilicon, PV cell and PV module market and have not to date conducted any research and development in this area.

Expenses

Our research and development expenses were $1.3 million, $1.4 million and $1.1 million in the fiscal years ended March 31, 2006, 2005 and 2004 and were 100% related to our fuel cell business. Our research and development team, which included 18 persons as of March 31, 2006, has expertise in materials science, organic chemistry, polymer chemistry, electrochemistry and process development.

Intellectual Property

Fuel Cells

PEM-based MEAs were first developed in the 1960s and we believe that a significant portion of the technology associated with the basic technologies used in MEAs is in the public domain. For example, platinum-based catalysts and ion exchange membranes have been a standard component used in MEAs for over 35 years. Additionally, porous carbon materials have been used as part of the GDL for over 20 years. Nevertheless, we have sought patent protection on the design of our Hoku MEAs and their components, as well as some of our manufacturing processes. Our strategy has been to apply for composition of matter, process and fuel cell structure patents covering the key aspects of our technology, including monomer design, polymer synthesis, membrane fabrication, catalyst application and GDL matching, and MEA assembly processes. Accordingly, a competitor would be precluded from making, selling or using products which would infringe the patents, when granted. As of March 31, 2006, we had two issued patents which expire in 2022 and had filed with the U.S. Patent and Trademark Office nine other patent applications. We have also filed applications under the Patent Cooperation Treaty, or PCT, for protection of our invention dates, designating a number of other countries. As of March 31, 2006, we have pending six PCT applications and filed 7 international patent applications. Our issued patents cover certain inorganic component materials incorporated into fuel cell membranes, and the process for doing so, as well as the use of such a membrane in an MEA and a fuel cell system and a novel cross linking modification for polymers and the process of making it.

While we have developed our own proprietary technology to incorporate platinum-based catalysts, ion exchange membranes and porous carbon materials, we currently purchase some of our MEA components from vendors that have their own patented and trade secret technology. However, if these vendors were no longer willing or able to supply such components, we believe other vendors would be able to supply suitable alternative components.

Solar and Materials

We are at an early planning stage of our expansion into the polysilicon, PV cell and PV module market and have not developed or licensed any proprietary intellectual property addressed to this market. We will need to obtain licenses to manufacture and sell polysilicon, PV cells and PV modules using the technology that we are planning to implement. However, based on our discussions with engineering firms and equipment suppliers, we believe that we can obtain the necessary licenses from these engineering firms and turnkey equipment suppliers that may be required to manufacture, market and sell the products made with their equipment. If we fail to successfully acquire the licenses necessary to manufacture and sell polysilicon, PV cells and PV modules, we will be unable to commence production of polysilicon, PV cells and PV modules and we may be forced to delay, alter or abandon our planned expansion.

General

We intend to continue to file United States and foreign patent applications to protect our technology, inventions and improvements. Our patent applications may not result in the grant of patents either in the United States or elsewhere, and our patents may not be held to be valid and enforceable, if challenged. In addition, our patents may not provide us with a competitive advantage or afford us protection against potential competitors with similar technologies. In addition to patents, we rely on trade secret laws and third-party non-disclosure agreements to protect our proprietary information. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that these proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets and these third parties do not have valid defenses. In some cases, litigation or other proceedings may be necessary to defend against claims of infringement, to protect our know-how or other intellectual property rights or to determine the scope and validity of the proprietary rights of third parties. Any potential litigation could result in substantial cost to us and diversion of our resources. An adverse outcome in any litigation or proceeding could subject us to significant liability.

Manufacturing

Fuel Cells

The key aspects of our manufacturing processes include monomer design, synthesis of our polymers, production of the membrane, deposition of the catalyst on the membrane, enhancement of the gas diffusion material and assembly of the complete MEA. We outsource the manufacture of one custom monomer to a single supplier and manufacture our other custom monomers internally. We designed our manufacturing processes to be capable of using a high degree of automation. We believe this methodology will enable us to increase our throughput and yields, reduce our costs and scale our manufacturing processes if volume increases.

In August 2005, we completed the move of our operations to a new approximately 14,000 square foot facility in Kapolei, Hawaii that is designed to allow us to scale our manufacturing operations. We have completed the testing and installation of customized pieces of manufacturing equipment and other non-customized equipment for the new facility; however, we have not begun manufacturing significant volumes of products with the new equipment. Depending on the version of membrane we are producing, we believe our installed equipment is capable of manufacturing up to 2,000 square meters of membrane per month, which far exceeds our current volume being produced. The capacity of our installed MEA production equipment, while lower than our membrane capacity, is sufficient to meet our current demand, and we believe will be sufficient to meet volume requirements over the next couple of years.

Solar and Materials

We intend to develop manufacturing capabilities in order to manufacture PV cells and PV modules with initial manufacturing capacity of 30 megawatts per year beginning in the second half of calendar year 2007. We believe that demand for polysilicon, which is also the raw material for semiconductors, currently exceeds the available supply, which we believe is a factor constricting the growth of the solar market. We also intend to build a polysilicon processing plant designed to initially produce up to 1,500 metric tons of polysilicon per year, beginning in the second half of calendar year 2008. Initially, we believe approximately 300 metric tons of polysilicon produced by Hoku Materials will be consumed by Hoku Solar, while the remaining 1,200 metric tons will be available for sale to the solar and integrated circuit markets. Before we can even commence construction of our planned manufacturing facilities, we must successfully and timely accomplish the following:

•	raise approximately $250 million in cash through the issuance of debt, convertible debt, and/or equity securities, or from customer pre-payments for future purchases of polysilicon or PV module products;

•	license any intellectual property that may be required to manufacture polysilicon, PV cells and PV modules; and

•	identify a suitable location for our manufacturing operations that includes a low-cost source of electricity.

If we fail to successfully achieve any or all of the above objectives, we will be unable to commence construction of our planned manufacturing facilities and we may be forced to delay, alter or abandon our planned expansion.

Competition

Fuel Cells

The number of PEM fuel cell membranes and MEA product developers is growing and competition is becoming increasingly intense. In addition to our membrane and MEA competitors, some of our existing and potential customers that manufacture PEM fuel cell stacks and systems have internal membrane and MEA development efforts. These development efforts may result in membrane or MEA products that compete with our products. Most of our competitors and potential customers have substantially greater financial, research and development, manufacturing and sales and marketing resources than we do, and may complete research, development and commercialization of commercially viable fuel cell membrane and MEA products more quickly and effectively than we can. None of our customer contracts are exclusive and Nissan and Sanyo continue to evaluate competing products.

Our competition includes chemical companies such as E.I. du Pont de Nemours and Company, or DuPont, Asahi Kasei Corporation and Solvay Solexis, Inc.; materials science companies like W.L. Gore & Associates, or Gore, 3M Company, or 3M, Hitachi, Ltd. and Asahi Glass Co. Ltd.; catalyst suppliers such as Johnson Matthey and Umicore, that are developing commercial MEA products, specialized fuel cell membrane start-up, spin-out and emerging growth companies, such as PEMEAS GmbH and PolyFuel, Inc.; and joint ventures such as SolviCore, a 50/50 joint venture of Umicore and Solvay Solexis, Inc. Many of these companies have released commercial MEA products while continuing to develop improvements to meet the performance and durability goals of PEM fuel cell applications. Among these competitors, to our knowledge DuPont, Gore and 3M are the major providers of the PEM fuel cell membranes and MEAs currently used by fuel cell system providers.

DuPont, 3M and Gore offer commercially available fluorinated MEAs that are developed for automotive and stationary applications. DuPont’s MEA is based on a polymer developed by DuPont and marketed under the brand name Nafion. 3M publicly states that its MEAs will run continuously in excess of 16,000 hours under typical stationary application operating conditions and Gore publicly states that their MEAs will run continuously up to 1,430 hours for automotive applications and in excess 25,000 hours for residential primary stationary applications. Unlike the commercially available membranes offered by DuPont, 3M and Gore, our Hoku Membranes are either completely non-fluorinated or may contain less than 10% fluorine as needed to meet customer expectations.

PEMEAS, in contrast, develops high temperature MEAs and has stated that it believes its MEAs are more cost-effective and technically reliable than conventional low-temperature fuel cells. PEMEAS uses polybenzimidazole, a non-fluorinated polymer for its membrane, which does not require water to operate. PolyFuel claims to have developed a new family of hydrocarbon membranes for use in portable direct methanol fuel cells that has achieved 5,000 hours of continuous operation, and a hydrocarbon membrane for automotive hydrogen fuel cells.

In addition, a number of PEM fuel cell system providers and automobile companies are developing membranes and MEAs for their own PEM fuel cell applications, including Honda Motor Co., Ltd. and Toyota Motor Corporation. Finally, PEM membrane and MEA research and development activities are taking place at national labs and universities in North America, Asia and Europe.

We believe our products will compete with the PEM fuel cell membrane and MEA products described above principally on the basis of cost, durability, performance and environmental impact. However, we cannot assure you that we will be able to compete effectively against these companies or their products on any or all of these criteria. As our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and we have not sold any products commercially, we cannot be certain that we will be able to develop and market our products successfully.

Solar and Materials

The market for PV modules is competitive and continually evolving. As a new entrant to this market, we expect to face substantial competition from companies such as SunPower Corporation, BP Solar International Inc., Evergreen Solar, Inc., Mitsubishi Electric Corporation, Q-Cells AG, Renewable Energy Corporation ASA, Sanyo Electric Co., Ltd., Sharp Electronics Corp., SolarWorld AG, Suntech Power Holdings Co., Ltd., and other new and emerging companies in Asia, North America and Europe. All of our known competitors are established players in the solar industry, and have a stronger market position than ours and have larger resources and recognition than we have. In addition, universities, research institutions and other companies are developing alternative technologies such as thin films and concentrators, which may compete with the products we are planning to introduce. In addition, the PV module market in general competes with other sources of renewable energy and conventional power generation. Initially, we believe that the high demand for PV modules will support further competition in the module market, enabling us to sell our products, specifically in Hawaii where we are headquartered. In the future, we believe we can compete based on improved PV cell efficiencies and lower costs.

In the polysilicon market, we will also compete with companies such as Hemlock Semiconductor Corporation, Renewable Energy Corporation ASA, Mitsubishi Polycrystalline Silicon America Corporation, Mitsubishi Materials Corporation, Tokuyama Corporation, MEMC Electronic Materials, Inc., and Wacker Chemie AG. In addition, we believe new companies may be emerging in China and Eastern Europe, and new technologies, such as fluidized bed reactors, are emerging, which may have significant cost and other advantages over the Siemens process we are planning to use to manufacture polysilicon. These competitors may have longer operating histories, greater name recognition and greater financial, sales and marketing, technical and other resources than us. If we fail to compete successfully, we may be unable to successfully enter the market for polysilicon and PV modules. Initially, we believe that the high demand for polysilicon will support further competition in the polysilicon market, enabling us to negotiate long-term sales contracts. In the future, if we are successful in growing our PV module business, we believe that owning our own source of polysilicon in an integrated PV module business, will provide us with cost advantages.

Government Regulation

Fuel Cells

Our and our customers’ fuel cell products are subject to federal, state, local and foreign laws and regulations, including, for example, state and local ordinances relating to building codes, public safety, electrical and gas pipeline connections, hydrogen siting and related matters. The level of regulation may depend, in part, upon whether a PEM fuel cell system is placed outside or inside a home or business. For example in the stationary market, the 2002 National Electrical Code, or the NEC, a model code adopted by the National Fire Protection Association, governs the electrical wiring of most homes, businesses and other buildings. The NEC has been adopted by local jurisdictions throughout the United States and is enforced by local officials, such as building and electrical inspectors. Article 692 of the NEC governs the installation of stationary fuel cell systems. In addition, product safety standards have been established covering fuel cell systems by CSA America, Inc., a standards development organization (CSA FC-1 formerly ANSI Z21.83) and the power conversion electronics by Underwriters Laboratories Inc. (UL 1741). We are not currently aware of any other material domestic government regulations in the stationary or automotive markets that may regulate our products. As products are introduced into the market commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our or our customers’ products. Any regulation of our or our customers’ products, whether at the federal, state, local or foreign level, including any regulations relating to installation and use of our customers’ products, may increase our costs or the price of PEM fuel cell applications and could reduce or eliminate demand for some or all of our or our customers’ products.

In March 2006, we received a notification from the United States Environmental Protection Agency, or EPA, of its intent to initiate an administrative action against us for alleged violations of the Resource Conservation and Recovery Act resulting from an inspection of our former facility in Honolulu, Hawaii that was conducted by the EPA in November 2004. In April 2006, we began settlement discussions with the EPA. In June 2006, we agreed in principle to settle this dispute for an aggregate cash payment of approximately $14,000. Final settlement is pending the official agreement from EPA, and entry of an order by EPA administrative judge. However, there can be no assurance that we will settle this matter for this amount or at all.

Solar and Materials

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar products. For example, without a regulatory mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to consumers of solar power systems, which could decrease the market for our PV modules, thereby harming our business, prospects, results of operations and financial condition.

We anticipate that our PV modules and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our PV modules may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our PV modules. In addition, the manufacture of PV cells, PV modules and polysilicon will involve the use of materials that are hazardous to human health and the environment, the storage, handling and disposal of which will be subject to government regulation.

Financial Information by Business Segment and Geographic Data

In fiscal 2006, we operated in one business segment, membrane electrode assemblies and associated membranes; however, we plan to begin operating in three business segments: (i) fuel cells, which will include membrane electrode assemblies and membranes, (ii) solar, which will include PV modules, and (iii) materials, which include polysilicon. In fiscal 2004, 100% of our revenue was from Electric Power Development Co., Ltd., which is located in Japan. In fiscal 2005 and 2006, 100% and 99% of our revenue, respectively, was from Sanyo and Nissan, both of which are located in Japan. The information included in Note 1(d) of the Notes to Financial Statements is hereby incorporated by reference.

Employees

As of March 31, 2006, we had 27 employees, consisting of 18 in research and development, 2 in sales and marketing and 7 in general and administrative. We believe our relationship with our employees is good.

Executive Officers

Our executive officers and their ages and positions as of March 31, 2006, are as follows:

Name	Age	Position
Dustin M. Shindo	32	Chairman of the Board of Directors, President and Chief Executive Officer
Karl M. Taft III	33	Chief Technology Officer and Director
Darryl S. Nakamoto	32	Chief Financial Officer, Treasurer and Secretary
Scott B. Paul	32	Vice President, Business Development and General Counsel

Dustin M. Shindo, one of our founders, has served as our Chairman of the Board of Directors, President and Chief Executive Officer since March 2001. From November 1999 to February 2001, Mr. Shindo was a founder and Chief Executive Officer of Activitymax, Inc., a small privately-held travel reservation software company, where Mr. Shindo was responsible for managing customer relationships, developing the company’s marketing program and managing the operations of the company. From August 1999 to April 2000, Mr. Shindo was a business consultant at The Lucas Group, a strategic consulting firm, where Mr. Shindo focused on business strategy projects as part of multi-person engagement teams. In 1995, Mr. Shindo founded Mehana Brewing Company, a privately-held microbrewery, where he continues to serve as President and as a member of the board of directors. Mr. Shindo’s family manages the day-to-day operations of Mehana Brewing Company and Mr. Shindo’s time commitment is not significant. Mr. Shindo devotes substantially all of his time to the management of Hoku Scientific. Mr. Shindo has a B.A. in Accounting from the University of Washington and an M.B.A. from the Darden Graduate School of Business Administration at the University of Virginia.

Karl M. Taft III, one of our founders, has served as our Chief Technology Officer since March 2001 and a member of our board of directors since August 2001. From October 1996 to March 2001, Mr. Taft held various positions at PCC Structurals, Inc., a manufacturer of titanium casting, including Lead Manager for Research and Development, Industrial Engineer and Research Chemist. In 2000, Mr. Taft was an Adjunct Professor at Portland State University. Mr. Taft has a B.A. in Chemistry from Pacific University, an M.S. in Environmental Science and Engineering from Oregon Graduate Institute and an M.B.A. from Portland State University.

Darryl S. Nakamoto has served as our Chief Financial Officer and Treasurer since January 2005 and our Secretary since March 2005. From January 2003 to December 2004, Mr. Nakamoto was a finance analyst for Frito-Lay of Hawaii, a division of PepsiCo, Inc. From May 2002 to January 2003, Mr. Nakamoto was not employed. From March 2001 to May 2002, Mr. Nakamoto was a sales and marketing executive for Syntera Solutions, the software development and document management division of Profitability of Hawaii, Inc., a software company. From April 2000 to February 2001, he served as the regional director of Activitymax, Inc., a travel reservation software company. From December 1996 to March 2000, Mr. Nakamoto was an accountant at KPMG LLP, an accounting firm, where he most recently was as a senior accountant. Mr. Nakamoto has a B.A. in Accounting and Finance from the University of Washington and is a certified public accountant.

Scott B. Paul has served as our Vice President, Business Development and General Counsel since July 2003. Mr. Paul was also our Secretary from November 2004 to March 2005. From June 2002 to June 2003, Mr. Paul was Associate General Counsel and Director of Business Development at Read-Rite Corporation, a component supplier for hard disk and tape drives. From April 2000 to June 2002, he was an attorney in the Business and Technology Group at Brobeck, Phleger & Harrison LLP, a law firm.

From October 1999 to April 2000, Mr. Paul was an attorney in the Business Solutions Group at Reed Smith Crosby Heafey, LLP, a law firm, and from October 1998 to October 1999, he was an attorney at Ropers, Majeski, Kohn & Bentley, a law firm. Mr. Paul has a B.A. in Psychology from the University of California, Los Angeles and a J.D. from Santa Clara University School of Law.

Available Information

Our principal executive offices are located at 1075 Opakapaka Street, Kapolei, Hawaii 96707, and our telephone number is (808) 682-7800. We maintain a website with an Internet address of www.hokuscientific.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available free of charge, through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We have a limited operating history, and if we are unable to generate significant revenue, we may not maintain profitability.

We were incorporated in March 2001 and have a limited operating history. We incurred net losses since our inception through March 31, 2005. We had net income of $1.3 million during the fiscal year ended March 31, 2006. Fluctuations in quarterly and annual revenue are expected to continue in future periods due to uncertainty regarding the level and the timing of revenue from customer contracts and achievement of contract milestones in our fuel cell business. In addition, we expect that we will need to increase our efforts in supporting our new fuel cell contracts, in developing our next generation fuel cell products and in growing our fuel cell customer base. Furthermore, our planned entry into the PV module and polysilicon markets will require us to spend additional amounts to support the construction of facilities to manufacture PV cells and modules, and polysilicon, the purchase of capital equipment, fund new sales and marketing efforts, pay for additional operating costs, and significantly increase our headcount. The result is that we expect our costs to increase significantly, which may result in further losses on a quarterly or annual basis.

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

Our revenue, operating results and cash flows depend upon the size and timing of customer orders and payments and the dates of product deliveries and achievement of contractual milestones. Fluctuations in quarterly and annual revenue are expected to continue in future periods due to uncertainty regarding the level and the timing of revenue from fuel cell customer contracts and achievement of fuel cell contract milestones. In addition, we expect that we will need to increase our efforts in supporting our new contracts, in developing our next generation products and in growing our customer base. Furthermore, our planned entry into the PV module and polysilicon markets will require us to spend additional amounts to support the construction of facilities, the purchase of capital equipment, fund new sales and marketing efforts, pay for additional operating costs, and significantly increase our headcount. The result is that we expect our costs to increase significantly, which may result in further losses on a quarterly or annual basis.

To date, we have derived substantially all our revenue through contracts related to fuel cell testing and engineering services with Sanyo Electric Co., Ltd., or Sanyo, and Nissan Motor Co. Ltd., or Nissan. In addition, we are the prime contractor in a U.S. Navy fuel cell demonstration project. We recognize fuel cell service revenue and related costs upon contract completion and customer acceptance and fuel cell license revenue and related costs when the products are delivered to a customer. These methods of revenue recognition often result in our receiving payment from a customer and deferring the recognition of the revenue and related costs of uncompleted contracts for some period of time until the milestones are achieved and accepted by the customer and/or the products or services are delivered. As a result, a new fuel cell contract may not result in revenue in the quarter or year in which the contract is signed, and we may not be able to predict accurately when revenue and related costs from a fuel cell contract will be recognized. Any failure or delay in our ability to meet fuel cell contractual milestones and/or deliver our products to our customers may harm our operating results. Since our operating expenses are based on anticipated revenue and cash flows from contracts and because a high percentage of these expenses are relatively fixed, a delay in revenue and cash flows from one or more contracts could cause significant variations in operating results from quarter to quarter and cause unexpected results. Revenue from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid account receivable are recorded as deferred revenue.

Our future operating results and cash flows will depend on many factors that impact our fuel cell business, and our planned PV module and polysilicon businesses, including the following:

•	the size and timing of customer orders, milestone achievement, product delivery and customer acceptance, if required;

•	our success in obtaining pre-payments from customers for future shipments of polysilicon;

•	our success in maintaining and enhancing existing strategic relationships and developing new strategic relationships with potential customers;

•	our ability to protect our intellectual property;

•	actions taken by our competitors, including new product introductions and pricing changes;

•	the costs of maintaining and expanding our operations;

•	customer budget cycles and changes in these budget cycles; and

•	external economic and industry conditions.

As a result of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

If we are unable to obtain the necessary initial financing, supply contracts and licenses to intellectual property required to begin construction of PV cell and module, and polysilicon manufacturing capabilities we will not be able to form an integrated photovoltaic module business.

In May 2006, we announced our intention to form an integrated photovoltaic, or PV, module business to complement our fuel cell business. This planned expansion includes developing manufacturing capabilities and the eventual planned manufacture of polysilicon, PV cells and PV modules. To date, our business has solely been focused on the stationary and automotive fuel cell markets and we have no experience in the PV cell, PV module and polysilicon businesses. In order to be successful we will need to devote substantial management time, resources and funds to this planned expansion. We are at an early planning stage of this expansion and at any point in time we may conclude that such expansion is not financially or technologically feasible and abandon our efforts to establish an integrated PV module business. Such abandonment after substantial investment of time and resources could harm our business. Even if successful, the diversion of management’s efforts, our resources and funds could harm our efforts to develop and commercialize our Hoku MEAs and Hoku Membranes.

Before we can even commence construction of our planned manufacturing facilities, we must successfully and timely accomplish the following:

•	raise approximately $250 million in cash through the issuance of debt, convertible debt, and/or equity securities, or from customer pre-payments for future purchases of PV modules and polysilicon;

•	license any intellectual property that may be required to manufacture polysilicon, PV cells and PV modules;

•	secure key supplier contracts for the materials required to manufacture polysilicon, PV cells and PV modules; and

•	identify a suitable location for our manufacturing operations that includes a low-cost source of electricity.

If we fail to successfully achieve any or all of the above objectives, we will be unable to commence construction of our planned manufacturing facilities and we may be forced to delay, alter or abandon our planned expansion. In addition, any delay in achieving these objectives may result in additional expense and increased diversion of management’s efforts from our fuel cell business, each of which would harm our business.

Even if we achieve our initial PV module and polysilicon objectives on a timely basis and complete the construction of manufacturing facilities for PV cells, PV modules and polysilicon as currently planned, we may still be unsuccessful in developing, manufacturing and/or selling these products, which would harm our business.

If we are successful in our efforts to construct manufacturing facilities for the production of polysilicon, PV cells and PV modules, our ability to successfully compete in the PV module and polysilicon markets will depend on a number of factors, including:

•	our ability to manufacture PV cells, PV modules and polysilicon at a cost that allows us to achieve or maintain profitability in these businesses;

•	our ability to successfully manage a much larger and growing enterprise, with a broader international presence;

•	our ability to attract and expand new customer relationships;

•	the quality and consistency of our PV modules;

•	our ability to develop new technologies to become competitive through cost reductions and improvements in solar radiation conversion efficiencies;

•	our ability to scale our business to be competitive;

•	future product liability or warranty claims; and

•	our ability to compete with in a highly competitive market against companies that have greater resources, longer operating histories and larger market share than we do.

Industry-wide shortages or overcapacity in the production of polysilicon could harm our business.

Polysilicon is an essential raw material in the production of photovoltaic, or solar, cells. Polysilicon is created by refining quartz or sand, and is typically supplied to PV cell and module manufacturers in the form of silicon ingots that are sliced into wafers, or as pre-sliced wafers. We plan to commence manufacturing PV modules at least one year before we commence manufacturing our own supply of polysilicon. There is currently an industry-wide shortage of polysilicon, which has resulted in significant price increases. We may be unable to obtain polysilicon to commence manufacturing of our PV modules in 2007. We do not currently have any contracts to purchase polysilicon ingots or wafers. Our inability to obtain sufficient polysilicon, ingots or wafers at commercially reasonable prices or at all would adversely affect our ability to commence manufacturing our PV module products in 2007, and prevent us from meeting potential customer demand for our products, and may delay our entry into the PV module business, thereby seriously harming our business, financial condition and results of operations.

In light of these shortages, certain polysilicon producers have announced plans to invest heavily in the expansion of their production capacities in view of the current scarcity of solar-grade silicon, strong demand and the expected strong market growth. We currently expect significant additional capacity to come on-line in 2008, at the same time our planned production of polysilicon will begin. This expansion of production capacities could result in an excess supply of solar-grade silicon. In addition, if an excess supply of electronic-grade silicon were to develop, producers of electronic-grade silicon could switch production to solar-grade silicon, eliminating the current scarcity of solar-grade silicon or causing it to decline more rapidly than we currently anticipate. The electronic-grade silicon market has experienced significant cyclicality historically; for instance, that market experienced significant excess supply from 1998 through 2003. Moreover, the current scarcity of silicon could also be overcome in the medium term if the need for silicon is significantly reduced as a result of the introduction of new technologies that significantly reduce or eliminate the need for silicon in producing effective PV systems. If any of these events occurred, they could lead to considerable pressure on the world market price for solar-grade silicon, which, in turn, could place pressure on our margins in these businesses. Accordingly, overcapacity in polysilicon production could have a material adverse effect on our business, prospects, financial conditions or results of operations.

If we fail to improve our accounting systems and controls and financial reporting processes, we may be unable to comply with our reporting obligations as a public company and our stock price may decline.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. As an early stage private company, we had limited accounting personnel and other resources with which to address internal controls and procedures. As a result, when our independent registered public accounting firm audited our financial statements for the fiscal years ended March 31, 2005, and 2004, they identified in their report to our audit committee a “reportable condition,” which primarily related to the fact that we did not have the appropriate financial management and reporting infrastructure in place to accurately and properly record and provide comprehensive financial information in accordance with U.S. generally accepted accounting principles. As a result, a number of material audit adjustments to our financial statements were identified during the course of the audit. Had we at the time been a publicly-traded company, this “reportable condition” would have been characterized as a “material weakness” in internal controls as defined by Securities Exchange Act Rules 13a-15(e) and 15d-15(e).

In order to address the reportable condition, we retained a controller on a part-time consulting basis in July 2005, who became a full-time employee in August 2005, and we documented our accounting policies and financial reporting procedures. However, we continue to remediate the reportable condition. When our independent registered public accounting firm audited our financial statements for the fiscal year ended March 31, 2006, they identified in their management letter to our Audit Committee “significant deficiencies” which primarily relate to issues that are similar to those that were in the “reportable condition” in the prior year. If we fail to remedy our significant deficiencies or should we, or our independent registered public accounting firm, determine in future fiscal periods that we have additional significant deficiencies or a material weakness, we may fail to meet our reporting obligations as a public company, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed and the price of our common stock may decline. Our reporting obligations as a public company will continue to place a significant strain on our management, operational and financial resources and systems.

We expect to depend on Nissan and the U.S. Navy for substantially all our revenue for the foreseeable future, and if Nissan or the U.S. Navy terminates its contract with us, our business will be harmed.

In January 2006, we entered into a Step 3 collaboration contract with Nissan, and in March 2005 we were awarded a contract with the U.S. Navy. Our Step 3 collaboration contract with Nissan ends in September 2006 and our contract with the U.S. Navy is expected to be completed during the quarter ended September 30, 2007. We anticipate that substantially all our revenue for the foreseeable future will be derived from our contracts with Nissan and the U.S. Navy. If Nissan or the U.S. Navy terminates its contract with us for any reason, our revenue would be reduced and our business would be harmed.

Our contract with Nissan provides that we will develop customized Hoku MEAs for use in Nissan’s automotive fuel cells and an MEA assembly process. Nissan may terminate the contract if we materially breach the contract without curing the breach within 30 days or if we are insolvent or petition in bankruptcy. Our failure to achieve a technical milestone is not a material breach under the contract. We expect that our current contract with Nissan, which ends in September 2006, will be our final engineering service contract with Nissan for the foreseeable future. As a result, it is likely that we will not receive any meaningful revenue from Nissan unless or until we begin selling to Nissan commercial quantities of our Hoku Membrane or Hoku MEA products. We cannot predict when such sales will occur, if at all.

In December 2005, we completed the development and demonstration of a PEM fuel cell power plant prototype that incorporates our Hoku MEA within IdaTech, LLC’s fuel cell stacks and integrated fuel cell systems. The U.S. Navy will pay us to manufacture 11 demonstration-ready fuel cell systems for an aggregate amount of $1.1 million to be paid in installments as each fuel cell power plant is completed. The second option provides that we will operate and maintain 10 of the 11 fuel cell power plants manufactured under the first option for a period of 12 months at a U.S. Navy facility, for which the U.S. Navy has agreed to pay us a total of $1.4 million in monthly installments at the time each of the 10 fuel cell power plants are placed into service. As of June 2006, we had manufactured 5 fuel cell power plants and commenced the demonstration of 2 power plants.

If we fail to successfully deliver the demonstration-ready fuel cell systems, then the U.S. Navy may terminate the contract. In addition, the U.S. Navy may terminate the contract, in whole or in part, if it is determined that the termination is in the U.S. Government’s interest.

We experience long and variable sales cycles on our fuel cell products, which could negatively impact our results of operations for any given quarter.

To date, the majority of our revenue has been derived from a few customers, and our customers have spent a significant amount of time considering a wide range of issues before committing to contracts for the testing and evaluation of our fuel cell products. Further, these customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes. We expect that our sales process with potential new customers will continue to require significant technical review, assessment of competitive products and approval at a number of management levels within their organizations. As a result, our sales cycle will likely range from six to nine months, and in some cases even longer, and it will be very difficult to predict whether and when any particular transaction might be completed.

We may need to secure additional funding for our fuel cell business, and will need to raise approximately $250 million for our PV module and polysilicon businesses, and we may be unable to raise this additional capital on favorable terms or at all.

Our cash requirements for the fuel cell business will depend on numerous factors, including the level of our research and development activities, the timing of market acceptance of our products and the introduction of new products. We expect to devote substantial capital resources to continuing our fuel cell research and development programs, building our fuel cell manufacturing infrastructure, and expanding into new markets and technologies. We believe our current cash, cash equivalents and short-term investments will be sufficient to meet the capital requirements of our fuel cell membranes and MEA business for at least the next 12 months. We may need to raise additional funds; however, we may not be able to secure additional funding on acceptable terms or at all. If adequate funds are not available to satisfy either short-term or long-term capital requirements, we may be required to limit operations in a manner inconsistent with our fuel cell research and development, manufacturing and commercialization plans, which could harm our operating results.

We will need to raise approximately $250 million to fund the construction of our planned PV cell and module and polysilicon production facilities, and to purchase capital equipment for the manufacture of PV cells, PV modules and polysilicon, and we may need to raise additional funds in the future to support the growth of these businesses. If we are unable to raise $250 million, then we will not be able to enter the PV module and polysilicon markets in accordance with our current plans.

If we raise additional funds for the fuel cell, PV module and polysilicon businesses through the issuance of equity or convertible debt securities, the percentage ownership of our then current stockholders may be reduced. If we raise additional funds for these businesses through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations.

If there are any adverse developments in our relationships with Sanyo or Nissan, our efforts to develop and market our fuel cell products could be delayed.

We have established strategic relationships with Sanyo and Nissan to develop our Hoku MEAs and Hoku Membranes for use in stationary fuel cell systems and automotive fuel cells, respectively. In the stationary market, we are focused on demonstrating that our fuel cell products meet operating lifetime requirements. In the automotive market, we are focused on increasing power output and demonstrating the operating lifetime of our fuel cell products within a broader range of operating temperatures, to operate at a lower relative humidity of oxygen and hydrogen and to resist oxidation over prolonged operation. Oxidation is the degradation of membrane material. As with substantially all commercially available membranes, our Hoku Membranes must contain water in order to conduct protons. This potentially limits the ability of our Hoku Membranes to operate at temperatures below freezing and above boiling, which is desirable for some applications, such as those for the automotive market. Sanyo and Nissan may require us to further develop and improve our fuel cell products before either integrates them into a commercially available PEM fuel cell system or product.

Sanyo and Nissan may also pursue relationships with alternative suppliers even if we are able to meet their cost, durability and performance requirements. Our contracts with Sanyo and Nissan are not exclusive, and Sanyo and Nissan continue to evaluate competing products. We have no agreements or understandings with either Sanyo or Nissan with respect to future promotion or sales of our fuel cell products.

We expect that our Testing Agreement with Sanyo, which ends in July 2006, and Nissan, which ends in September 2006, will be our final engineering service contracts with the respective companies for the foreseeable future. As a result, it is likely that we will not receive any meaningful revenue from Sanyo or Nissan unless or until we begin selling commercial quantities of our Hoku Membrane or Hoku MEA products. We cannot predict when such sales will occur, if at all.

Even if Sanyo and Nissan select our products for integration into their fuel cell systems, we cannot reasonably estimate when they would purchase significant quantities of our fuel cell products. Any adverse development in our relationship with Sanyo or Nissan could delay our efforts to develop and market our fuel cell products in the stationary and automotive markets, respectively.

If our fuel cell products, or PEM fuel cell products in general, do not achieve market acceptance, we may be unable to generate sufficient revenue to continue our operations.

To date, our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes. We do not know the extent to which these or other customers will purchase our fuel cell products, or whether end-users will buy our customers’ products. If a market for our fuel cell products fails to develop, or develops more slowly than we anticipate, we may be unable to achieve significant revenue or maintain profitability. The development of a market for our fuel cell products is dependent on the development of a market for PEM fuel cell systems, which may be impacted by many factors, including:

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

The number of PEM fuel cell membrane and MEA product developers is growing and competition is becoming increasingly intense. There are a number of public and private companies, national laboratories and universities worldwide that are developing fuel cell membranes and MEAs that compete with our fuel cell products. To our knowledge, DuPont, W.L. Gore and 3M sell the majority of PEM fuel cell membranes and MEAs used in PEM fuel cell systems today. In addition, some of our existing and potential customers have internal membrane and MEA development efforts. These development efforts may result in membrane or MEA products that compete with our fuel cell products. Most of our competitors and potential customers have substantially greater financial, research and development, manufacturing and sales and marketing resources than we do and may complete the research, development and commercialization of their PEM fuel cell membrane and MEA products more quickly and cost-effectively than we can. In addition, most of our competitors have well-established customer and supplier relationships that may provide them with a competitive advantage with respect to sales opportunities and discounts on materials.

The market for PV modules is competitive and continually evolving. As a new entrant to this market, we expect to face substantial competition from companies such as SunPower Corporation, BP Solar International Inc., Evergreen Solar, Inc., Mitsubishi Electric Corporation, Q-Cells AG, Renewable Energy Corporation ASA, Sanyo Electric Co., Ltd., Sharp Electronics Corp., SolarWorld AG, Suntech Power Holdings Co., Ltd., and other new and emerging companies in Asia, North America and Europe. All of our known competitors are established players in the solar industry, and have a stronger market position than ours and have larger resources and recognition than we have. In addition, universities, research institutions and other companies are developing alternative technologies such as thin films and concentrators, which may compete with the products we are planning to introduce. In addition, the PV module market in general competes with other sources of renewable energy and conventional power generation.

In the polysilicon market, we will also compete with companies such as Hemlock Semiconductor Corporation, Renewable Energy Corporation ASA, Mitsubishi Polycrystalline Silicon America Corporation, Mitsubishi Materials Corporation, Tokuyama Corporation, MEMC Electronic Materials, Inc., and Wacker Chemie AG. In addition, we believe new companies may be emerging in China and Eastern Europe, and new technologies, such as fluidized bed reactors, are emerging, which may have significant cost and other advantages over the Siemens process we are planning to use to manufacture polysilicon. These competitors may have longer operating histories, greater name recognition and greater financial, sales and marketing, technical and other resources than us. If we fail to compete successfully, we may be unable to successfully enter the market for polysilicon and PV modules.

If we are unable to meet recommended government operating specifications, the market for our fuel cell products may be limited.

The U.S. Department of Energy, in connection with the Solid State Energy Conversion Alliance, a partnership with the National Laboratories and the fuel cell industry, has established 40,000 hours, which represents approximately 4 1/2 years of operation, and 5,000 hours as the commercial operating lifetime targets for fuel cell systems in residential primary stationary and automotive applications, respectively. We have demonstrated 2,000 hours of MEA operating lifetime under simulated fuel cell operating conditions. As the market for fuel cell systems develops, we expect that governments and regulatory bodies will establish more operating specifications, such as operating lifetime targets, power output targets and similar operating metrics. If we fail to meet existing or any future recommended operating specifications, the market for our fuel cell products may be limited.

Our business and industry are subject to government regulation, which may harm our ability to market our products.

Our and our customers’ fuel cell products are subject to federal, state, local and foreign laws and regulations, including, for example, state and local ordinances relating to building codes, public safety, electrical and gas pipeline connections, hydrogen siting and related matters. The level of regulation may depend, in part, upon whether a PEM fuel cell system is placed outside or inside a home or business. As products are introduced into the market commercially, governments may impose new regulations. We do not know the extent to which any such regulations may impact our or our customers’ products. Any regulation of our or our customers’ products, whether at the federal, state, local or foreign level, including any regulations relating to installation and use of our customers’ products, may increase our costs or the price of PEM fuel cell applications and could reduce or eliminate demand for some or all of our or our customers’ products.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our PV modules. For example, without a regulatory mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to our customers of using our PV modules and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

We anticipate that our PV modules and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our PV modules may result in significant additional expenses to us and our resellers and their customers and, as a result, could cause a significant reduction in demand for our PV modules.

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

If favorable government policies encouraging the adoption of fuel cell technologies are eliminated or reduced, market acceptance of our fuel cell products may be reduced or delayed.

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

The reduction or elimination of government and economic incentives for PV modules and related products could reduce the market opportunity for our planned PV module products.

We believe that the near-term growth of the market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network, depends in large part on the availability and size of government incentives. Because we plan to sell to the on-grid market, the reduction or elimination of government incentives may adversely affect the growth of this market or result in increased price competition, both of which adversely affect our ability to compete in this market.

Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan and the United States, have provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether. For example, Germany has been a strong supporter of solar power products and systems and political changes in Germany could result in significant reductions or eliminations of incentives, including the reduction of tariffs over time. Some solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Net metering policies in Japan could limit the amount of solar power installed there. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for PV products, and reduce the size of the market for our planned PV module products.

Adverse events involving our fuel cell products or fuel cell systems could negatively affect consumer perceptions of us and the fuel cell industry.

A well-publicized malfunction, design defect or perceived problem in our fuel cell products or fuel cell systems in general could harm the market’s perception of fuel cell systems or our fuel cell products resulting in a decline in demand for fuel cell systems and for our products. We plan to conduct public demonstrations with our customers of PEM fuel cell systems that incorporate our Hoku MEA and Hoku Membrane products. If we or our customers encounter problems or delays during these demonstrations, including technology or product failures, market acceptance of our fuel cell products may be reduced or slowed.

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

Our ability to compete effectively will depend on our ability to protect our intellectual property rights with respect to our Hoku MEAs, Hoku Membranes and manufacturing processes and any intellectual property we develop with respect to our PV module or polysilicon businesses. We rely in part on patents, trade secrets and policies and procedures related to confidentiality to protect our intellectual property. However, much of our intellectual property is not covered by any patent or patent application. Confidentiality agreements to which we are party may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also become known without breach of these agreements or may be independently developed by our competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any of our potential competitive advantages. Moreover, our patent applications may not result in the grant of patents either in the United States or elsewhere. Further, in the case of our issued patents or our patents that may issue, we do not know whether the claims allowed will be sufficiently broad to protect our technology or processes. Even if some or all of our patent applications issue and are sufficiently broad, our patents may be challenged or invalidated and we may not be able to enforce them. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. We do not know whether we have been or will be completely successful in safeguarding and maintaining our proprietary rights. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing third-party patents, we could be required to pay substantial royalties and/or damages, and we do not know whether we will be able to obtain licenses to use these patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our products, and could necessitate the expenditure of significant resources to develop or acquire non-infringing intellectual property.

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

Competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with our products and technology. Due to the various technologies involved in the development of fuel cell systems, including membrane and MEA technologies, and PV products it is impracticable for us to affirmatively identify and review all issued patents that may affect our products. Although we have no knowledge that our products and technology infringe any third party’s intellectual property rights, we cannot be sure that we do not infringe any third party’s intellectual property rights. We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology. Litigation and interference proceedings, even if they are successful, are expensive to pursue and time-consuming, and we could use a substantial amount of our financial resources in either case.

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

All of our operations are currently located in Hawaii, which has a limited pool of qualified applicants for our specialized needs. Our future success will depend, in part, on our ability to attract and retain qualified management and technical personnel, many of whom must be relocated from the continental United States or other countries. In addition, we will need to hire and train specialized engineers to manage and operate our planned polysilicon plant. We may not be successful in hiring or retaining qualified personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could harm our business.

We may have difficulty managing change in our operations, which could harm our business.

We continue to undergo rapid change in the scope and breadth of our operations as we seek to grow our business. Our planned entry into the PV modules and polysilicon markets will involve a substantial change to our operations. Our potential growth will place a significant strain on our senior management team and other resources. We will be required to make significant investments in our engineering, logistics, financial and management information systems. In particular, we currently have limited resources dedicated to sales and marketing activities and will need to expand our sales and marketing infrastructure to support our customers. Our planned entry into the PV modules and polysilicon markets will involve the construction of a large scale chemical processing plant, increased international activities, and the increase in our headcount and operating costs by a significant factor. Our business could be harmed if we encounter difficulties in effectively managing our planned growth. In addition, we may face difficulties in our ability to predict customer demands accurately, which could strain our support staff and our ability to meet those demands.

If we are unable to manufacture our fuel cell products efficiently in significant volumes, we may continue to incur losses.

We have no experience manufacturing our fuel cell products in significant volumes. To date, we have focused primarily on research and development and very low volume manufacturing. We have completed the move of our operations to a new approximately 14,000 square foot facility in Kapolei, Hawaii and have completed the testing and installation of customized pieces of manufacturing equipment and other non-customized equipment for the new facility; however, we have not yet begun manufacturing significant volumes of our fuel cell products with this new equipment. If the equipment does not operate as designed, our ability to manufacture our fuel cell products in significant volumes will be delayed and our business would suffer.

We may not be able to develop and implement efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture our fuel cell products in significant volumes while meeting the quality, price, durability, engineering, design and production standards required to market our fuel cell products successfully. If we fail to develop and implement these manufacturing capabilities and processes, we may be unable to sell our fuel cell products at a profit because the per unit cost of our fuel cell products is highly dependent upon production volumes and the level of automation in our manufacturing processes.

Our production capacity expansion has increased our fixed costs. Even if we are successful in developing our manufacturing capabilities and processes, we may be unable to increase our sales volumes to utilize the additional manufacturing capacity of our new facility, which would negatively impact our gross margins and our ability to become profitable.

We rely on single suppliers and, if these suppliers fail to deliver materials that meet our quality requirements in a timely manner or at all, the manufacture of our fuel cell and solar products would be limited.

We rely on single suppliers to provide certain materials, such as our platinum-based catalyst, porous carbon materials and a customized monomer, that we use to manufacture our Hoku MEAs and Hoku Membranes. We have not identified all of the potential suppliers for our planned PV module and polysilicon products, and it is possible that we will rely on a limited number of suppliers, or a sole supplier, for key materials used in the production of polysilicon, PV cells and PV modules. We are, or will be, dependent on these suppliers to provide us with materials in a timely manner that meet our quality, quantity and cost requirements. If we lost one of these suppliers and were unable to obtain an alternate source on a timely basis or on terms acceptable to us, our production schedules could be delayed and we could fail to meet our customers’ demands. In addition, to the extent that our suppliers use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable materials or components from alternative sources. We procure some of our base materials for our fuel cell business from chemical and materials companies that are also our competitors. It is highly likely that we will also procure materials for our planned PV module and polysilicon businesses from companies that are also our competitors. These companies may choose in the future not to sell these materials to us at all, or may raise their prices to a level that would prevent us from selling our products on a profitable basis.

We use materials that are considered hazardous in our manufacturing processes and, therefore, we could be liable for environmental damages resulting from our research, development or manufacturing operations.

We use solvents, volatile organic compounds and other materials in our membrane and MEA research and development and manufacturing processes that are considered hazardous to the environment and a risk to public health and safety by federal and state regulatory authorities. We also use hydrogen and oxygen, which are highly flammable gases, to test our fuel cell products. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may increase our research and development or manufacturing costs and may require us to halt or suspend our operations until we regain compliance. If we have an accident at our facility involving a spill or release of these substances, we may be subject to civil and/or criminal penalties, including financial penalties and damages, and possibly injunctions preventing us from continuing our operations. Any liability for penalties or damages, and any injunction resulting from damages to the environment or public health and safety, could harm our business. We do not have any insurance for liabilities arising from the use and handling of hazardous materials.

In March 2006, we received a notification from the United States Environmental Protection Agency, or EPA, of its intent to initiate an administrative action against us for alleged violations of the Resource Conservation and Recovery Act resulting from an inspection of our former facility in Honolulu, Hawaii that was conducted by the EPA in November 2004. In April 2006, we began settlement discussions with the EPA, and, based on these discussions, we recorded a liability of approximately $17,000. In June 2006, we agreed in principle to settle this dispute for an aggregate cash payment of approximately $14,000. Final settlement is pending the official agreement from EPA, and entry of an order by EPA administrative judge. However, there can be no assurance that we will settle this matter for this amount, if at all.

In addition, the manufacture of PV cells, PV modules and polysilicon will involve the use of materials that are hazardous to human health and the environment, the storage, handling and disposal of which will be subject to government regulation.

Any significant and prolonged disruption of our operations in Hawaii could result in production delays that would reduce our revenue.

All of our operations are currently located in Hawaii, which is subject to the potential risk of earthquakes, hurricanes, tsunamis, floods and other natural disasters. The occurrence of an earthquake, hurricane, tsunami, flood or other natural disaster at or near our facility in Hawaii could result in damage, power outages and other disruptions that would interfere with our ability to conduct our business, including impairing our ability to develop and manufacture our fuel cell products. Any significant and prolonged disruption resulting from these events would cause delays in the manufacture and shipment of our fuel cell products.

Most of the materials we use must be delivered via air or sea, and some of the equipment used in our production process can only be delivered via sea. Hawaii has a large union presence and has historically experienced labor disputes, including dockworker strikes that have prevented or delayed cargo shipments. Any future dispute that delays shipments via air or sea could prevent us from manufacturing or delivering our fuel cell products in time to meet our customers’ requirements, or might require us to seek alternative and more expensive freight forwarders or contract manufacturers, which could increase our expenses.

We have significant international activities and customers that subject us to additional business risks, including increased logistical complexity and regulatory requirements, which could result in a decline in our revenue.

Sales to companies in Japan accounted for substantially all of our revenue in fiscal 2006, 2005 and 2004. We anticipate that international sales will continue to account for a significant percentage of our revenue. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

All of our contracts are denominated in U.S. dollars. Therefore, increases in the exchange rate of the U.S. dollar to foreign currencies will cause our products to become relatively more expensive to customers in those countries, which could lead to a reduction in sales or profitability in some cases.

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile and since our initial public offering on August 5, 2005 to June 19, 2006, our stock has traded in the range of $2.86 to $13.43 per share. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•	variations in our financial results or those of our competitors and our customers;

•	announcements by us, our competitors and our customers of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•	failure to meet the expectations of securities analysts or investors with respect to our financial results;

•	our ability to develop and market new and enhanced products on a timely basis;

•	litigation;

•	changes in our management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	future sales of our common stock by us and future sales of our common stock by our officers, directors and affiliates;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We own approximately 2.2 acres of land in Kapolei, Hawaii and constructed a building of approximately 14,000 square feet of combined office, research and development, and manufacturing space on a portion of that land. In August 2005, we completed the move of our operations to our new facility and in February 2006 completed a buyout of the operating lease in Honolulu, Hawaii where we were previously headquartered.

Item 3.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. In March 2006, the United States Environmental Protection Agency, or EPA, notified us of the EPA’s intent to bring an administrative action against for alleged violations of the Resource Conservation and Recovery Act, or RCRA, based on findings made by the EPA during an inspection of our Honolulu, Hawaii facility in November 2004. In April 2006, we began settlement discussions with the EPA, and, based on these discussions, we recorded a liability of approximately $17,000. In June 2006, we agreed in principle to settle this dispute for an aggregate cash payment of approximately $14,000. Final settlement is pending the official agreement from EPA, and entry of an order by EPA administrative judge. However, there can be no assurance that we will settle this matter for this amount, if at all.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on The NASDAQ National Market, or NASDAQ, under the symbol “HOKU” since August 5, 2005. The closing high and low sales prices of our common stock, as reported by the NASDAQ, for the quarters indicated are as follows:

	Sales prices
	High	Low
Fiscal year ended March 31, 2006
1st Quarter	NA	NA
2nd Quarter (from August 5, 2005)	$12.80	$5.36
3rd Quarter	$12.65	$7.50
4th Quarter	$10.50	$5.84

As of May 1, 2006, there were 40 stockholders of record of our common stock. Such number does not include beneficial owners holding shares through nominee names.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain any future earnings to finance the growth and development of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results and capital requirements, any contractual restrictions and other factors that our board of directors deems relevant.

Unregistered Sales of Equity Securities

From April 1, 2005 through March 31, 2006, we sold and issued the following unregistered securities:

1.	From April 1, 2005 through March 31, 2006, we granted options to purchase an aggregate of 26,667 shares of our common stock, at an average exercise price of $6.00 per share, to our employees pursuant to our 2002 Stock Plan. During this period, options to purchase an aggregate of 29,999 shares of our common stock related to our 2002 Stock Plan were cancelled without being exercised. Also during this period, 3,333 options were exercised under our 2002 Stock Plan and 2005 Equity Incentive Plan.

2.	From April 1, 2005 through March 31, 2006, warrants to purchase 183,332 shares of our common stock were exercised by three accredited investors for an aggregate purchase price of $21,250.

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

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-124423), that was declared effective by the Securities and Exchange Commission on August 5, 2005. We registered 4,830,000 shares of our common stock with a proposed maximum aggregate offering price of $43.5 million, of which we sold 3,683,200 shares at $6.00 per share and an aggregate offering price of $22.1 million. The offering was completed after the sale of 3,683,200 shares. Piper Jaffray & Co. was the book-running managing underwriter of our initial public offering and SG Cowen & Co., LLC and Thomas Weisel Partners LLC, acted as co-managers. Of this amount, $1.5 million was paid in underwriting discounts and commissions, and an additional $2.0 million of expenses were incurred, of which $1.7 million and $317,000 were incurred during the fiscal years ended March 31, 2006 and 2005, respectively. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. As of March 31, 2006, we had applied the aggregate net proceeds of $18.6 million from our initial public offering as follows:

•	approximately $4.6 million was used for the construction and build-out of our combined office, research and development and manufacturing facility and the purchase of production equipment;

•	approximately $4.4 million was used for working capital and

•	the remainder of the net proceeds from the offering, approximately $9.6 million, remain invested in short-term investments accounts.

The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates other than payments to officers for salaries and bonuses in the ordinary course of business.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations data for the fiscal years ended March 31, 2006, March 31, 2005 and March 31, 2004 and the balance sheet data as of March 31, 2006 and March 31, 2005 have been derived from and should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal year ended March 31, 2003 and inception to March 31, 2002 and the balance sheet data as of March 31, 2004, March 31, 2003 and March 31, 2002 is derived from audited financial statements and the notes thereto which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Fiscal Year Ended March 31,				March 23, 2001 (Inception) to March 31, 2002
	2006	2005	2004	2003
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenue:
Service and license revenue	$5,505	$2,933	$55	$20	$—
Government grant revenue	—	—	—	125	—

Total revenue	5,505	2,933	55	145	—
Cost of revenue:
Cost of service and license revenue(1)	954	458	3	—	—
Cost of government grant revenue	—	—	—	84	—

Total cost of revenue	954	458	3	84	—
Gross margin	4,551	2,475	52	61	—

Operating expenses:
Selling, general and administrative(1)	2,743	2,132	2,009	2,235	69
Research and development(1)	1,326	1,419	1,074	733	13

Total operating expenses	4,069	3,551	3,083	2,968	82

Income (loss) from operations	482	(1,076)	(3,031)	(2,907)	(82)
Interest and other income	594	98	15	6	—

Income (loss) before income tax benefit	1,076	(978)	(3,016)	(2,901)	(82)
Income tax benefit	(268)	(250)	(151)	(70)	—

Net income (loss)	$1,344	$(728)	$(2,865)	$(2,831)	$(82)

Basic net income (loss) per share	$0.10	$(0.13)	$(0.72)	$(0.92)	$(0.01)

Diluted net income (loss) per share	$0.09	$(0.13)	$(0.72)	$(0.92)	$(0.01)

Shares used in computing basic net income (loss) per share	13,033,263	5,474,499	3,965,626	3,076,943	6,172,777

Shares used in computing diluted net income (loss) per share	15,257,734	5,474,499	3,965,626	3,076,943	6,172,777

________
(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$38	$24	$—	$—	$—
Selling, general and administrative	872	979	1,113	1,860	—
Research and development	146	261	212	327	—

Total	$1,056	$1,264	$1,325	$2,187	$—

	As of March 31,
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$22,688	$4,159	$3,201	$766	$61
Working capital	21,036	3,688	2,525	762	26
Total assets	32,083	10,782	4,137	969	90
Long-term obligations	—	5	15	93	—
Total stockholders’ equity	27,392	6,232	3,056	785	26

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Hoku Scientific is a materials science company focused on clean energy technologies. We have historically focused our efforts on the design and development of fuel cell technologies, including our Hoku MEAs and Hoku Membranes. In May 2006, we announced our plans to form an integrated photovoltaic, or PV, module business, and our plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, to complement our fuel cell business. We currently intend to reorganize our business into three business units: Hoku Fuel Cells, Hoku Solar and Hoku Materials.

Hoku Fuel Cells. We intend to operate our fuel cell business under the name Hoku Fuel Cells, which will continue to develop and manufacture membrane electrode assemblies, or Hoku MEA, and membranes for proton exchange membrane, or PEM fuel cells powered by hydrogen. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and we have not sold any products commercially.

Hoku Solar. Our new PV business, Hoku Solar, initially plans to have annual production capacity of 30 megawatts, or MW, of PV modules. Our plan is to include PV cell manufacturing with a PV module assembly line to form an integrated PV module business. We anticipate the availability of PV modules beginning in the second half of calendar year 2007.

Hoku Materials. To ensure an adequate supply of polysilicon for Hoku Solar’s cells and modules, we intend to form Hoku Materials to manufacture this key material for consumption by Hoku Solar and for sale to the larger solar and integrated circuit markets. We are initially planning for production capacity of 1,500 metric tons of polysilicon per year. We anticipate the availability of polysilicon beginning in the second half of calendar year 2008.

We were incorporated in Hawaii in March 2001, were reincorporated in Delaware in December 2004 and have a limited operating history. Our headquarters are in Kapolei, Hawaii. We had net income for the fiscal year ended March 31, 2006; however, we previously incurred net losses in each other fiscal year since our inception.

Financial Operations Review

Revenue

To date, we have derived substantially all of our revenue from Sanyo Electric Co., Ltd., or Sanyo, and Nissan Motor Co., Ltd., or Nissan, through contracts related to testing and engineering services. We have pursued engineering service contracts in order to strategically fund integration of our technology into our customers’ products. We anticipate our revenue in fiscal 2007 to be principally comprised of service and license revenue from Nissan and the U.S. Navy. Revenue under our service contracts are recognized based on the last deliverable as the contracts contain multiple elements. Revenue under our license contracts is recognized upon shipment of the associated licensed products.

Sanyo Electric Co., Ltd.. In March 2003, we entered into a contract with Sanyo to jointly develop a MEA assembly process using our Hoku Membranes for integration into Sanyo’s stationary fuel cell systems. The contract also granted Sanyo a license to our MEA assembly process to produce any non-Hoku MEA provided that Sanyo utilizes Hoku Membranes in its non-Hoku MEA. The term of the contract ends in September 2009, but will automatically renew for an additional five years unless we and Sanyo agree not to renew it. We have satisfied all of the performance milestones under the contract for which Sanyo has paid us a total of $2.5 million that was recognized as service and license revenue in fiscal 2005. In fiscal 2006, we recognized $2,000 under the license agreement granted to Sanyo pursuant to the contract for product deliveries. In addition, in June 2003, Sanyo purchased 333,333 shares of our Series B preferred stock at $3.00 per share which automatically converted to common stock upon the completion of our initial public offering in August 2005.

In December 2005, we entered into a material transfer and collaborative testing agreement with Sanyo, or the Testing Agreement, to allow Sanyo to conduct additional testing of newer versions of our Hoku Membrane and Hoku MEA products. We also agreed to collaborate with Sanyo on the testing of these products. In February 2006, pursuant to the Testing Agreement, Sanyo paid us a service and license fee of $260,000 for our collaboration work, which does not include the cost of our products to be ordered by Sanyo for testing which will be invoiced separately. Revenue will be recognized ratably over the duration of the contract as engineering services are rendered, and for product deliveries also ratably from the delivery date to the expected completion of the engineering services pursuant to the contract, which is July 31, 2006. As of March 31, 2006, we had recognized $111,000 as revenue with the remaining $149,000 recorded as deferred revenue.

The Testing Agreement allows Sanyo to evaluate newer versions of our membrane and MEA products that have been developed since completion of the collaboration portion of the previous contract, and provides us with additional funding for our collaboration with Sanyo on this testing. No rights or licenses to our products are being granted to Sanyo as a result of this Testing Agreement, and this Testing Agreement does not alter or amend any of the rights and licenses agreed to in our previous agreement with Sanyo.

We expect that our Testing Agreement with Sanyo, which ends in July 2006, will be our final engineering service contract with Sanyo for the foreseeable future. As a result, it is likely that we will not receive any meaningful revenue from Sanyo unless or until we begin selling to Sanyo commercial quantities of our Hoku Membrane or Hoku MEA products. We cannot predict when such sales will occur, if at all.

Nissan Motor Co., Ltd . In March 2004, we entered into a testing and evaluation contract with Nissan under which we were paid $100,000. This contract was amended in May 2004 to provide for additional testing and ended in September 2004 upon completion of the testing.

In September 2004, we entered into two contracts with Nissan, an engineering contract to customize our Hoku MEAs for integration into Nissan’s automotive fuel cells and a membrane and MEA purchase contract. In connection with executing the engineering contract, Nissan paid us $400,000. The engineering contract ended in accordance with its terms in March 2005. Under the purchase contract, we also agreed to deliver our Hoku MEAs and Hoku Membranes to Nissan in exchange for $1.3 million. This contract was scheduled to expire in March 2005. However, we verbally modified the contract and delivered the remaining Hoku MEAs and Hoku Membranes on a purchase order basis with the last delivery made in December 2005. We recognized revenue of $1.4 million and $327,000 during the fiscal years ended March 31, 2006 and 2005, respectively, under these contracts.

In March 2005, we entered into a collaboration contract with Nissan to develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. Under the collaboration contract, Nissan was obligated to pay us $2.8 million upon execution of the contract which was recorded as deferred revenue as of March 31, 2005. We received payment from Nissan in May 2005. Revenue was recognized ratably over the duration of the contract as the engineering services were rendered and for product deliveries also ratably from the delivery date to the expected completion of the engineering services pursuant to the collaboration contract, which was December 31, 2005. Nissan was obligated to pay us an additional $240,000 upon verification from Nissan that all engineering services had been received. In January 2006, Nissan verified that all engineering services had been completed under the collaboration agreement and $240,000 was recognized as revenue. We received payment from Nissan in March 2006.

Under the collaboration contract, we granted Nissan a license to the final MEA product and the final MEA product assembly process, so that Nissan can manufacture the final MEA product developed under this contract using our processes and incorporating Hoku Membranes purchased from us. We retain all intellectual property related to the Hoku Membranes, Hoku MEAs and the final MEA product assembly process developed under this collaboration contract.

In January 2006, we entered into a Step 3 Collaboration contract with Nissan, or Step 3 Contract, to further develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. We will provide work pursuant to the Step 3 Contract between January 1, 2006 and September 30, 2006. Under the Step 3 Contract, Nissan was obligated to pay us $2.7 million upon execution of the contract and an additional $240,000 on July 31, 2006 for the work we perform. Nissan paid us $2.7 million in March 2006. The payments above do not include the cost of our products to be ordered by Nissan for testing that will be invoiced separately. Revenue was recognized ratably over the duration of the contract as engineering services were rendered, and for product deliveries also ratably from the delivery date to the expected completion of the engineering services pursuant to the Step 3 Contract, which is September 30, 2006. During the fiscal year ended March 31, 2006, we recognized $983,000 as revenue and recorded $1.7 million as deferred revenue as of March 31, 2006.

Under the Step 3 Contract, we granted Nissan a non-exclusive license to the final MEA product and the final MEA product assembly process developed by Hoku to enable Nissan to manufacture MEA products using our processes and incorporating Hoku Membranes. We retain title to our Hoku Membranes, Hoku MEAs and the final MEA product assembly process developed under this agreement. We also agreed not to sell separately any of our products incorporated into our Hoku MEAs to any automotive company for any commercial purpose, other than testing and evaluation of these products, until September 30, 2006. There are no such restrictions on our ability to sell our Hoku MEAs to automotive companies other than the Hoku MEA we are presently developing with Nissan. Nissan has no obligation under the Step 3 Contract to sell or promote our products.

Nissan may terminate our Step 3 Contract if we materially breach the contract without curing the breach within 30 days, or if we are insolvent or petition in bankruptcy. A failure to achieve technical milestones is not a material breach under the contract. Nissan could declare us in material breach of the Step 3 Contract if we fail to manufacture and deliver our products to Nissan, if we violate the confidentiality provisions of the contract or if we materially breach any other covenant deemed material to our obligations under the contract. If Nissan terminates the Step 3 Contract for any of these reasons, we are required to grant Nissan a license to the final MEA product under the contract, which may only be used by Nissan to make this product and to use our product assembly process to manufacture products incorporating Hoku Membranes.

We expect that our Step 3 Contract with Nissan, which ends in September 2006, will be our final engineering service contract with Nissan for the foreseeable future. As a result, it is likely that we will not receive any meaningful revenue from Nissan unless or until we begin selling to Nissan commercial quantities of our Hoku Membrane or Hoku MEA products. We cannot predict when such sales will occur, if at all.

U.S. Navy - Naval Air Warfare Center Weapons Division. In March 2005, we were awarded a contract with the U.S. Navy to develop and demonstrate a PEM fuel cell power plant prototype that incorporates our Hoku MEAs within IdaTech, LLC, or IdaTech, fuel cell stacks and integrated fuel cell systems. IdaTech is a subsidiary of IDACORP, Inc., a publicly-traded energy and technology holding company. Under the contract, the U.S. Navy agreed to pay us up to an aggregate of $2.1 million if and when we complete specified testing and performance milestones, as described below. As of March 31, 2006, we had completed all seven milestones including the construction and testing of a prototype.

The U.S. Navy agreed on September 30, 2005 that when we completed the seven milestones under the contract, the last three of which were completed in December 2005, it would proceed with both of its options. The first option is to manufacture 11 fuel cell power plants for which the U.S. Navy has agreed to pay us a total of $1.1 million in installments as each fuel cell power plant is completed. The second is to have us operate and maintain 10 of the 11 fuel cell power plants manufactured under the first option for a period of 12 months at a U.S. Navy facility, for which the U.S. Navy has agreed to pay us a total of $1.4 million in monthly installments beginning at the time each of the 10 fuel cell power plants are placed into service. The initial contract and the two options that the U.S. Navy have exercised will be accounted for as a single unit of accounting, with revenue recognition to occur in monthly installments at the time each of the 10 fuel cell power plants are placed into service over the period of the second option. Since the fuel cell power plants have not been placed in service, the $2.1 million is classified as deferred revenue as of March 31, 2006.

As of June 2006, the U.S. Navy has officially accepted the first 5 of the 10 fuel cell power plants incorporating our Hoku MEA that will be used as part of the demonstration. Also, in June 2006, the demonstration site selection, preparation and logistics for the second option were finalized with the U.S. Navy, and we began the demonstration of 2 power plants. We expect to complete the installation and commence the demonstration of all 8 of the additional fuel cell power plants for the U.S. Navy by September 2006.

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

On March 2, 2006, we entered into an Amendment of Solicitation/Modification of Contract with the U.S. Navy pursuant to which the U.S. Navy has extended the delivery date of its two options from March 2006 to September 2006 and March 2007 to September 2007 for options one and two, respectively. In addition, the total cost of the contract was decreased by $8,000. The change was primarily due to a delay in finalizing the demonstration site selection, preparation and logistics for the second option with the U.S. Navy.

We retain all intellectual property related to our Hoku Membranes and Hoku MEAs. We retain the rights to any invention that is conceived while performing the work under this contract; however, the U.S. Government has a non-exclusive, non-transferable, irrevocable, paid-up license to use the invention throughout the world. This contract is ongoing, but the U.S. Navy may terminate the contract, in whole or in part, if it is determined that the termination is in the U.S. Government’s interest.

IdaTech, LLC. In April 2005, we entered into a subcontract with IdaTech to specify the work that IdaTech will perform in connection with our prime contract with the U.S. Navy. We selected IdaTech based upon its focus on stationary applications, integrated fuel processor technology and experience in developing and demonstrating fuel cell technologies for the U.S. Department of Defense. Under the subcontract, IdaTech agreed to provide the necessary personnel, facilities, equipment, materials, data, supplies and services to integrate our Hoku MEAs within IdaTech’s fuel cell stacks and integrated fuel cell systems. We have agreed to pay IdaTech $380,000 in installments upon completion of certain phases outlined in this contract. The contract was extended when the U.S. Navy exercised the options described above. In accordance with the contract extension, we agreed to pay IdaTech $473,000 to purchase an additional 11 fuel cell power plants. We have also agreed to pay IdaTech $125,000, because the U.S. Navy exercised its option to have us operate and maintain 10 fuel cell power plants. This contract will terminate if our contract with the U.S. Navy terminates, in which case we are required to pay IdaTech for costs incurred up to the date of termination.

On March 7, 2006, we entered into Amendment No. 1 to our agreement with IdaTech pursuant to which the statement of work in our subcontract with IdaTech was revised to allow us to complete the assembly of the IdaTech fuel cell stack, and the final integration of the stack into the IdaTech fuel cell system at our facility in Kapolei, Hawaii. In addition, the schedule of deliverables was amended to provide for the delay in commencement of the U.S. Navy demonstration described above, and the total cost of the subcontract was reduced by $10,000.

Additional Customers. We are performing test, evaluation and/or development work with a total of eleven customers including Sanyo, Nissan and the U.S. Navy, which includes IdaTech. The eight additional customers have purchased our Hoku Membrane and/or Hoku MEAs for testing and evaluation. We are actively continuing discussions with a twelfth original equipment manufacturer that previously tested earlier versions of Hoku Membranes and Hoku MEAs regarding future testing of newer versions of these products. We have not disclosed the names of these customers; however, these customers are focused on building stacks and systems for automotive and/or stationary fuel cell applications. We now have product testing relationships with customers in the United States, Canada, Japan, Korea and Germany.

Cost of Revenue

Our cost of revenue consists primarily of employee compensation, including stock-based compensation, and supplies and materials. In fiscal 2006, we began allocating overhead to our cost of revenue. Such costs were immaterial in all prior fiscal years. We expect our cost of revenue to increase on an absolute basis as our product manufacturing activities and revenue increase.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of employee compensation, including stock-based compensation for executive, sales and marketing, finance and administrative personnel. Other significant costs include insurance costs and professional fees for accounting, legal and consulting services. We expect our selling, general and administrative expenses to increase significantly due to increased staffing and the costs associated with operating as a publicly traded company. In addition, we expect our selling, general and administrative expenses to increase by a significant factor as a result of our planned entry into the PV module and polysilicon markets.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including stock-based compensation, for research and development personnel. Other significant costs include facility costs, the cost of supplies and materials and depreciation. We expense research and development expenses as they are incurred. We expect our research and development expenses to increase significantly as we enhance our current products, research new products and hire additional employees. In addition, we expect to invest in the research and development of new solar products, which will result in a significant increase in our research and development expenses in the future.

Results of Operations

Fiscal Year 2006 vs. Fiscal Year 2005

Revenue. Revenue was $5.5 million for fiscal 2006 compared to $2.9 million for fiscal 2005. The increase of $2.6 million in fiscal 2006 was primarily due to the recognition of service and license revenue from Nissan of $5.4 million compared to $427,000 in the same period in fiscal 2005. The increase was offset by the decrease in the recognition of service and license revenue from Sanyo of $113,000 for fiscal 2006 compared to $2.5 million in fiscal 2005.

Cost of Revenue. Cost of revenue was $954,000 for fiscal 2006 compared to $458,000 for fiscal 2005. The increase of $496,000 was due to increased costs related to our contracts with Nissan. The costs associated with the contracts consisted of manufacturing expenses, including employee compensation which includes stock-based compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.7 million for fiscal 2006 compared to $2.1 million for fiscal 2005. The increase of $600,000 was primarily due to additional payroll expense and stock-based compensation to the executive officers in accordance with the Calendar Year 2005 Executive Incentive Compensation Plan and the hiring of financial personnel of $1.1 million. In addition, there were increases to insurance premiums of $258,000, professional fees consisting principally of accounting, legal, consulting and other service fees of $258,000, and costs associated with the write-off of leasehold improvements and lease buyout associated with our former facility in Honolulu, Hawaii of $134,000 in the aggregate. The increase was offset by a reduction in stock-based compensation of $602,000 related to the officers’ common stock that was subject to our repurchase right. The increase was further offset by $443,000 related to the redeployment of personnel (e.g. payroll related costs) and the application of other direct and indirect charges previously captured in selling, general and administrative expenses prior to establishment of contracts, to existing customer contracts which have been recorded in costs of uncompleted contracts or cost of service and license revenue. The remaining difference is due to various decreases in selling, general and administrative expenses including a $37,000 decrease for loan expenses.

Research and Development Expenses. Research and development expenses were $1.3 million for fiscal 2006 compared to $1.4 million for fiscal 2005. The decrease of $100,000 was primarily due to $568,000 related to the redeployment of personnel (e.g. payroll related costs), supplies and other costs, which were previously captured in research and development expenses prior to establishment of contracts to existing customer contracts that have been recorded in costs of uncompleted contracts or cost of service and license revenue, and by a reduction in stock-based compensation of $214,000 related to the officers’ common stock that was subject to our repurchase right. The decrease was offset by the write-off of leasehold improvements and the lease buyout associated with our former facility in Honolulu, Hawaii of $423,000 in the aggregate. The decrease was further offset by additional payroll expense and stock-based compensation to an executive officer in accordance with the Calendar Year 2005 Executive Incentive Compensation Plan and hiring of research and development personnel of $315,000. The remaining difference is due to various decreases in research and development expenses.

Interest and Other Income. Interest and other income was $594,000 for fiscal 2006 compared to $98,000 for fiscal 2005. The increase of $496,000 was primarily due to higher cash equivalent and short-term investment balances and, to a lesser extent, higher interest rates earned on short-term investments.

Fiscal Year 2005 vs. Fiscal Year 2004

Revenue. Revenue was $2.9 million for fiscal 2005 compared to $55,000 for fiscal 2004. The increase of $2.8 million was primarily due to the completion of service contracts with Sanyo and Nissan for $2.5 million and $177,000, respectively. In fiscal 2005, we also recognized $256,000 in service and license revenue, substantially all of which came from product licenses to Nissan.

Cost of Revenue. Cost of revenue was $458,000 for fiscal 2005 compared to $3,000 for fiscal 2004. The increase of $455,000 was primarily due to the costs related to service and license contracts with Sanyo and Nissan.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.1 million for fiscal 2005 compared to $2.0 million for fiscal 2004. The $100,000 increase was primarily due to an increase in compensation expense of $69,000 as we raised salaries and added finance and administrative personnel, higher professional fees of $58,000 related to patent protection, higher bank charges of $37,000 related to a credit facility application fee and higher facility costs of $19,000. These costs were offset by a decrease in stock-based compensation expense of $134,000.

Research and Development Expenses. Research and development expenses were $1.4 million for fiscal 2005 compared to $1.1 million for the same period in 2004. The increase of $300,000 was primarily due to an increase in compensation expense of $124,000 as we added research and development personnel, an increase in facility and depreciation expenses of $94,000 as we expanded our operations, higher stock-based compensation expense of $49,000, and increased material and supply costs of $47,000.

Interest and Other Income. Interest and other income was $98,000 for fiscal 2005 compared to $15,000 for fiscal 2004. The increase of $83,000 was primarily due to higher cash equivalent and short-term investment balances and, to a lesser extent, higher interest rates earned on short-term investments.

Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, which establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS No. 109, we recognize federal and state current tax liabilities or assets based on our estimate of taxes payable to or refundable by each tax jurisdiction in the current fiscal year. After considering the estimated book to tax differences, utilization of net operating loss carryforwards and available credits for the year ended March 31, 2006, we recorded an income tax benefit of $268,000 for fiscal year ended March 31, 2006.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities at the tax rates we expect to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. Our ultimate realization of deferred tax assets depends upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the best available objective evidence, it is more likely than not that our remaining net deferred tax assets will not be realized. Accordingly, we continue to provide a valuation allowance against our net deferred tax assets as of March 31, 2006.

As of March 31, 2006, total deferred tax assets were principally comprised of deferred revenue which was primarily comprised of $710,000 for the completion of the seven milestones specified under the U.S. Navy contract and deferred tax liabilities comprised of costs of uncompleted contracts of $771,000 related to the U.S. Navy contract. Any net operating loss carryforwards that have not been utilized will begin to expire in the fiscal year ending March 31, 2024. Further, the utilization of the net operating loss carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in our ownership structure. Annual limitations might result in the expiration of net operating loss carryforwards prior to utilization.

During fiscal 2006, 2005 and 2004, we qualified as a “Hawaii Qualified High Technology Business,” which provides certain tax credits to us for qualified research and experimentation, or R&E costs. We estimated Hawaii R&E tax credits in the amount of approximately $286,000, $257,000 and $155,000 during the fiscal years ended March 31, 2006, 2005 and 2004, respectively. As our business transitions from research and experimentation to commercial production, we will no longer qualify for additional tax credits through this program.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosures relating to our critical accounting policies and estimates in this report. Actual results may differ from these estimates.

While our significant accounting policies are more fully described in note 1 to notes to financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies and estimates are critical to a full understanding and evaluation of our reported financial results.

Revenue Recognition. We recognize revenue under Staff Accounting Bulletin No. 104, Revenue Recognition, when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectibility of the arrangement fee is reasonably assured.

We have entered into multiple-element arrangements that include testing and engineering services and license rights for our customers to perform their own testing and evaluation of our Hoku MEAs and Hoku Membranes. Historically, these arrangements have called for an upfront payment of a portion of the arrangement fee with remaining payments due over the service periods and/or as the Hoku MEAs and Hoku Membranes are delivered over the license period. We account for these arrangements as a single unit of accounting in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, because we have not established fair values for the undelivered elements. Therefore, the engineering and testing revenue has been combined with the Hoku MEA and Hoku Membrane revenue to form a single unit of accounting for purposes of revenue recognition. Revenue is recognized ratably over the term of the arrangement or the expected period of performance in compliance with the specific arrangement terms.

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

In accordance with the Calendar Year 2005 Executive Incentive Compensation Plan, or the 2005 Plan, the independent members of our board of directors, or independent members, determined that each executive officer would receive additional compensation equal to 120% of that executive officer’s annual base salary as of July 8, 2005. In December 2005, the independent members determined that 80% was to be allocated to cash and 20% was to be allocated to a fully-vested stock award. In December 2005, we recorded a stock-based compensation expense of $118,000, which represents the cash value of the stock awards issued to the executive officers. We recorded total stock-based compensation expense, which includes expenses related to common stock subject to repurchase and the 2005 Plan stock award of $1.1 million and $1.3 million for fiscal 2006 and 2005, respectively.

We expect to incur an aggregate of $2.1 million of future stock-based compensation expense associated with unvested stock options outstanding as of March 31, 2006 through fiscal 2011 as set forth in the table below. We expect that some of the amounts noted below will be included as costs of delivering our products and services and as such, will be deferred and recognized as cost of revenue in conjunction with the recognition of revenue.

Twelve Months Ending March 31,
2007	2008	2009	2010	2011	Total
(in thousands)
$692	$643	$419	$285	$16	$2,055

We expect our stock-based compensation expense from stock options to increase as we expand our operations and hire new employees. These expenses will increase our overall expenses and may increase our losses for the foreseeable future. As stock-based compensation is a non-cash expense, it will not have any effect upon our liquidity or capital resources.

Accounting for Costs Associated with Exit or Disposal Activities. As of September 30, 2005, in accordance with Statement of Financial Accounting Standards No. 146, or SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we recorded a $56,000 liability for lease termination costs associated with our Honolulu lease, the location of our former headquarters. The liability was determined based upon the amount of the remaining lease payments less the amount that could reasonably be obtained through subleasing the property. We expected this liability to be satisfied during the quarter ended December 31, 2005, however, we were not able to find a suitable sublessee. As a result, we recorded an additional liability of $241,000 as of December 31, 2005. The additional liability was based on the expected cost to buyout the lease. In February 2006, we exercised our lease buyout option and incurred an additional $18,000 as part of the buyout. In fiscal 2006, we recorded an aggregate of $315,000 as lease termination costs associated with the lease. As of March 31, 2006, we have no further obligations as it relates to this operating lease.

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

Liquidity and Capital Resources

We had net income for the fiscal year ended March 31, 2006; however, we previously incurred net losses in each other fiscal year since our inception. As of March 31, 2006, we had an accumulated deficit of $5.2 million. Fluctuations in quarterly revenue are expected to continue in future periods due to uncertainty regarding the level and the timing of revenue from customer contracts and achievement of contract milestones. In addition, we expect that we will need to increase our efforts in supporting our new contracts, in developing our next generation products and in growing our customer base. In addition, we will need to raise approximately $250 million to successfully complete our planned construction of PV modules and polysilicon manufacturing facilities. The result is that we expect our costs to increase significantly, which may result in further losses on a quarterly or annual basis. Through July 2005, we funded our operations principally from private placements of equity securities, raising aggregate gross proceeds of $7.8 million, and cash payments from our customers for testing and engineering services and delivery of products for test and evaluation. In August 2005, we issued 3,500,000 shares of common stock at $6.00 per share upon the closing of our initial public offering raising approximately $17.6 million, net of underwriting discounts and commissions and initial public offering costs. In September 2005, the underwriters exercised their over-allotment option to purchase an additional 183,200 shares of common stock at the public offering price of $6.00 per share raising $1.0 million, net of underwriting discounts and commissions and offering costs.

Net Cash Provided By (Used In) Operating Activities. Net cash provided by operating activities was $4.5 million and $301,000 in fiscal 2006 and 2005, respectively, and the net cash used by operating activities in fiscal 2004 was $766,000. The net cash provided by operating activities in fiscal 2006 primarily reflected the net income and non-cash stock-based compensation. The net cash provided by operating activities in fiscal 2005 primarily reflected the net loss offset by non-cash stock-based compensation. In addition, accounts receivables recorded in fiscal 2005 were received in fiscal 2006 and there was a significant increase in costs of uncompleted contracts primarily related to the U.S. Navy in fiscal 2006. The net cash used in operating activities in fiscal 2004 primarily reflected the net loss offset by non-cash stock-based compensation.

Net Cash Used In Investing Activities. Net cash used in investing activities was $25.5 million, $1.2 million and $2.1 million in fiscal 2006, 2005 and 2004, respectively. Net cash used in investing activities in fiscal 2006 was primarily related to purchases of short-term investments and the addition of property and equipment, including $4.6 million for the construction and build-out of a combined office, research and development and manufacturing facility. Net cash used in investing activities in fiscal 2005 was primarily related to the purchase of property and equipment, including $1.4 million to purchase property upon which we built our combined office, research and development and manufacturing facility. Net cash used in investing activities in fiscal 2004 was primarily related to purchases of short-term investments.

Net Cash Provided By Financing Activities. Net cash provided by financing activities was $18.6 million, $2.5 million and $3.7 million in fiscal 2006, 2005 and 2004, respectively. The net cash provided by financing activities was primarily related to proceeds received from the initial public offering in fiscal 2006 and attributable to our issuances of preferred stock in fiscal 2005 and 2004.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of March 31, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Operating lease obligations	$119	$117	$2	$—	$—

The table above reflects only payment obligations that are fixed and determinable. Our operating lease obligations primarily relate to the lease of testing equipment.

We own approximately 2.2 acres of land in Kapolei, Hawaii and in August 2005, we completed the move of our operations to a new approximately 14,000 square foot facility of combined office, research and development, and manufacturing space on a portion of that land. As of March 31, 2006, we have incurred $4.6 million of costs to build the facility and purchase production equipment, and we estimate that we will incur an additional $1.4 million in related costs.

In February 2006, we exercised a lease buyout that was offered to us in December 2005 for our lease of an approximately 7,000 square feet of office and research and development space in Honolulu, Hawaii where we were previously headquartered. We recorded a liability of $56,000 and $241,000 in September 2005 and December 2005, respectively, based on our expected cost to buy out the lease. We incurred an additional $18,000 in expenses upon exercising the lease buyout option in February 2006. As of March 31, 2006, we have no further obligations as it relates to this operating lease.

Credit Facility

In June 2005, we entered into a secured $3.5 million credit facility with a bank to finance, in part, the construction of our combined office, research and development and manufacturing facility in Kapolei. The loans under this credit facility bear interest at a rate of 5.3% and are secured by our assets. The loans are repayable on a monthly basis through June 2008 with a balloon payment at the end of the term. The credit facility provides for certain restrictive covenants and indemnification provisions, including the requirement to maintain specified cash balances with the bank. In March 2006, we terminated the credit facility with the bank as we did not need additional funding for the construction of our facility. We did not draw against the credit facility and as a result were not subject to any restrictive covenants.

Solar and Polysilicon Facilities

In May 2006, we announced our intention to form an integrated PV module business to complement our fuel cell business. This planned expansion includes developing manufacturing capabilities and the eventual planned manufacture of polysilicon, PV cells and PV modules. To date, our business has solely been focused on the stationary and automotive fuel cell markets and we have no experience in the PV module and polysilicon businesses. In order to be successful we will need to devote substantial management time, resources and funds to this planned expansion. We are at an early planning stage of this expansion and at any point in time we may conclude that such expansion is not financially or technologically feasible and abandon our efforts to establish an integrated PV module business. Such abandonment after substantial investment of time and resources could harm our business. Even if successful, the diversion of management’s efforts, our resources and funds could harm our efforts to develop and commercialize our Hoku MEAs and Hoku Membranes.

Before we can even commence construction of our planned manufacturing facilities, we must successfully and timely accomplish the following:

•	raise approximately $250 million in cash through the issuance of debt, convertible debt, and/or equity securities, or from customer pre-payments for future purchases of PV module or polysilicon products;

•	license any intellectual property that may be required to manufacture polysilicon, PV cells and PV modules;

•	secure key supplier contracts for the materials required to manufacture polysilicon, PV cells and PV modules; and

•	identify a suitable location for our manufacturing operations that includes a low-cost source of electricity.

If we fail to successfully achieve any or all of the above objectives, we will be unable to commence construction of our planned manufacturing facilities and we may be forced to delay, alter or abandon our planned expansion. In addition, any delay in achieving these objectives may result in additional expense and increased diversion of management’s efforts from our fuel cell business, each of which would harm our business. Even if we achieve all of these objectives on a timely basis and complete the construction of a manufacturing facilities as currently planned, we may still be unsuccessful in developing, manufacturing and/or selling PV cells, PV modules and polysilicon for numerous reasons.

Operating Capital and Capital Expenditure Requirements

As we develop our products, expand our research and development team and corporate infrastructure, prepare for the increased production of our products and evaluate new markets to grow our business, we expect that our research and development and selling, general and administrative expenses will continue to increase and, as a result, we will need to generate significant revenue to maintain profitability.

We do not expect to generate significant revenue until we successfully manufacture and sell our products in high volume. We believe that our cash, cash equivalent and short-term investment balances, will be sufficient to meet the anticipated capital expenditures and cash requirements for our fuel cell business through at least the next 12 months; however, we expect that we will need to raise approximately $250 million to support the construction of our planned PV cell and module, and polysilicon manufacturing facilities. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain another credit facility. The sale of additional equity and convertible debt securities may result in additional dilution to our stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization and manufacturing activities, which could harm our business.

Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in the sections entitled “Risk Factors” and “Business - Forward-Looking Statements.”

Related Party Transactions

For a description of our related party transactions, see Part III, Item 13, “Certain Relationships and Related Transactions.”

Off-Balance Sheet Arrangements

We have never engaged in off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including auction instruments, corporate and government bonds and certificates of deposit. Our cash and cash equivalents and short-term investments as of March 31, 2006 were $22.7 million and were invested in government and corporate bonds and commercial paper. As all of our contracts are denominated in U.S. dollars, there is no associated currency risk.

Item 8.	Financial Statements and Supplementary Data

Our financial statements included in this Report beginning at page F-1 are incorporated in this Item 8 by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As an early stage private company, we have historically had limited accounting personnel and other resources with which to address internal controls and procedures. As a result, when our former independent registered public accounting firm audited our financial statements for the fiscal years ended March 31, 2003, 2004 and 2005, they identified in their report to our audit committee a “reportable condition,” which primarily related to the fact that we did not have the appropriate financial management and reporting infrastructure in place to accurately and properly record and provide comprehensive financial information in accordance with U.S. generally accepted accounting principles. As a result, a number of material audit adjustments to our financial statements were identified during the course of the audit. Had we at the time been a publicly-traded company, this “reportable condition” would have been characterized as a “material weakness” in internal controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

In order to address the reportable condition, we retained a controller on a part-time consulting basis in July 2005, who became a full-time employee in August 2005, and we documented our accounting policies and financial reporting procedures. However, we believe we continue to remediate the reportable condition. When our independent registered public accounting firm audited our financial statements for the fiscal year ended March 31, 2006, they identified in their management letter to our Audit Committee “significant deficiencies” which primarily relate to issues that are similar to those that were in the “reportable condition” in the prior year. Our reporting obligations as a public company will continue to place a significant strain on our management, operational and financial resources and systems. If we fail to remedy our significant deficiencies or should we, or our independent registered public accounting firm, determine in future fiscal periods that we have additional significant deficiencies or a material weakness, we may fail to meet our reporting obligations as a public company, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed and the price of our common stock may decline.

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective, in that they provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Identification of Directors

Reference is made to the information regarding directors under the heading “Election of Directors” in our 2006 Proxy Statement, which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Expert

Reference is made to the information regarding directors under the heading “Report of the Audit Committee of the Board of Directors” in our 2006 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors under the heading “Proposal No. 1 - Election of Directors” in our 2006 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement, which information is hereby incorporated by reference.

Code of Ethics

Reference is made to the information under the heading “Code of Business Conduct and Ethics” in our 2006 Proxy Statement, which information is hereby incorporated by reference. The full text of our “Code of Business Conduct and Ethics” is published on our Internet website under the “Company Information” page at www.hokuscientific.com.

Item 11.	Executive Compensation

Reference is made to the information under the heading “Executive Compensation” in our 2006 Proxy Statement, which information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

Reference is made to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our 2006 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information under the heading “Compensation-Equity Compensation Plan Information” in our 2006 Proxy Statement, which information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

Reference is made to the information under the heading “Certain Transactions” in our 2006 Proxy Statement, which information is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Reference is made to the information under the heading “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm” in our 2006 Proxy Statement, which information is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statements Schedules

(a)(1) Financial Statements

The financial statements and notes are listed in the Index to Financial Statements on page F-1 of this Report.

(a)(2) Financial Statement Schedules

Financial statement schedules not filed herein have been omitted as they are not applicable or the required information or equivalent information has been included in the financial statements or the notes thereto.

(a)(3) Exhibits

See Exhibit Index attached hereto and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOKU SCIENTIFIC, INC.

By:	/s/ DUSTIN M. SHINDO
Dustin M. Shindo
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: June 29 , 2006

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dustin M. Shindo and Karl M. Taft III, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DUSTIN M. SHINDO Dustin M. Shindo	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	June 29, 2006

/s/ DARRYL S. NAKAMOTO Darryl S. Nakamoto	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	June 29, 2006

/s/ KARL M. TAFT III Karl M. Taft III	Chief Technology Officer and Director	June 29, 2006

/s/ KARL E. STAHLKOPF Karl E. Stahlkopf	Director	June 29, 2006

/s/ KENTON T. ELDRIDGE Kenton T. Eldridge	Director	June 29, 2006

/s/ PAUL K. YONAMINE Paul K. Yonamine	Director	June 29, 2006

HOKU SCIENTIFIC, INC.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm - Ernst & Young, LLP	F-2

Report of Independent Registered Public Accounting Firm - KPMG LLP	F-3

Balance Sheets as of March 31, 2006 and 2005	F-4

Statements of Operations for the fiscal years ended March 31, 2006, 2005 and 2004	F-5

Statements of Stockholders’ Equity and Comprehensive Loss for the fiscal years ended March 31, 2006, 2005, 2004, 2003 and March 23, 2001 (inception) to March 31, 2002	F-6

Statements of Cash Flows for the fiscal years ended March 31, 2006, 2005 and 2004	F-7

Notes to Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hoku Scientific, Inc.:

We have audited the accompanying balance sheet of Hoku Scientific, Inc. as of March 31, 2006, and the related statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Hoku Scientific, Inc. at March 31, 2005 and for the years ended March 31, 2004 and 2005, were audited by other auditors whose report dated April 18, 2005, except as to the first paragraph of note 5, which is as of July 2, 2005 and the second paragraph of note 7(b) and the sixth paragraph of note 7(d), which are as of July 12, 2005, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2006 financial statements referred to above present fairly, in all material respects, the financial position of Hoku Scientific, Inc. as of March 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG, LLP

Honolulu, Hawaii

June 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hoku Scientific, Inc.:

We have audited the accompanying balance sheet of Hoku Scientific, Inc. as of March 31, 2005, and the related statements of operations, stockholders’ equity and comprehensive loss and cash flows for each of the years in the two year period ended March 31, 2005. These financials statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hoku Scientific, Inc. as of March 31, 2005, and the results of its operations and its cash flows for each of the years in the two year period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii

April 18, 2005 except as to the first paragraph of note 5,

which is as of July 2, 2005 and the

second paragraph of note 7(b) and the sixth

paragraph of note 7(d), which are as of

July 12, 2005

HOKU SCIENTIFIC, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,
	2006	2005
Assets
Cash and cash equivalents	$166	$2,552
Short-term investments	22,522	1,607
Accounts receivable	250	3,572
Inventory	182	61
Costs of uncompleted contracts	2,029	261
Other current assets	578	180

Total current assets	25,727	8,233
Property, plant and equipment, net	6,355	2,218
Other assets	1	331

Total assets	$32,083	$10,782

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$495	$280
Deferred revenue	3,989	4,244
Current portion of capital lease obligation	—	9
Other current liabilities	207	12

Total current liabilities	4,691	4,545
Long-term portion of capital lease obligation	—	5

Total liabilities	4,691	4,550

Commitments and contingencies
Stockholders’ equity:
Convertible Series A preferred stock, no par value and $0.001 par value as of March 31, 2006 and 2005, respectively. Authorized no shares and 2,036,768 shares; issued and outstanding no shares and 2,036,658 shares as of March 31, 2006 and 2005; and aggregate liquidation preference of $0 as of March 31, 2006 and 2005, respectively	—	1,495
Convertible Series B preferred stock, no par value and $0.001 par value as of March 31, 2006 and 2005, respectively. Authorized no shares and 333,350 shares; issued and outstanding no shares and 333,333 shares as of March 31, 2006 and 2005; and aggregate liquidation preference of $0 as of March 31, 2006 and 2005, respectively	—	1,000
Convertible Series C preferred stock, no par value and $0.001 par value as of March 31, 2006 and 2005, respectively. Authorized no shares and 3,550,177 shares as of March 31, 2006 and 2005, respectively; issued and outstanding no shares and 3,549,997 shares as of March 31, 2006 and 2005, respectively; and aggregate liquidation preference of $0 and $5,325,000 as of March 31, 2006 and 2005, respectively	—	5,325
Common stock, $0.001par value as of March 31, 2006 and 2005. Authorized 100,000,000 and 18,667,600 shares as of March 31, 2006 and 2005, respectively; issued and outstanding 16,432,655 and 6,155,834 shares as of March 31, 2006 and 2005, respectively.	16	6
Additional paid-in capital	32,555	4,959
Accumulated deficit	(5,162)	(6,506)
Accumulated other comprehensive loss	(17)	(47)

Total stockholders’ equity	27,392	6,232

Total liabilities and stockholders’ equity	$32,083	$10,782

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC.

STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Fiscal Year Ended March 31,
	2006	2005	2004
	(in thousands, except share per share data)
Service and license revenue	$5,505	$2,933	$55
Cost of service and license revenue(1)	954	458	3

Gross margin	4,551	2,475	52
Operating expenses:
Selling, general and administrative(1)	2,743	2,132	2,009
Research and development(1)	1,326	1,419	1,074

Total operating expenses	4,069	3,551	3,083

Income (loss) from operations	482	(1,076)	(3,031)
Interest and other income	594	98	15

Income (loss) before income tax benefit	1,076	(978)	(3,016)
Income tax benefit	(268)	(250)	(151)

Net income (loss)	$1,344	$(728)	$(2,865)

Basic net income (loss) per share	$0.10	$(0.13)	$(0.72)

Diluted net income (loss) per share	$0.09	$(0.13)	$(0.72)

Shares used in computing basic net income (loss) per share	13,033,263	5,474,499	3,965,626

Shares used in computing diluted net income (loss) per share	15,264,763	5,474,499	3,965,626

________

(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$38	$24	$—
Selling, general and administrative	872	979	1,113
Research and development	146	261	212

Total	$1,056	$1,264	$1,325

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Shares of Preferred Stock	Preferred Stock	Shares of Class A Common Stock	Class A Common Stock	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Loss
Balances as of March 31, 2003	2,036,658	$1,495	33,333	$3	2,916,666	$—	$2,200	$(2,913)	$—	$785	$(2,831)

Net loss	—	—	—	—	—	—	—	(2,865)	—	(2,865)	$(2,865)
Stock-based compensation	—	—	—	—	1,720,834	—	1,325	—	—	1,325	—
Issuance of Series B preferred stock	333,333	1,000	—	—	—	—	—	—	—	1,000	—
Issuance of Series C preferred stock	1,866,665	2,800	—	—	—	—	—	—	—	2,800	—
Issuance of common stock purchase warrants	—	—	—	—	—	—	11	—	—	11	—

Balances as of March 31, 2004	4,236,656	5,295	33,333	3	4,637,500	—	3,536	(5,778)	—	3,056	$(2,865)

Net loss	—	—	—	—	—	—	—	(728)	—	(728)	$(728)
Stock-based compensation	—	—	—	—	1,450,000	—	1,264	—	—	1,264	—
Unrealized gain or loss on available-for-sale securities	—	—	—	—	—	—	—	—	(47)	(47)	(47)
Issuance of Series C preferred stock	1,683,332	2,525	—	—	—	—	—	—	—	2,525	—
Exercise of Class A common stock options	—	—	35,001	3	—	—	—	—	—	3	—
Conversion of Class A common stock into common stock	—	—	(68,334)	(6)	68,334	6	—	—	—	—	—
Issuance of common stock purchase warrants	—	—	—	—	—	—	159	—	—	159	—

Balances as of March 31, 2005	5,919,988	7,820	—	—	6,155,834	6	4,959	(6,506)	(47)	6,232	$(775)

Net income	—	—	—	—	—	—	—	1,344	—	1,344	$1,344
Stock-based compensation	—	—	—	—	377,841	—	1,127	—	—	1,127	—
Initial public offering and over-allotment option proceeds, net of underwriter discounts and commissions	—	—	—	—	3,683,200	4	20,548	—	—	20,552	—
Initial public offering costs	—	—	—	—	—	—	(1,950)	—	—	(1,950)	—
Unrealized gain or loss on available-for-sale securities	—	—	—	—	—	—	—	—	30	30	30
Conversion of preferred stock	(5,919,988)	(7,820)	—	—	5,919,988	6	7,814	—	—	—	—
Exercise of common stock warrants and options	—	—	—	—	295,792	—	57	—	—	57	—

Balances as of March 31, 2006	—	$—	—	$—	16,432,655	$16	$32,555	$(5,162)	$(17)	$27,392	$1,374

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended March 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$1,344	$(728)	$(2,865)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	221	185	76
Lease termination	315	—	—
Impairment of leasehold improvements	243	—	—
Stock-based compensation	1,127	1,264	1,325
Unrealized loss on investments	—	(47)	—
Warrant for common stock issued for services	—	159	11
Changes in operating assets and liabilities:
Accounts receivable	3,322	(3,572)	—
Costs of uncompleted contracts	(1,768)	(34)	(224)
Inventory	(121)	(61)	—
Other current assets	(398)	(17)	(79)
Other assets	330	(326)	—
Accounts payable and accrued expenses	(100)	275	(6)
Deferred revenue	(255)	3,244	1,000
Other current liabilities	195	(41)	(4)

Net cash provided by (used in) operating activities	4,455	301	(766)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	7,093	693	—
Purchases of short-term investments	(27,978)	—	(1,550)
Acquisition of property and equipment	(4,601)	(1,862)	(506)

Net cash used in investing activities	(25,486)	(1,169)	(2,056)

Cash flows from financing activities:
Principal repayment of long-term obligations	(14)	(9)	(93)
Proceeds from initial public offering	20,552	—	—
Initial public offering costs	(1,950)	—	—
Proceeds from issuance of preferred stock	—	2,525	3,800
Exercise of common stock warrants and options	57	—	—
Exercise of Class A common stock options	—	3	—

Net cash provided by financing activities	18,645	2,519	3,707

Net increase (decrease) in cash and cash equivalents	(2,386)	1,651	885
Cash and cash equivalents at beginning of year	2,552	901	16

Cash and cash equivalents at end of year	$166	$2,552	$901

Supplemental disclosure of cash flow information:
Cash paid for interest	$1	$2	$4

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies and Practices

(a)	Description of Business

Hoku Scientific, Inc., or the Company, is a materials science company focused on clean energy technologies. The Company has historically focused its efforts on the design and development of fuel cell technologies, including its Hoku MEAs and Hoku Membranes. In May 2006, the Company announced plans to form an integrated photovoltaic, or PV, module business, and its plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, to complement the fuel cell business. The Company currently intends to reorganize its business into three business units: Hoku Fuel Cells, Hoku Solar and Hoku Materials.

Hoku Fuel Cells. Hoku Scientific plans to operate its fuel cell business under the name Hoku Fuel Cells, which will continue to develop and manufacture membrane electrode assemblies, or Hoku MEA, and membranes for proton exchange membrane, or PEM fuel cells powered by hydrogen. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, the Company’s customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and the Company has not sold any products commercially.

Hoku Solar. The Company’s new PV business, Hoku Solar, initially plans to have annual production capacity of 30 megawatts, or MW, of PV modules. The Company’s plan is to include PV cell manufacturing with a PV module assembly line to form an integrated PV module business. The Company anticipates the availability of PV modules beginning in the second half of calendar year 2007.

Hoku Materials. To ensure an adequate supply of polysilicon for Hoku Solar’s cells and modules, the Company intends to form Hoku Materials to manufacture this key material for consumption by Hoku Solar and for sale to the larger solar and integrated circuit markets. The Company is initially planning for production capacity of 1,500 metric tons of polysilicon per year, and anticipates the availability of polysilicon beginning in the second half of calendar year 2008.

The Company was incorporated in Hawaii in March 2001 as Pacific Energy Group, Inc. In July 2001, the Company changed its name to Hoku Scientific, Inc. In December 2004, the Company was reincorporated in Delaware. In August 2005, the Company completed its move of its principal offices and all operations to a new approximately 14,000 square foot facility located in Kapolei, Hawaii.

To date, the Company has received research grants from various government agencies and has also generated revenue by performing certain testing and engineering services on the application of the Company’s MEA and membrane products in certain fuel cell applications and by licensing these products for testing and evaluation.

(b)	Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable, the carrying amounts of property, plant and equipment and inventory, income taxes and the valuation of deferred tax assets and stock options. These estimates are based on historical facts and various other assumptions that the Company believes are reasonable.

(c)	Revenue Recognition

For arrangements that do not fall within the scope of higher-level authoritative literature, the Company recognizes revenue under Staff Accounting Bulletin No. 104, Revenue Recognition, when there is evidence of an arrangement, delivery has

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectibility of the arrangement fee is reasonably assured.

The Company has entered into multiple-element arrangements that include engineering and testing services and license rights for its customers to perform their own evaluation and testing with the Company’s MEAs and membranes. Historically, these arrangements have called for an upfront payment of a portion of the arrangement fee with remaining payments due over the service periods and/or as the MEAs and membranes are delivered over the license period. The Company accounts for these arrangements as a single unit of accounting in accordance with Emerging Issues Task Force Issue No. 00-21, or EITF 00-21, Revenue Arrangements with Multiple Deliverables, because the Company has not established fair values for the undelivered elements. Therefore, the engineering and testing deliverable revenue has been combined with the MEA and membrane deliverable revenue to form a single unit of accounting for purposes of revenue recognition. Revenue is recognized ratably over the term of the arrangement or the expected period of performance in compliance with the specific arrangement terms.

The Company also provides testing and engineering services to customers pursuant to milestone-based contracts that are not multiple-element arrangements. These contracts sometimes provide for periodic invoicing as the Company completes a milestone. Customer acceptance is usually required prior to invoicing. The Company recognizes revenue for these arrangements under the completed contract method in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the completed contract method, the Company defers the contract fulfillment costs and any advance payments received from the customer and recognizes the costs and revenue in the statement of operations once the contract is complete and the final customer acceptance, if required, has been obtained.

In accordance with the Company’s revenue recognition policy, the following amounts were recorded pursuant to the agreed upon contracts:

Nissan Motor Co., Ltd.

In March 2004, the Company entered into a testing and evaluation contract with Nissan under which it was paid $100,000. This contract was amended in May 2004 to provide for additional testing and ended in September 2004 upon completion of the testing.

In September 2004, the Company entered into two contracts with Nissan, an engineering contract that called for the customization of Hoku MEAs for integration into Nissan’s automotive fuel cells and a membrane and MEA purchase contract. In connection with executing the contract, Nissan paid the Company $400,000. The engineering contract ended in accordance with its terms in March 2005. Under the purchase contract, the Company also agreed to deliver its Hoku MEAs and Hoku Membranes to Nissan in exchange for $1.3 million. This contract was scheduled to expire in March 2005. However, the Company verbally modified the contract and delivered the remaining Hoku MEAs and Hoku Membranes on a purchase order basis with the last delivery made in December 2005. The Company recognized revenue of $1.4 million and $327,000 during the fiscal years ended March 31, 2006 and 2005, respectively, under these contracts.

In March 2005, the Company entered into a collaboration contract with Nissan to develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. Under the collaboration contract, Nissan was obligated to pay the Company $2.8 million upon execution of the contract which was recorded as deferred revenue as of March 31, 2005. The Company received the payment from Nissan in May 2005. Revenue was recognized ratably over the duration of the contract as the engineering services were rendered and for product deliveries also ratably from the delivery date to the expected completion of the engineering services pursuant to the collaboration contract, which was December 31, 2005. Nissan was obligated to pay the Company an additional $240,000 upon verification from Nissan that all engineering services had been received. In January 2006, Nissan verified that all engineering services had been completed under the collaboration agreement and $240,000 was recognized as revenue. The Company received payment from Nissan in March 2006.

In January 2006, the Company entered into a Step 3 Collaboration contract with Nissan to further develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. The Company will provide work pursuant to the Step 3 Collaboration contract between January 1, 2006 and September 30, 2006. Under the Step 3 Collaboration contract, Nissan was obligated to pay the Company $2.7 million upon execution of the contract and an additional $240,000 on July 31, 2006 for the work the Company performs. Nissan paid the Company $2.7 million in March 2006. The payments above do not include the cost of products to be ordered by Nissan for testing that will be invoiced separately. Revenue was recognized

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

ratably over the duration of the contract as engineering services were rendered and for product deliveries also ratably from the delivery date to the expected completion of the engineering services pursuant to the Step 3 Collaboration contract, which is September 30, 2006. The Company has recognized $983,000 as revenue and has recorded $1.7 million as deferred revenue as of March 31, 2006 under the Step 3 Collaboration contract.

The Company expects that its Step 3 Contract with Nissan, which ends in September 2006, will be its final engineering service contact with Nissan for the forseeable future. As a result, it is likely that the Company will not receive any meaningful revenue from Nissan unless or until it begins selling Nissan commercial quantities of its Hoku Membrane or Hoku MEA products. The Company cannot predict when such sales will occur, if at all.

U.S. Navy - Naval Air Warfare Center Weapons Division

In March 2005, the Company was awarded a contract with the U.S. Navy to develop and demonstrate a PEM fuel cell power plant prototype that incorporates the Company’s MEAs within IdaTech, LLC, or IdaTech, fuel cell stacks and integrated fuel cell systems. Idatech is a subsidiary of Idacorp, Inc., a publicly-traded energy and technology holding company. Under the contract, the U.S. Navy agreed to pay the Company up to an aggregate of $2.1 million if and when the Company completed specified testing and performance milestones as described below. As of March 31, 2006, the Company had completed all seven milestones including the construction and testing of a prototype.

The U.S. Navy agreed on September 30, 2005 that, when the Company completed the seven milestones under the contract, the last three of which were completed in December 2005, it would proceed with both of its options. The first option is to manufacture 11 fuel cell power plants for which the U.S. Navy has agreed to pay the Company a total of $1.1 million in installments as each fuel cell power plant is completed. The second option is to have the Company operate and maintain 10 of the 11 fuel cell power plants manufactured under the first option for a period of 12 months at a U.S. Navy facility, for which the U.S. Navy has agreed to pay the Company a total of $1.4 million in monthly installments beginning at the time each of the 10 fuel cell power plants are placed into service. The initial contract and the two options that the U.S. Navy have exercised will be accounted for as a single unit of accounting, with revenue recognition to occur in monthly installments at the time each of the 10 fuel cell power plants are placed into service over the period of the second option. Since the fuel cell power plants have not been placed in service, the $2.1 million is classified as deferred revenue as of March 31, 2006.

As of June 2006, the U.S. Navy has officially accepted the first 5 of the 10 fuel cell power plants incorporating the Company’s Hoku MEA that will be used as part of the demonstration. Also, in June 2006, the demonstration site selection, preparation and logistics for the second option were finalized with the U.S. Navy, and the Company began the demonstration of 2 power plants. The Company expects to complete the installation and commence the demonstration of all 8 of the additional fuel cell power plants for the U.S. Navy by September 2006.

Sanyo Electric Co., Ltd.

In March 2003, the Company entered into a contract with Sanyo Electric Co., Ltd. to jointly develop a MEA assembly process using the Company’s Hoku Membranes for integration into Sanyo’s stationary fuel cell systems. The contract also granted Sanyo a license to its MEA assembly process to produce any non-Hoku MEA provided that Sanyo utilizes Hoku Membranes in its non-Hoku MEA. The term of the contract ends in September 2009, but will automatically renew for an additional five years unless the Company and Sanyo agree not to renew it. The Company satisfied all of the performance milestones under the contract for which Sanyo has paid the Company a total of $2.5 million that was recognized as service and license revenue in fiscal 2005. In fiscal 2006, the Company recognized $2,000 under the license agreement granted to Sanyo pursuant to the contract for product deliveries.

In December 2005, the Company entered into a material transfer and collaborative testing agreement with Sanyo, or the Testing Agreement, to allow Sanyo to conduct additional testing of newer versions of the Company’s Hoku Membrane and Hoku MEA products. The Company also agreed to collaborate with Sanyo on the testing of the Company’s products. In February 2006, pursuant to the Testing Agreement, Sanyo paid the Company a service and license fee of $260,000 for collaboration work, which does not include the cost of Hoku products to be ordered by Sanyo for testing which will be invoiced separately. Revenue will be recognized ratably over the duration of the contract as engineering services are rendered and for product deliveries also ratably from the delivery date to the expected completion of the engineering services pursuant to the contract,

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

which is July 31, 2006. As of March 31, 2006, the Company had recognized $111,000 as revenue with the remaining $149,000 recorded as deferred revenue.

The Company expects that its Testing Agreement with Sanyo, which ends in July 2006, will be its final engineering service contract with Sanyo for the foreseeable future. As a result, it is likely that the Company will not receive any meaningful revenue from Sanyo unless or until it begins selling to Sanyo commercial quantities of Hoku Membrane or Hoku MEA products. The Company cannot predict when such sales will occur, if at all.

(d)	Concentration of Credit Risk

Significant customers represent those customers that account for more than 10% of the Company’s total revenue or accounts receivable. Revenue and revenue as a percentage of total revenue and accounts receivable and accounts receivable as a percentage of total accounts receivable for significant customers were as follows:

	Revenue
	Fiscal Year Ended March 31,
	2006		2005		2004
Customer	$	%	$	%	$	%
	(dollars in thousands)
Nissan	$5,363	97%	$427	15%	$—	—%
Sanyo	113	2	2,500	85	—	—
Electric Power Development Co., Ltd.	—	—	—	—	55	100

	Accounts Receivable
	March 31,
	2006		2005
Customer	$	%	$	%
	(dollars in thousands)
Nissan	$5	2%	$2,960	83%
Sanyo	—	—	500	14
U.S. Navy - Naval Air Warfare Center Weapons Division	241	96	112	3

The primary location of business for Sanyo, Nissan and Electric Power Development Co., Ltd. is Japan and for the U.S. Navy – Naval Air Warfare Center Weapons Division is the United States. All contracts are denominated in U.S. dollars.

(e)	Cash and Cash Equivalents

The Company considers money market, savings and checking accounts as cash and cash equivalents. All other investments, including those with maturities of three months or less are considered short-term investments. The Company’s cash and cash equivalents policy was revised to reflect the addition of new investments. The change to the policy has no effect on the financial statements.

(f)	Short-Term Investments

The Company’s short-term investments include commercial paper and government bonds. These securities are highly liquid and may include investments with maturities of three months or less.

The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the Company’s short-term investments are treated as “available-for-sale” under SFAS No. 115. The Company classifies short-term investments as available-for-sale if the Company’s intent is to hold them for an indefinite period, which is determined by the Company’s need for liquid funds or a change in market interest rates. Short-term investments are recorded by the Company at fair market value. Dividend and interest income is recognized by the Company when earned. The Company reflects unrealized gains and losses

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

related to its short-term investments as a separate component of stockholders’ equity. Realized gains or losses from the sale of available-for-sale securities are determined using the specific-identification method.

A decline in the market value of any available-for-sale security below its cost that is deemed to be other-than-temporary results in a reduction in its carrying amount to its fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether the impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment by the Company includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end and forecasted performance of the investee.

During fiscal years ended March 31, 2006 and 2005, the Company recorded no impairments.

(g)	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company had no allowance for doubtful accounts as of March 31, 2006 and 2005 and did not record bad debt expense in the periods presented.

In the future, any allowances for doubtful accounts will represent the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. Past due balances over 90 days and over a specified amount will be reviewed individually for collectibility. Account balances will be charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(h)	Inventory

Inventory is stated at the lower of average cost or market and consists of raw materials, work-in-progress and finished goods in accordance with Statement of Financial Accounting Standards No. 151, or SFAS No. 151, Inventory Costs. The Company adopted SFAS No. 151 in the fiscal year ended March 31, 2006. The impact of the adoption of SFAS No. 151 is immaterial to previously reported periods and is not expected to have a material effect for any future periods. As of March 31, 2006, work-in-progress and finished goods inventories were $12,000 and $29,000, respectively. As of March 31, 2005, inventory consisted of raw materials.

(i)	Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the asset. For leasehold improvements, amortization is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

Estimated useful lives of the Company’s assets are as follows:

Building	39 years
Research equipment	4-7 years
Facility improvements	5 years
Office equipment and furniture	5-7 years
Production equipment	7 years
Automobile	5 years

(j)	Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, which establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS No. 109, the Company recognizes federal and state current tax liabilities or assets based on the Company’s estimate of taxes payable to or refundable by each tax jurisdiction in the current fiscal year.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company also records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.

(k)	Net Income (Loss) per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding and not subject to repurchase during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding, and the dilutive potential common equivalent shares outstanding during the period. Dilutive potential common equivalent shares consist of dilutive shares of common stock subject to repurchase and dilutive shares of common stock issuable upon the exercise of outstanding options and warrants to purchase common stock, computed using the treasury stock method, and dilutive shares of common stock issuable upon the conversion of convertible preferred stock common stock.

The following table sets forth, for the periods presented, the computation of basic and diluted net income (loss) per share, including the reconciliation of the denominator used in the computation of basic and diluted net income (loss) per share:

	Fiscal Year Ended March 31,
	2006	2005	2004
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$1,344	$(728)	$(2,865)
Denominator:
Weighted average shares of common stock (basic)	13,033,263	5,474,499	3,965,626
Effect of Dilutive Securities
Add:
Weighted average convertible preferred shares	1,973,329	—	—
Weighted average stock options and warrants	258,171	—	—

Weighted average shares of common stock (diluted)	15,264,763	5,474,499	3,965,626

Basic net income (loss) per share	$0.10	$(0.13)	$(0.72)

Diluted net income (loss) per share	$0.09	$(0.13)	$(0.72)

As of March 31, 2006, potential dilutive securities included options to purchase 542,864 shares of common stock at prices ranging from $0.075 to $9.81 per share. Due to the Company’s net losses in the fiscal years ended March 31, 2005 and 2004, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share. As of March 31, 2005, potential dilutive securities included: (a) options to purchase 659,984 shares of common stock at prices ranging from $0.075 to $4.50 per share, (b) warrants to purchase 199,998 shares of common stock at prices ranging from $0.075 to $0.53 per share, (c) Series A, B and C preferred stock convertible into 5,919,988 shares of common stock and (d) 362,500 shares of common stock subject to repurchase. As of March 31, 2004, potential dilutive securities included: (a) options to purchase 409,994 shares of common stock at a price of $0.075, (b) warrants to purchase 183,332 shares of common stock at a price of $0.075 per share, (c) Series A, B and C preferred stock convertible into 4,236,656 shares of common stock and (d) 1,812,500 shares of common stock subject to repurchase.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(l)	Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments. The Company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services Under FASB Statement No. 123. The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has early adopted SFAS 123(R) and has applied it in all periods presented.

(m)	Guarantees and Indemnifications

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in that capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime. The Company has also entered into additional indemnification agreements with its officers and directors in connection with the initial public offering. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2006 and 2005.

The Company has entered into customer contracts that contain indemnification provisions. In these provisions, the Company typically agrees to indemnify the customer against certain types of third-party claims. The Company would accrue for known indemnification issues when a loss is probable and could be reasonably estimated. The Company also would accrue for estimated incurred but unidentified indemnification issues based on historical activity. There were no accruals for or expenses related to indemnification issues for any period presented.

(n)	Recently Issued Standards

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

(o)	Basis of Presentation

Certain prior period amounts have been reclassified to conform to current period classifications.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(2)	Short-Term Investments

The available-for-sale securities as of March 31, 2006 and 2005 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses Less Than 12 Months
					Count	Fair Value	Amount
As of March 31, 2006
Commercial paper	$8,968	$—	$(1)	$8,967	6	$8,967	$(1)
Government bonds	13,571	—	(16)	13,555	3	13,555	(16)

Total short-term investments	$22,539	$—	$(17)	$22,522	9	$22,522	$(17)

As of March 31, 2005
Corporate bonds	$1,409	$—	$(45)	$1,364	12	$1,364	$(45)
Certificates of deposit	195	—	(2)	193	2	193	(2)
Government bonds	50	—	—	50	1	50	—

Total short-term investments	$1,654	$—	$(47)	$1,607	15	$1,607	$(47)

The contractual maturities of the Company’s commercial paper and government bonds are less than one year and occur on various dates. Fair values for commercial paper and government bonds are determined based on market prices received from a third-party financial service provider. Current market rates and the likelihood of holding the investments until maturity were factors considered when determining whether the investments were other-than-temporarily impaired. As the Company will likely hold the investments until maturity, the Company determined that no securities in its portfolio with unrealized losses were other-than-temporarily impaired as of March 31, 2006 and 2005.

(3)	Property, Plant and Equipment

As of March 31, 2006 and 2005, property, plant and equipment consisted of the following:

	March 31,
	2006	2005
	(in thousands)
Building	$3,830	$—
Land	1,366	1,366
Production equipment	780	29
Research equipment	559	545
Office equipment and furniture	87	80
Automobile	16	16
Facility improvements	—	454

	6,638	2,490
Less accumulated depreciation and amortization	(283)	(272)

Property, plant and equipment, net	$6,355	$2,218

The Company owns approximately 2.2 acres of land in Kapolei, Hawaii and in August 2005, completed the move of its operations to a new approximately 14,000 square foot facility of combined office, research and development, and manufacturing space on a portion of that land. The Company leased an approximately 7,000 square feet of office and research and development space in Honolulu, Hawaii where it was previously headquartered. The Company evaluated the leasehold improvements at the Honolulu lease site in accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. The Company evaluated its leasehold improvements by reviewing the anticipated cash flows and determined that expenses related to the lease would exceed anticipated cash flows that would reasonably be obtained through subleasing the property. The Company determined that the leasehold improvements related to the former facility were no longer of value. Additionally, the Company determined that the leasehold improvements were not saleable to a third party and did not affect the estimated market value to lease the facility. As a result, the Company recorded a $243,000 loss in August 2005 to reflect the impairment.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

As of September 30, 2005, in accordance with Statement of Financial Accounting Standards No. 146, or SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a $56,000 liability for lease termination costs associated with the Honolulu lease. The liability was determined based upon the amount of the remaining lease payments less the amount that could reasonably be obtained through subleasing the property. The Company expected this liability to be satisfied during the quarter ended December 31, 2005; however, the Company was not able to find a suitable sublessee. As a result, the Company recorded an additional liability of $241,000 as of December 31, 2005 as an additional liability based on the estimated cost to buyout the lease. In February 2006, the Company exercised a lease buyout and incurred an additional $18,000 in expenses. As of March 31, 2006, the Company has no further obligations as it relates to this operating lease. For the fiscal year ended March 31, 2006, the Company recorded an aggregate of $315,000 as lease termination costs, of which $239,000 and $76,000 is included in selling, general and administrative expense and research and development expense, respectively. Prior to vacating the lease property in August 2005, the Company incurred rent expense of $88,000, $173,000 and $140,000 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

In October 2002, the Company entered into a capitalized lease agreement in the amount of $31,000. The Company recorded amortization expense of $10,000 and $8,000 during the fiscal years ended March 31, 2006 and 2005, respectively, which are included as part of depreciation expense. In March 2006, the Company exercised its option to purchase the equipment and paid the remainder of the lease obligation and an additional $14,000.

As of March 31, 2006 and 2005, the Company had no physical assets located outside of the United States.

(4)	Leases

The Company’s operating leases primarily consist of an operating lease agreement for three research and development test stations. Total minimum rent paid under this operating lease was approximately $115,000 in fiscal year 2006 and $0 in fiscal years 2005 and 2004, which are included in costs of uncompleted contracts.

As of March 31, 2006, future minimum lease payments under these leases were as follows:

Operating Leases
(in thousands)
Fiscal Year Ending March 31,
2007	$117
2008	2

Total minimum lease payments	$119

(5)	Credit Facility

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

On March 29, 2006, the Company and the bank agreed to terminate the credit facility. The Company did not incur any penalty fees in connection with the termination of the credit facility.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(6)	Income Taxes

Income tax benefits from operations consisted of:

	Current	Deferred	Total
	(in thousands)
Fiscal Year Ended March 31, 2006
Federal	$—	$—	$—
State	268	—	268

Total income tax benefit	$268	$—	$268

Fiscal Year Ended March 31, 2005
Federal	$—	$—	$—
State	250	—	250

Total income tax benefit	$250	$—	$250

Fiscal Year Ended March 31, 2004
Federal	$—	$—	$—
State	151	—	151

Total income tax benefit	$151	$—	$151

During the fiscal years ended March 31, 2006, 2005 and 2004, the Company qualified as a “Hawaii Qualified High Technology Business,” which provides potential tax credits to its investors as well as certain tax credits to the Company for qualified research and experimentation, or R&E costs. The Company recorded Hawaii R&E tax credits of approximately $286,000, $257,000 and $155,000 during the fiscal years ended March 31, 2006, 2005 and 2004, respectively. As the Company’s business transitions from research and experimentation to commercial production, the Company anticipates that it will no longer qualify for additional tax credits through this program.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. A summary of the tax effects of the temporary differences is as follows:

	March 31,
	2006	2005
	(in thousands)
Deferred tax assets:
Deferred revenue	$710	$445
Federal R&E tax credits	340	—
Stock-based compensation	88	1
Depreciation and amortization	35	9
Net operating loss carryforwards	24	455
Other	6	4

Total deferred tax assets	1,203	914
Less valuation allowance for deferred tax assets	(432)	(815)

Net deferred tax assets	771	99
Deferred tax liabilities:
Costs of uncompleted contracts	(771)	(99)

Total deferred tax liabilities	(771)	(99)
Net deferred taxes	$—	$—

The Company’s ultimate realization of deferred tax assets depends upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company has continued to provide a valuation allowance against its net deferred tax assets as of March 31, 2006.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

A portion of the Company’s net operating loss, or NOL carry forwards include tax deductions from the exercise of certain stock options that exceed the amount of stock compensation expense recorded in the accompanying financial statements for the corresponding options (“Excess Tax Deductions”). When realized, the tax benefit of these losses is accounted for as a credit to additional paid-in-capital rather than as a reduction of income tax expense. The deferred tax asset for NOLs excludes Excess Tax Deductions of approximately $654,000 and $44,000 as of March 31, 2006 and March 31, 2005, respectively.

A reconciliation of the statutory tax rate to the effective tax rate is as follows:

	Fiscal Year Ended March 31,
	2006	2005	2004
	(in thousands)
Expected tax (expense) benefit (34%)	$(366)	$332	$1,025
State tax (expense) benefit, net of federal benefit	(43)	39	121
Non-deductible stock-based compensation	(243)	(486)	(490)
Non-deductible R&E expenses	(87)	(10)	(6)
Change in valuation allowance	383	129	(647)
State R&E tax credit	286	257	155
Federal R&E tax credit	340	—	—
Other	(2)	(11)	(7)

Effective income tax benefit	$268	$250	$151

As of March 31, 2006, the Company had NOL carryforwards of approximately $770,000 and $698,000 for federal and state tax purposes, respectively. If not utilized, the federal and state carryforwards will begin to expire in the fiscal year ending March 31, 2024. The Company’s utilization of these net operating loss carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in the Company’s ownership structure. These annual limitations may result in the expiration of net operating loss carryforwards prior to utilization.

In the current year, the Company calculated its current year and historical R&E federal tax credits which amounted to approximately $340,000. If not utilized, the federal R&E tax credits will begin to expire in the fiscal year ending March 31, 2023.

(7)	Stockholders’ Equity

(a)	Reincorporation

The Company was reincorporated in Delaware in December 2004. Immediately prior to the reincorporation and under its certificate of incorporation, the Company was authorized to issue 27,254,695 shares of capital stock, consisting of 8,587,095 shares of preferred stock, par value $0.001, and 18,667,600 shares of common stock, par value $0.001. Of the authorized preferred stock, 2,036,768 shares were designated as Series A preferred stock, 333,350 as Series B preferred stock, 3,550,177 as Series C preferred stock and 2,666,800 as Series D preferred stock. In connection with the reincorporation, each share of Class A common stock outstanding immediately prior to the reincorporation was converted into one share of common stock, each outstanding option and warrant that was exercisable for shares of Class A common stock became exercisable for a like number of shares of common stock, and each outstanding share of Series A, B and C preferred stock, which was previously convertible into shares of Class A common stock, became convertible into shares of common stock. Prior to conversion in connection with the reincorporation, there were no differences in rights between the Company’s common stock and Class A common stock.

(b)	Common and Preferred Stock

As of March 31, 2006, the Company is authorized to issue 100,000,000 shares of $0.001 par value common.

On July 2, 2005, the Company’s Board of Directors approved an Amended and Restated Certificate of Incorporation to effect a 2-for-3 reverse split of the Company’s common and preferred stock and directed that the Amended and Restated Certificate of Incorporation be submitted to the Company’s stockholders for approval. On July 12, 2005, the Company filed its Amended and

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which rendered the reverse stock split effective. All information related to common stock, preferred stock, options and warrants to purchase preferred stock and earnings per share included in the accompanying financial statements has been retroactively adjusted to give effect to the stock split. The Amended and Restated Certificate of Incorporation also amended the number of shares of preferred and common stock authorized. The information related to number of authorized preferred and common stock has been retroactively adjusted to reflect this amendment.

On August 10, 2005, the Company completed its initial public offering of 3,500,000 shares of its common stock at a public offering price of $6.00 per share. The Company received proceeds of $17.58 million, net of offering costs. In connection with the closing of the initial public offering, all of the Company’s shares of preferred stock outstanding at the time of the closing of the offering were automatically converted into 5,919,988 shares of common stock.

In September 2005, the underwriters exercised their over-allotment option to purchase an additional 183,200 shares of common stock at the public offering price of $6.00 per share.

The Company has reserved the shares of common stock for future issuance at March 31, 2006 as follows:

Stock options outstanding	542,864
Stock options available for future grants	1,240,789

1,783,653

(c)	Stock Options and Awards

As of March 31, 2006, the Company had authorized 1,866,666 shares of common stock for issuance under the Company’s 2002 Stock Plan, 2005 Equity Incentive Plan, 2005 Non-Employee Directors Stock Option Plan and Calendar Year 2005 Executive Incentive Compensation Plan. Stock options issued generally vest at the rate of 1/5th on the first anniversary of the vesting commencement date and an additional 1/60th of the shares each month thereafter. The options also typically have a ten-year contractual term. Stock awards issued are generally fully-vested stock awards.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock option and award activity for fiscal years ended March 31, 2003 through 2006:

	Options and Awards Available for Grant	Options Outstanding
		Number of Shares	Weighted Average Exercise Price
Balances as of March 31, 2003	1,000,000	—
Authorized	200,000	—
Granted	(549,991)	549,991	$0.08
Exercised	—	—
Cancelled	139,997	(139,997)	$0.08

Balances as of March 31, 2004	790,006	409,994	$0.08
Authorized	—	—
Granted	(576,650)	576,650	$0.85
Exercised		(35,001)	$0.09
Cancelled	291,659	(291,659)	$0.15

Balances as of March 31, 2005	505,015	659,984	$0.72
Authorized	733,332	—
Granted	(36,483)	36,483	$7.85
Exercised	—	(99,337)	$0.57
Cancelled	54,266	(54,266)	$2.06
Stock awards granted	(15,341)	—

Balances as of March 31, 2006	1,240,789	542,864	$1.02

The weighted-average grant-date fair value of options granted during the fiscal years ended March 31 2006, 2005 and 2004 was $10.46, $6.13, and $0.72, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2006, 2005, and 2004, was $186,000, $34,000, and $0, respectively. As of March 31, 2006, there was $2.1 million of total unrecognized compensation cost related to nonvested stock-based compensation under the 2002 Stock Plan and 2005 Equity Incentive Plan combined; that cost is expected to be recognized over the respective vesting period.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes options outstanding and exercisable as of March 31, 2006:

Options Outstanding and Exercisable
(dollars in thousands except for per share data)
Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.08	208,664		$0.08
$0.15	75,497		$0.15
$0.23	6,666		$0.23
$0.38	99,730		$0.38
$0.53	59,999		$0.53
$4.50	69,258		$4.50
$6.00	20,000		$6.00
$8.13	2,000		$8.13
$9.81	1,050		$9.81

	542,864	8.17	$1.02	$2,334

The following table summarizes options vested and exercisable as of March 31, 2006:

Options Vested and Exercisable
(dollars in thousands except for per share data)
Price	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.08	84,047		$0.08
$0.15	37,051		$0.15
$0.23	1,666		$0.23
$0.38	22,224		$0.38
$0.53	11,999		$0.53
$4.50	16,127		$4.50
$6.00
$8.13
$9.81

	173,114	7.93	$0.57	$538

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following table summarizes the number of nonvested shares as of March 31, 2006 and changes during the fiscal year ended March 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested Shares
Nonvested at March 31, 2005
Outstanding	534,826	$5.43
Granted	36,483	$10.46
Vested	(147,293)	$5.13
Cancelled	(54,266)	$5.07

Nonvested at March 31, 2006	369,750	$6.10

Stock-based awards were measured at the fair value of the equity instruments issued using the Black-Scholes option pricing model. The fair value of stock options granted is expensed to the statement of operations over the requisite period. The fair value of options vested was $755,000, $113,000 and $34,000 for the fiscal years ended March 31, 2006, 2005, and 2004, respectively.

Cash received from option exercises for the years ended March 31, 2006, 2005 and 2004 was $57,000, $3,000, and $0, respectively. There were no tax benefits realized for the tax deductions from the exercise of stock options and issuance of stock awards for the fiscal years ended March 31, 2006, 2005 and 2004.

(d)	Stock-based Compensation

Common Stock. The Company entered into a restricted stock agreement with each of its three officers in June 2002, which placed a repurchase right on each officer’s common stock holdings, an aggregate of 6,666,666 shares of common stock that lapsed over time. The Company was entitled to repurchase the common stock held by these three officers at the original issue price upon the termination of each officer’s employment with the Company. The Company’s repurchase right lapsed as to 1/4th of the shares on June 21, 2002 and 1/48th of the shares per month thereafter through June 20, 2005. As of the fiscal year ended March 31, 2006, two of these three officers remained with the Company and none of these shares held by them remained subject to repurchase.

The Company entered into a separation agreement with one officer dated August 1, 2003 and effective July 15, 2003. At the time of separation, the officer held 866,666 shares of the Company’s common stock, 433,334 of which were fully vested. In connection with the officer’s separation, the Company repurchased 216,666 shares held by the officer at the original issuance price. The Company also agreed to accelerate the vesting of an additional 216,666 shares of the officer’s common stock. The Company recorded a compensation charge of $163,000 associated with the accelerated vesting of the 216,666 shares of common stock held by the officer. The fair value of the award used in the calculation in the above-noted compensation charge was based upon the estimated fair value of the modified award as of the separation date as determined principally by the fair value of contemporaneously issued preferred stock of the Company. The Company possessed a right of repurchase in the event that the officer breaches the officer’s release agreement with the Company, which terminated upon the closing of the Company’s initial public offering.

For financial accounting purposes, the imposition of repurchase restrictions on the officers’ common stock pursuant to the restricted stock agreements was treated as a contribution of capital and the reissuance of shares of restricted common stock. The Company determined the fair value of the restricted shares on the date of reissuance to be $0.75 per share based upon the contemporaneous sale of the Company’s Series A preferred stock. This fair value is recorded as stock-based compensation expense as the Company’s repurchase rights lapse. The Company recorded stock-based compensation expense related to common stock subject to repurchase of $272,000, $1.1 million and $1.3 million during the fiscal years ended March 31, 2006, 2005 and 2004, respectively.

Stock Options. The Company granted options to purchase 36,483, 576,650 and 549,990 shares of common stock during the fiscal years ended March 31, 2006, 2005 and 2004, respectively, under the Company’s 2002 Stock Plan and 2005 Equity Incentive Plan. The Company recorded stock-based compensation expense of $1.1 million, $1.3 million and $1.3 million during the fiscal years ended March 31, 2006, 2005 and 2004, respectively. The stock-based compensation expense excludes

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

$69,000 which was capitalized to cost of uncompleted contracts during the fiscal year ended March 31, 2006. No stock-based compensation expenses were capitalized to cost of uncompleted contracts during the fiscal years ended March 31, 2005 and 2004. The Company expects to incur an aggregate of $2.1 million of future stock-based compensation expense associated with unvested stock options outstanding as of March 31, 2006 through fiscal 2011 as follows:

Fiscal Year Ending March 31,
2007	2008	2009	2010	2011	Total
(in thousands)
$692	$643	$419	$285	$16	$2,055

The fair value of the stock options granted is calculated using the Black-Scholes option pricing model as allowed by Statement of Financial Accounting Standards No. 123(R) and SAB 107. The assumptions used for the fiscal years ended March 31, 2006, 2005 and 2004 to estimate fair value included: a risk-free interest rate ranging from 2.93% to 4.55%; expected volatility of 100%; no dividend yield and an expected life of 7.5 years. Stock-based compensation expense is recognized on a straight-line basis as the stock options vest. An expected forfeiture rate of 30% is applied against the stock-based compensation expense, based on the Company’s historical experience.

Stock Awards. On July 8, 2005, the independent members of the Company’s Board of Directors approved the Calendar Year 2005 Executive Incentive Compensation Plan, which would provide bonus compensation to certain executive officers of the Company in an amount up to one hundred and twenty percent of such executive officer’s annual base salary as of July 8, 2005. Each incentive payment under the Calendar Year 2005 Executive Incentive Compensation Plan shall be split such that fifty percent is allocated to cash and fifty percent is allocated to a stock award pursuant to the 2005 Equity Incentive Plan. Under the Calendar Year 2005 Executive Incentive Compensation Plan, incentive payments may be paid to the Company’s executive officers upon achievement of certain corporate performance targets set forth by the independent members of the Company’s Board of Directors. The independent members of the Company’s Board of Directors may amend or terminate the Calendar Year 2005 Executive Incentive Compensation Plan and may modify the corporate performance targets and/or incentive payment amounts at any time at their sole discretion.

In December 2005, in accordance with the Calendar Year 2005 Executive Incentive Compensation Plan, the independent members of the Company’s board of directors determined that each executive officer would receive additional compensation equal to 120% of that executive officer’s annual base salary as of July 8, 2005. In addition, the independent members determined that 80% was to be allocated to cash and 20% was to be allocated to a fully-vested stock award. The Company granted 13,841 shares of fully-vested stock awards to the executive officers and recorded stock-based compensation expense of $112,000, which excludes $6,000 which was capitalized to cost of uncompleted contracts, in relation to the stock awards granted under the compensation plan.

The Company granted a total of 15,341 shares of fully-vested stock awards during the fiscal year ended March 31, 2006, which included the awards granted to the executive officers as described above. No awards were granted prior to the 2006 fiscal year. The Company recorded stock-based compensation expense of $121,000, which excludes $6,000 which was capitalized to cost of uncompleted contracts, in relation to all stock awards granted during the fiscal year ended March 31, 2006.

(8)	Commitments and Contingencies

In March 2006, the Company received a notification from the United States Environmental Protection Agency, or EPA, of its intent to initiate an administrative action against the Company for alleged violations of the Resource Conservation and Recovery Act resulting from an inspection of its former facility in Honolulu, Hawaii that was conducted by the EPA in November 2004. In April 2006, the Company began settlement discussions with the EPA, and, based on these discussions, the Company recorded a liability of approximately $17,000. In June 2006, the Company agreed in principle to settle this dispute for an aggregate cash payment of approximately $14,000. Final settlement is pending the official agreement from EPA, and entry of an order by EPA administrative judge. However, there can be no assurance that the Company will settle this matter for this amount or at all.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(9)	Unaudited Quarterly Financial Data

	Quarters Ended
	(amounts in thousands, except per share data)
	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
Service and license revenue	$1,339	$1,727	$1,291	$1,148
Gross profit	1,098	1,378	1,071	1,004
Net income	508	202	293	341
Basic net income per share	0.03	0.01	0.02	0.05
Diluted net income per share	0.03	0.01	0.02	0.03

	March 31, 2005	December 31, 2004	September 30, 2004	June 30, 2004
Service and license revenue	$2,758	$75	$—	$100
Gross profit	2,303	72	—	100
Net income (loss)	1,400	(650)	(799)	(679)
Basic net income (loss) per share	0.23	(0.11)	(0.15)	(0.14)
Diluted net income (loss) per share	0.11	(0.11)	(0.15)	(0.14)

Quarterly and year-to-date computations of per share amounts are made independently, therefore they may differ when comparing annual per share amounts to aggregated quarterly per share amounts.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-1/A#4	333-124423	3.1	7/13/05

3.2	Amended and Restated Bylaws.	S-1	333-124423	3.4	4/28/05

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.1	Amended and Restated Rights Agreement dated December 31, 2003.	S-1	333-124423	10.1	4/28/05

10.2+	Stock Restriction Agreement, dated June 21, 2002, by and between Dustin Shindo and Registrant.	S-1	333-124423	10.2	4/28/05

10.3+	Amendment to Stock Restriction Agreement, dated July 16, 2003, by and between Dustin Shindo and Registrant.	S-1	333-124423	10.3	4/28/05

10.4+	Stock Restriction Agreement, dated June 21, 2002, by and between Karl M. Taft III and Registrant.	S-1	333-124423	10.4	4/28/05

10.5+	Amendment to Stock Restriction Agreement, dated July 16, 2003, by and between Karl M. Taft III and Registrant.	S-1	333-124423	10.5	4/28/05

10.6+	Form of Addendum to Stock Option Agreement under the 2002 Stock Plan, as amended, by and between Scott Paul and Registrant.	S-1	333-124423	10.6	4/28/05

10.7+	Form of Addendum to Stock Option Agreement under the 2002 Stock Plan, as amended, by and between each of the non-employee directors and Registrant.	S-1	333-124423	10.7	4/28/05

10.8	Form of Indemnity Agreement entered into between Registrant and each of its directors and officers.	S-1	333-124423	10.8	4/28/05

10.9+	2002 Stock Plan, as amended.	S-1	333-124423	10.9	4/28/05

10.10+	Form of Stock Option Agreement under the 2002 Stock Plan, as amended.	S-1	333-124423	10.10	4/28/05

10.11+	2005 Equity Incentive Plan.	S-1/A#4	333-124423	10.11	7/13/05

10.12+	Form of Stock Option Agreement under the 2005 Equity Incentive Plan.	S-1/A#4	333-124423	10.12	7/13/05

10.13+	2005 Non-Employee Directors’ Stock Option Plan.	S-1/A#4	333-124423	10.13	7/13/05

10.14+	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan.	S-1/A#4	333-124423	10.14	7/13/05

10.15	2153 King Street Lease, dated January 1, 2003, by and between Dreal Hawaii, LLC and Registrant.	S-1	333-124423	10.15	4/28/05

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.16	Letter Agreement for Modification of the 2153 King Street Lease, dated April 9, 2003, by and between Dreal Hawaii, LLC and Registrant.	S-1	333-124423	10.16	4/28/05

10.17†	MEA Engineering Agreement, dated September 1, 2004, by and between Nissan Motor Co., Ltd. and Registrant.	S-1/A#7	333-124423	10.17	8/3/05

10.18†	Membrane & MEA Purchase Agreement, dated September 1, 2004, by and between Nissan Motor Co., Ltd. and Registrant.	S-1/A#7	333-124423	10.18	8/3/05

10.19†	Collaboration Agreement, dated March 22, 2005, by and between Nissan Motor Co., Ltd. and Registrant.	S-1/A#7	333-124423	10.19	8/3/05

10.20	Solicitation, Offer and Award, dated March 7, 2005, by and between the U.S. Navy, Naval Air Warfare Center Weapons Division and Registrant.	S-1/A#5	333-124423	10.20	7/26/05

10.21†	Agreement (Subcontract No. USN-001), dated April 7, 2005, by and between IdaTech, LLC and Registrant.	S-1	333-124423	10.21	4/28/05

10.22†	Agreement, dated March 17, 2003, by and between Sanyo Electric Co., Ltd. and Registrant	S-1/A#7	333-124423	10.22	8/3/05

10.23†	Amendment to the Agreement dated March 17, 2003 by and between Sanyo Electric Co., Ltd. and Registrant dated September 30, 2004.	S-1/A#7	333-124423	10.23	8/3/05

10.24†	Membrane Testing Agreement, dated March 19, 2004, by and between Nissan Motor Co., Ltd. and Registrant.	S-1/A#6	333-124423	10.24	8/3/05

10.25†	Amendment No. 1 to Membrane Testing Agreement, dated May 17, 2004, by and between Nissan Motor Co., Ltd. and Registrant.	S-1/A#6	333-124423	10.25	6/23/05

10.26+	Calendar Year 2005 Executive Incentive Compensation Plan.	S-1/A#4	333-124423	10.29	7/13/05

10.27	Amendment of Solicitation/Modification of Contract, dated September 30, 2005, by and between the U.S. Navy, Naval Air Warfare Center Weapons Division and Hoku Scientific, Inc.	8-K	000-51458	10.30	10/5/05

10.28†	Step 3 Collaboration Agreement, dated February 13, 2006, by and between Nissan Motor Company, Ltd., and Hoku Scientific, Inc.	10-Q	000-51458	10.31	2/14/06

10.29†	Material Transfer & Collaborative Testing Agreement, dated December 5, 2005, by and between Sanyo Electric Company, Ltd., and Hoku Scientific, Inc.	10-Q	000-51458	10.32	2/14/06

10.30	Termination Agreement by and between Hoku Scientific, Inc. and Central Pacific Bank, dated March 29, 2006	8-K	000-51458	10.1	4/4/06

10.31	Amendment of Solicitation/Modification of Contract, dated March 2, 2006, by and between the U.S. Navy, Naval Air Warfare Center Weapons Division and Hoku Scientific, Inc.					*

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.32	Amendment No. 1 to Agreement (Subcontract No. USN-001.01), dated March 7, 2006, by and between IdaTech, LLC and Registrant.					*

16.1	Letter regarding Change in Certifying Accountant pursuant to Item 304(a)(3) of Regulation S-K.	8-K	000-51458	16.1	12/28/05

23.1	Consent of independent registered public accounting firm.					*

23.2	Consent of independent registered public accounting firm.					*

24.1	Power of Attorney (included in signature page).					*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					*

31.2	Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					*

32.1#	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.					*

32.2#	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.					*

†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from this Annual Report on Form 10-K and have been filed separately with the Securities and Exchange Commission.

+	Management contract, compensatory plan or arrangement.

#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.