Form 10-Q
period 2006-06-30
HOKU SCIENTIFIC INC
filed 2006-08-14
CIK 1178336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2006

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

☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Common Stock, par value $0.001 per share, outstanding as of June 30, 2006: 16,439,650

HOKU SCIENTIFIC, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOKU SCIENTIFIC, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2006 (unaudited)	March 31, 2006
Assets
Cash and cash equivalents	$109	$166
Short-term investments	21,399	22,522
Accounts receivable	310	250
Inventory	205	182
Costs of uncompleted contracts	2,624	2,029
Other current assets	647	578

Total current assets	25,294	25,727
Property, plant and equipment, net	6,292	6,355
Other assets	—	1

Total assets	$31,586	$32,083

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$254	$495
Deferred revenue	3,144	3,989
Other current liabilities	291	207

Total current liabilities	3,689	4,691

Total liabilities	3,689	4,691

Stockholders’ equity:
Common stock, $0.001 par value as of June 30, 2006 and March 31, 2006. Authorized 100,000,000 shares as of June 30, 2006 and March 31, 2006, respectively; issued and outstanding 16,439,650 and 16,432,655 shares as of June 30, 2006 and March 31, 2006, respectively.	16	16

Additional paid-in capital	32,739	32,555

Accumulated deficit	(4,849)	(5,162)

Accumulated other comprehensive loss	(9)	(17)

Total stockholders’ equity	27,897	27,392

Total liabilities and stockholders’ equity	$31,586	$32,083

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,
	2006	2005
Service and license revenue	$1,153	$1,148
Cost of service and license revenue(1)	279	144

Gross margin	874	1,004

Operating expenses:
Selling, general and administrative(1)	725	513
Research and development(1)	274	245

Total operating expenses	999	758

Income (loss) from operations	(125)	246
Interest and other income	271	37

Income before income tax benefit	146	283
Income tax benefit	(167)	(58)

Net income	$313	$341

Basic net income per share	$0.02	$0.05

Diluted net income per share	$0.02	$0.03

Shares used in computing basic net income per share	16,436,338	6,410,833

Shares used in computing diluted net income per share	16,436,338	12,923,291

Proforma, as adjusted, basic net income per share		$0.02

Proforma, as adjusted, diluted net income per share		$0.02

Shares used in computing proforma, as adjusted, basic net income per share		16,014,021

Shares used in computing proforma, as adjusted, diluted net income per share		16,606,491

________
(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$15	$4
Selling, general and administrative	130	326
Research and development	23	63

Total	$168	$393

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$313	$341
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	63	54
Stock-based compensation	183	414
Changes in operating assets and liabilities:
Accounts receivable	(60)	3,562
Costs of uncompleted contracts	(595)	(4)
Inventory	(23)	(352)
Other current assets	(69)	(374)
Other assets	1	317
Accounts payable and accrued expenses	(241)	994
Deferred revenue	(845)	(1,138)
Other current liabilities	84	1

Net cash (used in) provided by operating activities	(1,189)	3,815

Cash flows from investing activities:
Proceeds from maturities of short-term investments	1,131	1,550
Purchases of short-term investments	—	(5,189)
Acquisition of property and equipment	—	(1,153)

Net cash provided by (used in) investing activities	1,131	(4,792)

Cash flows from financing activities:
Principal repayment of capital lease obligation	—	(2)
Initial public offering costs	—	(1,253)
Exercise of common stock warrants and options	1	1

Net cash provided by (used in) financing activities	1	(1,254)

Net decrease in cash and cash equivalents	(57)	(2,231)
Cash and cash equivalents at beginning of period	166	2,552

Cash and cash equivalents at end of period	$109	$321

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC.

NOTES TO FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices

(a) Description of Business

Hoku Scientific, Inc., or the Company, is a materials science company focused on clean energy technologies. The Company has historically focused its efforts on the design and development of fuel cell technologies, including its Hoku MEAs and Hoku Membranes. In May 2006, the Company announced plans to form an integrated photovoltaic, or PV, module business, and its plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, to complement the fuel cell business. The Company currently intends to reorganize its business into three unincorporated business units: Hoku Fuel Cells, Hoku Solar and Hoku Materials.

Hoku Fuel Cells. Hoku Scientific plans to operate its fuel cell business under the name Hoku Fuel Cells, which continues to develop and manufacture membrane electrode assemblies, or Hoku MEA, and membranes for proton exchange membrane, or PEM fuel cells powered by hydrogen. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, the Company’s customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and the Company has not sold any products commercially.

Hoku Solar. The Company’s new PV business, Hoku Solar, initially plans to have annual production capacity of 30 megawatts, or MW, of PV modules. The Company’s plan is to include PV cell manufacturing with a PV module assembly line to form an integrated PV module business. The Company anticipates the availability of PV modules beginning in the second half of calendar year 2007. To date, the costs related to the Hoku Solar business is not material.

Hoku Materials. To ensure an adequate supply of polysilicon for Hoku Solar’s cells and modules, the Company intends to form Hoku Materials to manufacture this key material for consumption by Hoku Solar and for sale to the larger solar and integrated circuit markets. The Company is initially planning for production capacity of 1,500 metric tons of polysilicon per year, and anticipates the availability of polysilicon beginning in the second half of calendar year 2008. To date, the costs related to the Hoku Materials business is not material.

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

(b) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2006 and the Company’s results of operations and cash flows for the three months ended June 30, 2006 and 2005. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period. These financial statements and notes should be read in conjunction with the Company’s financial statements for the fiscal year ended March 31, 2006 contained in the Company’s Annual Report on Form 10-K. The Company’s fiscal year ends on March 31. The Company designates its fiscal year by the year in which that fiscal year ends; e.g., fiscal year 2006 refers to the fiscal year ending March 31, 2006.

(c) Use of Estimates

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

(d) Concentration of Credit Risk

Significant customers represent those customers that account for more than 10% of the Company’s total revenue. Nissan Motor Co. Ltd., or Nissan, accounted for $992,000 of revenue, or approximately 86% of revenue for the three months ended June 30, 2006. Nissan accounted for $1.1 million of revenue, or 95% of revenue, for the three months ended June 30, 2005.

The primary location of business for Nissan is Japan. All contracts are denominated in U.S. dollars.

(e) Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. In addition, indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 in fiscal 2006 and it did not have a material effect on the Company’s financial position or results of operations.

(f) Revenue Recognition

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

In January 2006, the Company entered into a Step 3 Collaboration contract with Nissan to further develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. The Company will provide work pursuant to the Step 3 Collaboration contract between January 1, 2006 and September 30, 2006. Under the Step 3 Collaboration contract, Nissan was obligated to pay the Company $2.7 million upon execution of the contract and an additional $240,000 on July 31, 2006 for the work the Company performs. Nissan paid the Company $2.7 million in March 2006. The payments above do not include the cost of products to be ordered by Nissan for testing that will be invoiced separately. Revenue was recognized ratably over the duration of the contract as engineering services were rendered and for product deliveries also ratably from the delivery date to the expected completion of the engineering services pursuant to the Step 3 Collaboration contract, which is September 30, 2006. During the three months ended June 30, 2006, the Company recognized $992,000 as revenue and as of June 30, 2006 $756,000 was recorded as deferred revenue.

The Company expects that its Step 3 Contract with Nissan, which ends in September 2006, will be its final engineering service contract with Nissan for the foreseeable future. As a result, it is likely that the Company will not receive any meaningful revenue from Nissan unless or until it begins selling Nissan commercial quantities of its Hoku Membrane or Hoku MEA products. The Company cannot predict when such sales will occur, if at all.

U.S. Navy - Naval Air Warfare Center Weapons Division

In March 2005, the Company was awarded a contract with the U.S. Navy to develop and demonstrate a PEM fuel cell power plant prototype that incorporates the Company’s MEAs within IdaTech, LLC, or IdaTech, fuel cell stacks and integrated fuel cell systems. Idatech is owned by Investec Group Investments, Ltd., a UK-based specialist banking group serving international clients. Under the contract, the U.S. Navy agreed to pay the Company up to an aggregate of $2.1 million if and when the Company completed specified testing and performance milestones, as described below. Under the contract, the U.S. Navy agreed to pay the Company up to an aggregate of $2.1 million if and when we complete specified testing and performance milestones as described below. As of March 31, 2006, the Company had completed all seven milestones including the construction and testing of a prototype.

The U.S. Navy agreed on September 30, 2005 that when the Company completed the seven milestones under the contract, the last three of which were completed in December 2005, it would proceed with both of its options. The first option is to manufacture 11 fuel cell power plants for which the U.S. Navy has agreed to pay the Company a total of $1.1 million in installments as each fuel cell power plant is completed. The second is to have the Company operate and maintain 10 of the 11 fuel cell power plants manufactured under the first option for a period of 12 months at a U.S. Navy facility, for which the U.S. Navy has agreed to pay the Company a total of $1.4 million in monthly installments beginning at the time each of the 10 fuel cell power plants are placed into service. The initial contract and the two options that the U.S. Navy have exercised will be accounted for as a single unit of accounting, with revenue recognition to occur in monthly installments at the time each of the 10 fuel cell power plants are placed into service over the period of the second option.

As of June 30, 2006, the U.S. Navy had officially accepted 5 of 10 fuel cell power plants and commenced demonstration of 2 of these fuel cell power plants at Pearl Harbor. The aggregate amount of the contract is $4.5 million of which $2.4 million has been classified as deferred revenue as of June 30, 2006. As of June 30, 2006, the Company had received $2.1 million in payments and recognized $38,000 in revenue during the quarter ended June 30, 2006. Subsequent to June 2006, the U.S. Navy officially accepted 5 additional fuel cell power plants and commenced demonstration of an additional 8 fuel cell power plants at Pearl Harbor. The Company also received an additional $385,000 from the U.S. Navy subsequent to June 2006. As of August 2006, the Company has installed and commenced the demonstration of all the fuel cell power plants in accordance with the U.S. Navy contract.

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

In December 2005, the Company entered into a material transfer and collaborative testing agreement with Sanyo, or the Testing Agreement, to allow Sanyo to conduct additional testing of newer versions of the Company’s Hoku Membrane and Hoku MEA products. The Company also agreed to collaborate with Sanyo on the testing of the Company’s products. In February 2006, pursuant to the Testing Agreement, Sanyo paid the Company a service and license fee of $260,000 for collaboration work, which does not include the cost of Hoku products to be ordered by Sanyo for testing which will be invoiced separately. Revenue will be recognized ratably over the duration of the contract as engineering services are rendered and for product deliveries also ratably from the delivery date to the expected completion of the engineering services pursuant to the contract, which is July 31, 2006. During the three months ended June 30, 2006, the Company recognized $112,000 as revenue and as of June 30, 2006 $37,000 was recorded as deferred revenue.

The Testing Agreement allows Sanyo to evaluate newer versions of the Company’s membrane and MEA products that have been developed since completion of the collaboration portion of the previous contract, and provides the Company with additional funding for our collaboration with Sanyo on this testing. No rights or licenses to the Company’s products are being granted to Sanyo as a result of this Testing Agreement, and this Testing Agreement does not alter or amend any of the rights and licenses agreed to in our previous agreement with Sanyo.

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

(2) Inventory

Inventory is stated at the lower of average cost or market and consists of raw materials, work-in-progress and finished goods in accordance with Statement of Financial Accounting Standards No. 151, or SFAS No. 151, Inventory Costs. The Company adopted SFAS No. 151 in fiscal 2006. The impact of the adoption of SFAS No. 151 is immaterial to

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholder’s Equity	Comprehensive Income
Balance as of March 31, 2006	$16	$32,555	$(5,162)	$(17)	$27,392
Net income	—	—	313	—	313	$313
Stock-based compensation	—	183	—	—	183	—
Exercise of common stock warrants and options	—	1	—	—	1	—
Change in unrealized gain on investments	—	—	—	8	8	8

Balance as of June 30, 2006	$16	$32,739	$(4,849)	$(9)	$27,897	$321

previously reported periods and is not expected to have a material effect for any future periods. As of June 30, 2006 and March 31, 2006, the aggregate inventory amount was $205,000 and $182,000, respectively, of which work-in-progress inventory was $16,000 and $12,000, respectively, and finished goods inventory was $58,000 and $29,000, respectively.

(3) Property, Plant and Equipment

As of June 30, 2006 and March 31, 2006, respectively, property, plant and equipment consisted of the following:

	June 30, 2006	March 31, 2006
	(in thousands)
Building	$3,830	$3,830
Land	1,366	1,366
Production equipment	780	780
Research equipment	559	559
Office equipment and furniture	87	87
Automobile	16	16

	6,638	6,638
Less accumulated depreciation and amortization	(346)	(283)

Property, plant and equipment, net	$6,292	$6,355

As of June 30, 2006 and March 31, 2006, the Company had no physical assets located outside of the United States.

(4) Stockholders’ Equity

Changes in stockholders’ equity were as follows for the three months ended June 30, 2006 (in thousands):

(5) Income Taxes

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

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company also records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company continues to provide a valuation allowance against its net deferred tax assets as of June 30, 2006.

During the three months ended June 30, 2006 and 2005, respectively, the Company qualified as a “Hawaii Qualified High Technology Business,” which provides potential tax credits to its investors as well as certain tax credits to the Company for qualified research and experimentation, or R&E costs. The Company recorded Hawaii R&E tax credits in the amounts of $167,000 and $58,000 during the three months ended June 30, 2006 and 2005, respectively. As the Company’s business transitions from research and experimentation to commercial production, it will no longer qualify for additional tax credits through this program.

(6) Net Income per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and not subject to repurchase during the period. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding, and the dilutive potential common equivalent shares outstanding during the period. Dilutive potential common equivalent shares consist of dilutive shares of common stock subject to repurchase and dilutive shares of common stock issuable upon the exercise of outstanding options and warrants to purchase common stock, computed using the treasury stock method, and dilutive shares of common stock issuable upon the conversion of convertible preferred stock.

The following table sets forth the computation of basic and diluted net income per share, including the reconciliation of the denominator used in the computation of basic and diluted net income per share:

	Three months ended June 30,
	2006	2005
	(Amounts in thousands, except share and per share data)
Numerator:
Net income	$313	$341
Denominator:
Weighted average shares of common stock (basic)	16,436,338	6,410,833
Effect of Dilutive Securities
Add:
Weighted average convertible preferred shares	—	5,919,988
Weighted average stock options and warrants	—	592,470

Weighted average shares of common stock (diluted)	16,436,338	12,923,291

Basic net income per share	$0.02	$0.05

Diluted net income per share	$0.02	$0.03

As of June 30, 2006, potential dilutive securities included options to purchase 1,000 shares of common stock at prices ranging from $6.11 to $6.70 per share. During the three months ended June 30, 2006, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net income per share, primarily due to a decline in average market value per share.

(7) Stock-based Compensation

Common Stock. The Company entered into a restricted stock agreement with each of its three officers in June 2002, which placed a repurchase right on each officer’s common stock holdings, an aggregate of 6,666,666 shares of common stock that lapsed over time. The Company was entitled to repurchase the common stock held by these three officers at the original issue price upon the termination of each officer’s employment with the Company. The Company’s repurchase right lapsed as to 1/4th of the shares on June 21, 2002 and 1/48th of the shares per month thereafter through June 20, 2005. As of June 30, 2006, two of these three officers remained with the Company and none of these shares held by them remained subject to repurchase.

The Company entered into a separation agreement with one officer dated August 1, 2003 and effective July 15, 2003. At the time of separation, the officer held 866,666 shares of the Company’s common stock, 433,334 of which were fully vested. In connection with the officer’s separation, the Company repurchased 216,666 shares held by the officer at the original issuance price. The Company also agreed to accelerate the vesting of an additional 216,666 shares of the officer’s common stock. The Company recorded a compensation charge of $163,000 associated with the accelerated vesting of the 216,666 shares of common stock held by the officer. The fair value of the award used in the calculation in the above-noted compensation charge was based upon the estimated fair value of the modified award as of the separation date as determined principally by the fair value of contemporaneously issued preferred stock of the Company. The Company possessed a right of repurchase in the event that the officer breached the officer’s release agreement with the Company, which terminated upon the closing of the Company’s initial public offering.

For financial accounting purposes, the imposition of repurchase restrictions on the officers’ common stock pursuant to the restricted stock agreements was treated as a contribution of capital and the reissuance of shares of restricted common stock. The Company determined the fair value of the restricted shares on the date of reissuance to be $0.75 per share based upon the contemporaneous sale of the Company’s Series A preferred stock. This fair value is recorded as stock-based compensation expense as the Company’s repurchase rights lapse. The Company recorded stock-based compensation expense related to common stock subject to repurchase of $0 and $272,000, during the three months ended June 30, 2006 and 2005, respectively.

Stock Options. The Company granted options to purchase 1,000 shares of common stock during the three months ended June 30, 2006 under the Company’s 2005 Equity Incentive Plan. The Company recorded stock-based compensation expense of $162,000 and $121,000 during the three months ended June 30, 2006 and 2005, respectively, which excludes $14,000 and $21,000 capitalized to cost of uncompleted contracts during the three months ended June 30, 2006 and June 30, 2005, respectively. The Company expects to incur an aggregate of $1.9 million of future stock-based compensation expense associated with unvested stock options outstanding as of June 30, 2006 through fiscal 2011.

The fair value of the stock options granted is calculated using the Black-Scholes option pricing model as allowed by Statement of Financial Accounting Standards No. 123(R). The assumptions used for the three months ended June 30, 2006 and 2005 to estimate fair value included: a risk-free interest rate ranging from 3.83% to 4.99%; expected volatility of 100%; no dividend yield and an expected life of 7.5 years. Stock-based compensation expense is recognized on a straight-line basis as the stock options vest. An expected forfeiture rate of for the three months ended June 30, 2006 and 2005 of 35% and 30%, respectively, is applied against the stock-based compensation expense, based on the Company’s historical experience.

Stock Awards. The Company granted 2,109 fully-vested common stock awards during the three months ended June 30, 2006 under the Company’s 2005 Equity Incentive Plan. The Company recorded stock-based compensation expense of $6,000 related to the stock awards granted during the three month ended June 30, 2006, which excludes $1,000 capitalized to cost of uncompleted contracts.

(8) Short-Term Investments

The available-for-sale securities as of June 30, 2006 and March 31, 2006 were as follows:

					Gross Unrealized Losses Less Than 12 Months
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Count	Fair Value	Amount
As of June 30, 2006
Commercial paper	$7,735	$—	$(1)	$7,734	7	$7,734	$(1)
Government bonds	13,662	3	—	13,665	6	13,665	—

Total short-term investments	$21,397	$3	$(1)	$21,399	13	$21,399	$(1)

As of March 31, 2006
Commercial paper	$8,968	$—	$(1)	$8,967	6	$8,967	$(1)
Government bonds	13,571	—	(16)	$13,555	3	13,555	(16)

Total short-term investments	$22,539	$—	$(17)	$22,522	9	$22,522	$(17)

(9) Subsequent Event

Fiscal Year 2007 Executive Incentive Compensation Plan. In July 2006, the independent members of the Company’s board of directors approved the Fiscal Year 2007 Executive Incentive Compensation Plan, or the Plan. The Plan is designed to award a payment, or Incentive Payment, for performance in fiscal year 2007 to each executive officer if the Company achieves certain corporate performance targets, or Corporate Targets, as described below, as determined in the sole discretion of the Independent Committee.

Each Incentive Payment may consist of either a cash payment, a stock award pursuant to the Company’s 2005 Equity Incentive Plan, or the Stock Plan, or both, at the sole discretion of the Independent Committee. The Independent Committee shall ultimately determine the amounts and the timing of the issuance of any stock awards under the Stock Plan in their sole discretion. An executive officer may receive an Incentive Payment if the Corporate Targets are achieved, as determined in the sole discretion of the Independent Committee. Only executive officers are eligible to receive Incentive Payments under the Plan.

For fiscal year 2007, each executive officer’s Incentive Payment, except for the Company’s Chief Executive Officer’s Incentive Payment, will be split among five categories of Corporate Targets as follows, as determined by the Independent Committee:

•	Business development and technical successes for the Company’s Hoku Fuel Cells business unit

•	Business development successes for the Company’s Hoku Materials business unit.

•	Securing key supplies for the Company’s Hoku Solar business unit.

•	Increasing shareholder value.

•	Successful completion of corporate governance initiatives.

The maximum amount of an Incentive Payment an executive officer may receive upon achievement of the Corporate Targets is 200% of the executive officer’s base salary as of April 1, 2006. The amount of Incentive Payment allocated to each of the above categories may be weighted differently for each executive officer. The amount of the Chief Executive Officer’s Incentive Payment shall be calculated by applying the average Incentive Payment received by the other executive officers as a percentage of such executive officers’ base salary to the Chief Executive Officer’s base salary.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements about:

•	our expectations regarding the potential size and growth of the fuel cell, membrane and membrane electrode assembly, photovoltaic module and polysilicon markets in general and our revenues in particular;

•	our intention to form an integrated photovoltaic module business to complement our fuel cell business;

•	our plans to install production plants for photovoltaic modules and polysilicon;

•	our ability to manufacture photovoltaic modules and polysilicon;

•	our expectations regarding the performance and durability of our photovoltaic modules and the quality and quantity of polysilicon that we plan to manufacture;

•	our estimated costs to manufacture photovoltaic modules and polysilicon and our ability to offer pricing that is competitive with competing products;

•	our expectations regarding the market acceptance of our products;

•	our expectations with respect to our intellectual property position including our ability to license any necessary intellectual property rights to enter the photovoltaic module and polysilicon businesses;

•	our expectations with respect to our manufacturing capabilities;

•	our ability to obtain funding for and to commence construction of a planned manufacturing facility for our photovoltaic module and polysilicon businesses;

•	our estimates regarding our capital requirements and our need for additional financing;

•	future events;

•	our future performance with respect to our contracts and/or relationships with the U.S. Navy, Nissan Motor Co., Ltd., and Sanyo Electric Company, Ltd.; and the other companies currently evaluating our products;

•	our future financial performance;

•	our business strategy and plans; and

•	objectives of management for future operations.

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-K in greater detail in Part II, Item IA. “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date hereof. We hereby qualify all of our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and with our financial statements and notes thereto for the fiscal year ended March 31, 2006, contained in ourAnnual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2006.

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

Hoku Fuel Cells. We intend to operate our fuel cell business under the name Hoku Fuel Cells, which continues to develop and manufacture membrane electrode assemblies, or Hoku MEA, and membranes for proton exchange membrane, or PEM fuel cells powered by hydrogen. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and we have not sold any products commercially.

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

We were incorporated in Hawaii in March 2001, were reincorporated in Delaware in December 2004 and have a limited operating history. Our headquarters are in Kapolei, Hawaii. We had net income during the three months ended June 30, 2006 and for the fiscal year ended March 31, 2006; however, we previously incurred net losses in each other fiscal year since our inception.

Financial Operations Review

Revenue

To date, we have derived substantially all of our revenue from Sanyo Electric Co., Ltd., or Sanyo, and Nissan Motor Co., Ltd., or Nissan, through contracts related to testing and engineering services. We have pursued engineering service contracts in order to strategically fund integration of our technology into our customers’ products. We anticipate our revenue in fiscal 2007 to be principally comprised of service and license revenue from Nissan and the U.S. Navy. Revenue under our service contracts is recognized based on the last deliverable as the contracts contain multiple elements. Revenue under our license contracts is recognized upon shipment of the associated licensed products.

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

In December 2005, we entered into a material transfer and collaborative testing agreement, or the Testing Agreement, with Sanyo to allow Sanyo to conduct additional testing of newer versions of our Hoku Membrane and Hoku MEA products. We also agreed to collaborate with Sanyo on the testing of these products. In February 2006, pursuant to the Testing Agreement, Sanyo paid us a service and license fee of $260,000 for our collaboration work, which does not include the cost of our products to be ordered by Sanyo for testing that will be invoiced separately. Revenue will be recognized ratably over the duration of the contract as engineering services are rendered, and for product deliveries also ratably from the delivery date to the expected completion of the engineering services pursuant to the contract, which is July 31, 2006. As of June 30, 2006, we recognized $223,000 as revenue with the remaining $37,000 recorded as deferred revenue.

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

In January 2006, we entered into a Step 3 Collaboration contract, or Step 3 Contract, with Nissan to further develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. We will provide work pursuant to the Step 3 Contract between January 1, 2006 and September 30, 2006. Under the Step 3 Contract, Nissan was obligated to pay us $2.7 million upon execution of the contract and an additional $240,000 on July 31, 2006 for the work we perform. Nissan paid us $2.7 million in March 2006. The payments above do not include the cost of our products to be ordered by Nissan for testing that will be invoiced separately. Revenue was recognized ratably over the duration of the contract as engineering services were rendered and for product deliveries also ratably from the delivery date to the expected completion of the engineering services pursuant to the Step 3 Contract, which is September 30, 2006. During the three months ended June 30, 2006, we recognized $992,000 as revenue and recorded $756,000 as deferred revenue as of June 30, 2006 under the Step 3 Contract.

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

U.S. Navy - Naval Air Warfare Center Weapons Division. In March 2005, we were awarded a contract with the U.S. Navy to develop and demonstrate a PEM fuel cell power plant prototype that incorporates our Hoku MEAs within IdaTech, LLC, or IdaTech, fuel cell stacks and integrated fuel cell systems. IdaTech owned by Investec Group Investments, Ltd., a UK-based specialist banking group serving international clients. Under the contract, the U.S. Navy agreed to pay us up to an aggregate of $2.1 million if and when we completed specified testing and performance milestones, as described below. As of March 31, 2006, we had completed all seven milestones including the construction and testing of a prototype.

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

As of June 30, 2006, the U.S. Navy had officially accepted 5 of 10 fuel cell power plants and commenced demonstration of 2 of these fuel cell power plants at Pearl Harbor. The aggregate amount of the contract is $4.5 million of which $2.4 million has been classified as deferred revenue as of June 30, 2006. As of June 30, 2006, we had received $2.1 million in payments and we recognized $38,000 in revenue during the quarter ended June 30, 2006. Subsequent to June 2006, the U.S. Navy officially accepted 5 additional fuel cell power plants and commenced demonstration of an additional 8 fuel cell power plants at Pearl Harbor. We also received an additional $385,000 from the U.S. Navy in July 2006. As of August 2006, we have installed and commenced the demonstration of all the fuel cell power plants in accordance with the U.S. Navy contract.

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

IdaTech, LLC . In April 2005, we entered into a subcontract with IdaTech to specify the work that IdaTech will perform in connection with our prime contract with the U.S. Navy. We selected IdaTech based upon its focus on stationary applications, integrated fuel processor technology and experience in developing and demonstrating fuel cell technologies for the U.S. Department of Defense. Under the subcontract, IdaTech agreed to provide the necessary personnel, facilities, equipment, materials, data, supplies and services to integrate our Hoku MEAs within IdaTech’s fuel cell stacks and integrated fuel cell systems. We have agreed to pay IdaTech $380,000 in installments upon completion of certain phases outlined in this contract. The contract was extended when the U.S. Navy exercised the options described above. In accordance with the contract extension, we agreed to pay IdaTech $473,000 to purchase an additional 11 fuel cell power plants. We have also agreed to pay IdaTech $125,000, because the U.S. Navy exercised its option to have us operate and maintain 10 fuel cell power plants. This contract will terminate if our contract with the U.S. Navy terminates, in which case we are required to pay IdaTech for costs incurred up to the date of termination.

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

Additional Customers. During the three months ended June 30, 2006, we signed our first test agreement with an original equipment manufacturer, or OEM, developing micro PEM fuel cells for consumer electronics and military applications. This brings our total to twelve customers including Sanyo, Nissan and the U.S. Navy, which includes IdaTech. We are actively continuing discussions with a thirteenth OEM that previously tested earlier versions of Hoku Membranes and Hoku MEAs regarding future testing of newer versions of these products. We have not disclosed the names of these customers; however, these customers are focused on building stacks and systems for automotive, stationary and micro fuel cell applications. They have purchased our Hoku Membrane and/or Hoku MEAs for testing and evaluation. To date, none of these customers has sold a commercial fuel cell system incorporating ur Hoku Membrane or Hoku MEA. We now have product testing relationships with customers in the United States, Canada, Japan, Korea and Germany.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of employee compensation, including stock-based compensation for executive, sales and marketing, finance and administrative personnel. Other significant costs include insurance costs, professional fees for accounting,legal and consulting services and insurance costs. We expect our selling, general and administrative expenses to increase significantly due to increased staffing and the costs associated with operating as a publicly traded company. In addition, we expect our selling, general and administrative expenses to increase by a significant factor as a result of our planned entry into the PV module and polysilicon markets.

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

Results of Operations

Three Months Ended June 30, 2006 and 2005

Revenue. Revenue was $1.2 million for the three months ended June 30, 2006 compared to $1.1 million for the same period in 2005. The amounts were principally comprised of revenue from contracts with Nissan of $992,000 and $1.1 million, respectively.

Cost of Revenue. Cost of revenue was $279,000 for the three months ended June 30, 2006 compared to $144,000 for the same period in 2005. The costs in each period primarily related to Nissan contracts consisting of manufacturing expenses, including employee compensation and supplies and materials. The increase was primarily a result of the additional costs needed to achieve the milestones pursuant to the contracts.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $725,000 for the three months ended June 30, 2006 compared to $513,000 for the same period in 2005. The increase of $212,000 was primarily due to increases in professional fees consisting principally of accounting, legal, consulting and other service fees of $288,000, insurance costs of $71,000 and travel expenses of $26,000. In addition, employee compensation increased by $53,000, which includes payroll and stock-based compensation, primarily due to two new employees. The increase was offset by a reduction in stock-based compensation of $225,000 related to officers’ common stock that was subject to our repurchase right during the three months ended June 30, 2005.

Research and Development Expenses. Research and development expenses were $274,000 for the three months ended June 30, 2006 compared to $245,000 for the same period in 2005. The increase of $29,000 was primarily due to a $62,000 increase in supplies, services and equipment costs and $13,000 in depreciation expense. The increase was offset by a reduction in stock-based compensation of $47,000 related to an officer’s common stock that was subject to our repurchase right during the three months ended June 30, 2005.

Interest and Other Income. Interest and other income was $271,000 for the three months ended June 30, 2006, compared to $37,000 for the same period in 2005. The increase of $234,000 was primarily due to higher cash equivalent and short-term investment balances and, to a lesser extent, higher interest rates earned on short-term investment balances.

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

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities at the tax rates we expect to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. Our ultimate realization of deferred tax assets depends upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the best available objective evidence, it is more likely than not that our remaining net deferred tax assets will not be realized. Accordingly, we continue to provide a valuation allowance against our net deferred tax assets as of June 30, 2006.

During the three months ended June 30, 2006 and 2005, respectively, we qualified as a “Hawaii Qualified High Technology Business,” which provides certain tax credits to us for qualified research and experimentation, or R&E costs. We recorded Hawaii R&E tax credits in the amounts of $167,000 and $58,000 during the three months ended June 30, 2006 and 2005, respectively. As our business transitions from research and experimentation to commercial production, we will no longer qualify for additional tax credits through this program.

After considering the estimated book to tax timing differences, utilization of net operating loss carryforwards and available credits for the year ending March 31, 2006, we recorded an income tax benefit of $167,000 for the three months ended June 30, 2006.

Variability of Results

Our revenue, operating results and cash flows depend upon the size and timing of customer orders and payments and the dates of product deliveries and achievement of contractual milestones. We recognize contract revenue and related costs upon contract completion and customer acceptance and service and license revenue and related costs ratably over the term of the arrangement or the expected period of performance in compliance with the specific arrangement terms. These methods of revenue recognition often result in our receiving payment from a customer and deferring the recognition of the revenue and related costs of uncompleted contracts for some period of time until the milestones are achieved and accepted by the customer and/or the products are delivered. As a result, a new contract may not result in revenue in the quarter or year in which the contract is signed, and we may not be able to predict accurately when revenue and related costs from a contract will be recognized. Any failure or delay in our ability to meet contractual milestones and/or deliver our products to our customers may harm our operating results. Since our operating expenses are based on anticipated revenue and cash flows from contracts and because a high percentage of these expenses are relatively fixed, a delay in revenue and cash flows from one or more contracts could cause significant variations in operating results from quarter to quarter and cause unexpected results. Revenue from contracts that do not meet our revenue recognition policy requirements for which we have been paid or have a valid account receivable are recorded as deferred revenue. Our future operating results and cash flows will depend on many factors, including the following:

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

Liquidity and Capital Resources

We had net income for the three months ended June 30, 2006 and fiscal 2006; however, we previously incurred net losses in each other fiscal year since our inception. As of June 30, 2006, we had an accumulated deficit of $4.8 million. Fluctuations in quarterly revenue are expected to continue in future periods due to uncertainty regarding the level and the timing of revenue from customer contracts and achievement of contract milestones. In addition, we expect that we will need to increase our efforts in supporting our new contracts, in developing our next generation products and in growing our customer base. In addition, we will need to raise approximately $250 million to successfully complete our planned construction of PV modules and polysilicon manufacturing facilities. The result is that we expect our costs to increase significantly, which may result in further losses on a quarterly or annual basis. Through July 2005, we funded our operations principally from private placements of equity securities, raising aggregate gross proceeds of $7.8 million, and cash payments from our customers for testing and engineering services and delivery of products for test and evaluation. In August 2005, we issued 3,500,000 shares of common stock at $6.00 per share upon the closing of our initial public offering raising approximately $17.6 million, net of underwriting discounts and commissions and initial public offering costs. In September 2005, the underwriters exercised their over-allotment option to purchase an additional 183,200 shares of common stock at the public offering price of $6.00 per share raising $1.0 million, net of underwriting discounts and commissions and offering costs.

Net Cash Provided By (Used In) Operating Activities. Net cash used in operating activities was $1.2 million in the three months ended June 30, 2006, compared to net cash provided by operating activities of $3.8 million for the same period in 2005. The decrease of $5.0 million was primarily a result of the collection of accounts receivable, a reduction in accounts payable and accrued expenses and an increase in cost of uncompleted contracts.

Net Cash Provided By (Used In) Investing Activities. Net cash provided by investing activities was $1.1 million in the three months ended June 30, 2006, compared to net cash used in investing activities of $4.8 million for the same period in 2005. The increase of $5.9 million in net cash provided was primarily a result of proceeds from short-term investments in the current period and the construction of our new facility in the prior period.

Net Cash Provided By (Used In) Financing Activities. Net cash provided by financing activities was $1,000 in the three months ended June 30, 2006, compared to net cash used in financing activities of $1.3 million for the same period in 2005. The increase of $1.3 million is primarily due to initial public offering costs incurred in the prior period.

Contractual Obligations

There has been no material change in our outstanding contractual obligations since March 31, 2006.

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

Before we can even commence construction of our planned manufacturing facilities, we must successfully and timely accomplish the following:

•	raise approximately $250 million in cash through the issuance of debt, convertible debt, and/or equity securities, or from customer pre-payments for future purchases of PV module or polysilicon products;

•	license any intellectual property that may be required to manufacture polysilicon, PV cells and PV modules;

•	secure key supplier contracts for the materials required to manufacture polysilicon, PV cells and PV modules; and

•	identify a suitable location for our manufacturing operations that allows us to cost-effectively manufacture these products.

If we fail to successfully achieve any or all of the above objectives, we will be unable to commence construction of our planned manufacturing facilities and we may be forced to delay, alter or abandon our planned expansion. In addition, any delay in achieving these objectives may result in additional expense and increased diversion of management’s efforts from our fuel cell business, each of which would harm our business. Even if we achieve all of these objectives on a timely basis and complete the construction of our manufacturing facilities as currently planned, we may still be unsuccessful in developing, manufacturing and/or selling PV cells, PV modules and polysilicon for numerous reasons.

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

Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1.A. “Risk Factors” and the section above entitled “Forward-Looking Statements.”

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

While our significant accounting policies are more fully described in note 1 to the unaudited financial statements included in this Quarterly Report on Form 10-Q and note 1 to the audited financial statements included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2006, we believe that the following accounting policies and estimates are critical to a full understanding and evaluation of our reported financial results.

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

Stock-Based Compensation. We account for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payment. We account for stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services Under FASB Statement No. 123 .

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

We expect to incur an aggregate of $1.9 million of future stock-based compensation expense associated with unvested stock options outstanding as of June 30, 2006 through fiscal 2011 as set forth in the table below. We expect that some of the amounts noted below will be included as costs of delivering our products and services and as such, will be deferred and recognized as cost of revenue in conjunction with the recognition of revenue.

Period Ending June 30,
2007	2008	2009	2010	2011	Total
(in thousands)
$ 678	$596	$403	$200	$5	$1,882

We expect our stock-based compensation expense from stock options to increase as we expand our operations and hire new employees. These expenses will increase our overall expenses and may increase our losses for the foreseeable future. As stock-based compensation is a non-cash expense, it will not have any effect upon our liquidity or capital resources.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. In addition, indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 as of fiscal 2006 and it has not had a material effect on our financial position or results of operations.

Off-Balance Sheet Arrangements

We have never engaged in off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including auction instruments, corporate and government bonds and certificates of deposit. Our cash and cash equivalents and short-term investments as of June 30, 2006 were $21.5 million and were invested in government and corporate bonds and commercial paper. As all of our contracts are denominated in U.S. dollars, there is no associated currency risk.

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

Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) are effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting. There was no change in our internal controls over financial reporting during the three months ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in March 2001 and have a limited operating history. We had net income of $313,000 and $1.3 million during the three months ended June 30, 2006 and fiscal 2006, respectively, however we incurred cumulative net losses since our inception through March 31, 2005. Fluctuations in quarterly and annual revenue are expected to continue in future periods due to uncertainty regarding the level and the timing of revenue from customer contracts and achievement of contract milestones in our fuel cell business. In addition, we expect that we will need to increase our efforts in supporting our new fuel cell contracts, in developing our next generation fuel cell products and in growing our fuel cell customer base. Furthermore, our planned entry into the PV module and polysilicon markets will require us to spend additional amounts to support the construction of facilities to manufacture PV cells and modules, and polysilicon, the purchase of capital equipment, fund new sales and marketing efforts, pay for additional operating costs, and significantly increase our headcount. The result is that we expect our costs to increase significantly, which may result in further losses on a quarterly or annual basis.

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

Before we can even commence construction of our planned manufacturing facilities, we must successfully and timely accomplish the following:

•	raise approximately $250 million in cash through the issuance of debt, convertible debt, and/or equity securities, or from customer pre-payments for future purchases of PV modules and polysilicon;

•	license any intellectual property that may be required to manufacture polysilicon, PV cells and PV modules;

•	secure key supplier contracts for the materials required to manufacture polysilicon, PV cells and PV modules; and

•	identify a suitable location for our manufacturing operations that allows us to cost-effectively manufacture these products.

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

In December 2005, we successfully completed the remaining milestones in our initial contract with the U.S. Navy, which required the development of a prototype stationary fuel cell system manufactured by IdaTech LLC and incorporating Hoku MEA. In coordination with IdaTech LLC, we began manufacturing 11 fuel cell systems that incorporate Hoku MEA, 10 of which are planned to be field tested by us for the U.S. Navy over a twelve-month period. As of June 30, 2006, the U.S. Navy had officially accepted 5 of 10 fuel cell power plants and commenced demonstration of 2 of these fuel cell power plants at Pearl Harbor. Subsequent to June 2006, the U.S. Navy officially accepted 5 additional fuel cell power plants and commenced demonstration of an additional 8 fuel cell power plants at Pearl Harbor. As of August 2006, we have installed and commenced the demonstration of all the fuel cell power plants in accordance with the U.S. Navy contract.

If we fail to successfully demonstrate the implemented fuel cell systems, then the U.S. Navy may terminate the contract. In addition, the U.S. Navy may terminate the contract, in whole or in part, if it is determined that the termination is in the U.S. Government’s interest.

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

In March 2006, we received a notification from the United States Environmental Protection Agency, or EPA, of its intent to initiate an administrative action against us for alleged violations of the Resource Conservation and Recovery Act resulting from an inspection of our former facility in Honolulu, Hawaii that was conducted by the EPA in November 2004. In April 2006, we began settlement discussions with the EPA, and, based on these discussions, we recorded a liability of approximately $17,000. In June 2006, we agreed in principle to settle this dispute for an aggregate cash payment of approximately $14,000 and in July 2006, we settled the dispute for $14,000.

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

Sales to companies in Japan accounted for substantially all of our revenue in the three months ended June 30, 2006 and fiscal 2006, 2005 and 2004. We anticipate that international sales will continue to account for a significant percentage of our revenue. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

Our stock price is volatile and since our initial public offering on August 5, 2005 to August 5, 2006, our stock has traded in the range of $2.35 to $13.43 per share. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-124423), that was declared effective by the Securities and Exchange Commission on August 5, 2005. We registered 4,830,000 shares of our common stock with a proposed maximum aggregate offering price of $43.5 million, of which we sold 3,683,200 shares at $6.00 per share and an aggregate offering price of $22.1 million. The offering was completed after the sale of 3,683,200 shares. Piper Jaffray & Co. was the book-running managing underwriter of our initial public offering and SG Cowen & Co., LLC and Thomas Weisel Partners LLC, acted as co-managers. Of this amount, $1.5 million was paid in underwriting discounts and commissions, and an additional $2.0 million of expenses were incurred, of which $1.7 million and $317,000 was incurred during fiscal 2006 and 2005, respectively. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. As of June 30, 2006, we had applied the aggregate net proceeds of $18.6 million from our initial public offering as follows:

•	approximately $4.6 million was used for the construction and build-out of our combined office, research and development and manufacturing facility and the purchase of production equipment;

•	approximately $6.2 million was used for working capital and

•	the remainder of the net proceeds from the offering, approximately $7.8 million, remains invested in short-term investments accounts.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2006.

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