Form 10-Q
period 2006-09-30
HOKU SCIENTIFIC INC
filed 2006-11-06
CIK 1178336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

Common Stock, par value $0.001 per share, outstanding as of September 30, 2006: 16,461,282

HOKU SCIENTIFIC, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOKU SCIENTIFIC, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2006 (unaudited)	March 31, 2006
Assets
Cash and cash equivalents	$881	$166
Short-term investments	20,747	22,522
Accounts receivable	479	250
Inventory	227	182
Costs of uncompleted contracts	2,157	2,029

Other current assets	914	578
Total current assets	25,405	25,727
Property, plant and equipment, net	6,398	6,355
Other assets	—	1

Total assets	$31,803	$32,083

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$265	$495
Deferred revenue	2,508	3,989
Other current liabilities	572	207

Total current liabilities	3,345	4,691

Total liabilities	3,345	4,691

Stockholders’ equity:
Common stock, $0.001 par value as of September 30, 2006 and March 31, 2006. Authorized 100,000,000 shares as of September 30, 2006 and March 31, 2006, respectively; issued and outstanding 16,461,282 and 16,432,655 shares as of September 30, 2006 and March 31, 2006, respectively.	16	16
Additional paid-in capital	32,986	32,555
Accumulated deficit	(4,546)	(5,162)
Accumulated other comprehensive income (loss)	2	(17)

Total stockholders’ equity	28,458	27,392

Total liabilities and stockholders’ equity	$31,803	$32,083

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Service and license revenue	$1,943	$1,291	$3,096	$2,439
Cost of service and license revenue(1)	997	220	1,276	364

Gross margin	$946	$1,071	$1,820	$2,075

Operating expenses:
Selling, general and administrative(1)	703	476	1,428	989
Research and development(1)	254	444	528	689

Total operating expenses	957	920	1,956	1,678

Income (loss) from operations	(11)	151	(136)	397
Interest and other income	272	91	543	128

Income before income tax benefit	261	242	407	525
Income tax benefit	42	51	209	109

Net income	$303	$293	$616	$634

Basic net income per share	$0.02	$0.02	$0.04	$0.07

Diluted net income per share	$0.02	$0.02	$0.04	$0.05

Shares used in computing basic net income per share	16,451,156	12,999,251	16,443,747	9,705,042

Shares used in computing diluted net income per share	16,451,156	15,367,601	16,620,856	14,046,666

(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$30	$8	$45	$12
Selling, general and administrative	194	102	324	428
Research and development	31	25	54	88

Total	$255	$135	$423	$528

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$616	$634
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	127	107
Stock-based compensation	429	561
Contract termination and impairment of leasehold improvements	—	299
Changes in operating assets and liabilities:
Accounts receivable	(229)	3,566
Costs of uncompleted contracts	(128)	(670)
Inventory	(45)	(26)
Other current assets	(336)	(372)
Other assets	1	318
Accounts payable and accrued expenses	(230)	2,472
Deferred revenue	(1,481)	(1,520)
Other current liabilities	365	161

Net cash (used in) provided by operating activities	(911)	5,530

Cash flows from investing activities:
Proceeds from maturities of short-term investments	1,794	33,742
Purchases of short-term investments	—	(55,900)
Acquisition of property and equipment	(170)	(4,427)

Net cash provided by (used in) investing activities	1,624	(26,585)

Cash flows from financing activities:
Exercise of common stock warrants and options	2	2
Proceeds from initial public offering and over-allotment, net of underwriting discounts and commissions	—	20,552
Principal repayment of capital lease obligation	—	(4)
Initial public offering costs	—	(1,953)

Net cash provided by financing activities	2	18,597

Net increase (decrease) in cash and cash equivalents	715	(2,458)
Cash and cash equivalents at beginning of period	166	2,552

Cash and cash equivalents at end of period	$881	$94

Supplemental disclosure of noncash financing activities:
Conversion of preferred stock to common stock	—	$7,820

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

The Company has historically focused its efforts on the design and development of fuel cell technologies, including its Hoku MEAs and Hoku Membranes. In May 2006, the Company announced plans to form an integrated photovoltaic, or PV, module business, and its plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, to complement the fuel cell business. The Company has reorganized its business into three unincorporated business units: Hoku Fuel Cells, Hoku Solar and Hoku Materials.

Hoku Fuel Cells Hoku Scientific operates its fuel cell business under the name Hoku Fuel Cells, which continues to develop and manufacture membrane electrode assemblies, or Hoku MEA, and membranes for proton exchange membrane, or PEM fuel cells powered by hydrogen. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, the Company’s customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and the Company has not sold any products commercially. Furthermore, the Company has begun to scale back its expenditures and investments in its fuel cell business, and intends to focus increasingly on its polysilicon and solar businesses.

To date, the Company has received research grants from various government agencies and has also generated revenue by performing certain testing and engineering services on the application of the Company’s MEA and membrane products in certain fuel cell applications and by licensing these products for testing and evaluation.

Hoku Solar The Company plans to include PV cell manufacturing with a PV module assembly line to form an integrated PV module business. In August 2006, the Company announced its selection of the State of Idaho as the planned location for Hoku Solar, where the Company plans to build and equip a facility capable of producing 30 megawatts, or MW, of solar modules per year. In October 2006, the Company executed an agreement with Spire Corporation, a U.S. solar equipment manufacturer, for the purchase of photovoltaic module equipment and technical support for approximately $2.0 million. The equipment will enable the Company to manufacture up to 15 MW of photovoltaic modules each year and is scheduled to be delivered in the first half of calendar year 2007. The Company may install the equipment in its facility in Hawaii until its planned facility with a module production capacity of 30 MW per year in Idaho is completed.

In October 2006, the Company also entered into a contract to purchase solar cells manufactured in Taiwan for approximately $2.8 million. These cells are scheduled to be delivered later this calendar year. The Company plans to use the cells in its initial module product release, which the Company may manufacture using the equipment purchased from Spire Corporation, or by outsourcing to a third party original equipment manufacturer, which may result in revenue from solar module sales in the first half of calendar year 2007. During the three and six months ended September 30, 2006, Hoku Solar incurred $37,000 and $53,000, respectively, in expenses primarily related to payroll, travel, and professional fees.

Hoku Materials To ensure an adequate supply of polysilicon for Hoku Solar’s cells and modules, the Company formed Hoku Materials to manufacture this key material for consumption by Hoku Solar and for sale to the larger solar market. The Company is initially planning for production capacity of 1,500 metric tons of polysilicon per year, and anticipates the availability of polysilicon beginning in the second half of calendar year 2008.

In August 2006, the Company awarded a contract to CH2M HILL Lockwood Greene to provide engineering and related services for its planned polysilicon production plant. The contract’s initial value is approximately $255,000, however, the Company expects to require additional services from CH2M HILL Lockwood Greene to complete the design and construction of its planned polysilicon production plant.

In August 2006, the Company also announced its selection of the State of Idaho as the planned location for Hoku Materials. During the three and six months ended September 30, 2006, Hoku Materials incurred $41,000 and $42,000, respectively, in expenses that mainly consist of travel expenses and professional fees. In addition, as of September 30, 2006, Hoku Materials had incurred $170,000 related to the construction of the Idaho plant and $50,000 related to an equipment deposit.

(b) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2006, its results of operations for the three and six months ended September 30, 2006 and 2005, and its cash flows for the six months ended September 30, 2006 and 2005. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period. These financial statements and notes should be read in conjunction with the Company’s financial statements for the fiscal year ended March 31, 2006 contained in the Company’s Annual Report on Form 10-K. The Company’s fiscal year ends on March 31. The Company designates its fiscal year by the year in which that fiscal year ends; e.g., fiscal year 2006 refers to the fiscal year ended March 31, 2006.

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

(d) Concentration of Credit Risk

Significant customers represent those customers that account for more than 10% of the Company’s total revenue. Nissan Motor Co. Ltd., or Nissan, accounted for $2.0 million, or approximately 64%, and the U.S. Navy accounted for $934,000, or approximately 30%, of total revenue for the six months ended September 30, 2006. Nissan accounted for $2.4 million, or approximately 100%, of total revenue for the six months ended September 30, 2005.

The primary location of business for Nissan is Japan, and the U.S. Navy is located in the United States. All contracts are denominated in U.S. dollars.

(e) Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. In addition, indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS 154 in fiscal 2006 and it did not have a material effect on the Company’s financial position or results of operations.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The effective date of this interpretation is the first fiscal year that begins after December 15, 2006. The Company does not believe the adoption of this interpretation will have a significant impact to its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of April 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company does not believe the adoption of this interpretation will have a significant impact to its financial statements.

(f) Revenue Recognition

For arrangements that do not fall within the scope of higher-level authoritative literature, the Company recognizes revenue under Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectibility of the arrangement fee is reasonably assured.

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

The Company also provides testing and engineering services to customers pursuant to milestone-based contracts that are not multiple-element arrangements. These contracts sometimes provide for periodic invoicing as the Company completes a milestone. Customer acceptance is usually required prior to invoicing. The Company recognizes revenue for these arrangements under the completed contract method in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, or SOP 81-1. Under the completed contract method, the Company defers the contract fulfillment costs and any advance payments received from the customer and recognizes the costs and revenue in the statement of operations once the contract is complete and the final customer acceptance, if required, has been obtained.

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

In September 2004, the Company entered into two contracts with Nissan, an engineering contract that called for the customization of Hoku MEAs for integration into Nissan’s automotive fuel cells and a membrane and MEA purchase contract. In connection with executing the contract, Nissan paid the Company $400,000. The engineering contract ended in accordance with its terms in March 2005. Under the purchase contract, the Company also agreed to deliver its Hoku MEAs and Hoku Membranes to Nissan in exchange for $1.3 million. This contract was scheduled to expire in March 2005. However, the Company verbally modified the contract and delivered the remaining Hoku MEAs and Hoku Membranes on a purchase order basis with the last delivery made in December 2005. The Company recognized revenue of $1.4 million and $327,000 during fiscal 2006 and 2005, respectively, under these contracts.

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

In January 2006, the Company entered into a Step 3 Collaboration contract with Nissan to further develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. The Company provided work pursuant to the Step 3 Collaboration contract between January 1, 2006 and September 30, 2006. Under the Step 3 Collaboration contract, Nissan was obligated to pay the Company $2.7 million upon execution of the contract and an additional $240,000 on July 31, 2006 for the work the Company performed. Nissan paid the Company $2.7 million in March 2006 and $240,000 in August 2006. The payments above do not include the cost of products to be ordered by Nissan for testing that will be invoiced separately. Revenue was recognized ratably over the duration of the contract as engineering services were rendered and for product deliveries also ratably from the delivery date to the completion of the engineering services pursuant to the Step 3 Collaboration contract, which was September 30, 2006. During the three and six months ended September 30, 2006, the Company recognized $983,000 and $2.0 million, respectively, as revenue and has completed all work related to this contract. The Company recognized $983,000 as revenue in fiscal 2006 pursuant to the Step 3 Collaboration contract.

Under the Step 3 Contract, the Company granted Nissan a non-exclusive license to the final MEA product and the final MEA product assembly process developed by the Company to enable Nissan to manufacture MEA products using the Company’s processes and incorporating Hoku Membranes. The Company retained title to its Hoku Membranes, Hoku MEAs and the final MEA product assembly process developed under this agreement. The Company also agreed not to sell separately any of its products incorporated into the Company’s Hoku MEAs to any automotive company for any commercial purpose, other than testing and evaluation of these products, until September 30, 2006. There are no such restrictions on the Company’s ability to sell its Hoku MEAs to automotive companies other than the Hoku MEA the Company developed with Nissan. Nissan has no obligation under the Step 3 Contract to sell or promote the Company’s products.

The Company expects that its Step 3 Contract with Nissan, which ended on September 30, 2006, will be its final engineering service contract with Nissan; however, Nissan may continue to purchase the Company’s products for testing. At this time, the Company does not believe it will receive any meaningful revenue from Nissan in the foreseeable future. In addition, Nissan may require additional testing of the Company’s Hoku Membrane and Hoku MEA products before purchasing commercial quantities of the Company’s products. The Company cannot predict when such sales will occur, if at all. As of September 30, 2006, there are no additional costs or obligations to Nissan.

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

The U.S. Navy agreed on September 30, 2005 that when the Company completed the seven milestones under the contract, the last three of which were completed in December 2005, it would proceed with both of its options. The first option is to manufacture 11 fuel cell power plants for which the U.S. Navy has agreed to pay the Company a total of $1.1 million in installments as each fuel cell power plant is completed. The second is to have the Company operate and maintain 10 of the 11 fuel cell power plants manufactured under the first option for a period of 12 months at a U.S. Navy facility, for which the U.S. Navy has agreed to pay the Company a total of $1.4 million in monthly installments beginning at the time each of the 10 fuel cell power plants are placed into service. The initial contract and the two options that the U.S. Navy have exercised will be accounted for as a single unit of accounting, with revenue recognition to occur from the time each of the 10 fuel cell power plants are placed into service over the period of the second option.

As of September 30, 2006, the U.S. Navy had officially accepted the 11 fuel cell power plants and commenced demonstration of 10 of these fuel cell power plants at Pearl Harbor. The aggregate amount of the contract is $4.5 million, of which $2.5 million has been classified as deferred revenue as of September 30, 2006. As of September 30, 2006, the Company had received $3.0 million in payments. The Company received an additional $328,000 in payments from the U.S. Navy as of November 1, 2006. The Company began recognizing revenue in June 2006 and recognized $934,000 in revenue during the six months ended September 30, 2006. The Company expects that the contract will be completed by August 2007.

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

In December 2005, the Company entered into a material transfer and collaborative testing agreement with Sanyo, or the Testing Agreement, to allow Sanyo to conduct additional testing of newer versions of the Company’s Hoku Membrane and Hoku MEA products. The Company also agreed to collaborate with Sanyo on the testing of the Company’s products. In February 2006, pursuant to the Testing Agreement, Sanyo paid the Company a service and license fee of $260,000 for collaboration work, which did not include the cost of Hoku products to be ordered by Sanyo for testing which will be invoiced separately. Revenue was recognized ratably over the duration of the contract as engineering services were rendered and for product deliveries also ratably from the delivery date to the completion of the engineering services pursuant to the contract, which was July 31, 2006. During the three and six months ended September 30, 2006, the Company recognized $37,000 and $149,000, respectively, as revenue. The Company recognized $111,000 as revenue in fiscal 2006 pursuant to the Testing Agreement.

The Testing Agreement allowed Sanyo to evaluate newer versions of the Company’s membrane and MEA products that had been developed since completion of the collaboration portion of the previous contract, and provided the Company with additional funding for our collaboration with Sanyo on this testing. No rights or licenses to the Company’s products were granted to Sanyo as a result of this Testing Agreement, and this Testing Agreement did not alter or amend any of the rights and licenses agreed to in our previous agreement with Sanyo.

The Company expects that its Testing Agreement with Sanyo, which ended on July 31, 2006, will be its final engineering service contract with Sanyo; however, Sanyo may continue to purchase the Company’s products for testing. At this time, the Company does not believe it will receive any meaningful revenue from Sanyo in the foreseeable future. In addition, Sanyo may require additional testing of the Company’s Hoku Membrane and Hoku MEA products before purchasing commercial quantities of the Company’s products. The Company cannot predict when such sales will occur, if at all. As of September 30, 2006, there are no additional costs or obligations to Sanyo.

(2) Inventory

Inventory is stated at the lower of average cost or market and consists of raw materials, work-in-progress and finished goods in accordance with Statement of Financial Accounting Standards No. 151, or SFAS 151, Inventory Costs. The Company adopted SFAS 151 in fiscal 2006. The impact of the adoption of SFAS 151 was immaterial to previously reported periods and is not expected to have a material effect for any future periods. As of September 30, 2006 and March 31, 2006, the aggregate inventory amount was $227,000 and $182,000, respectively, of which work-in-progress inventory was $21,000 and $12,000 and finished goods inventory was $85,000 and $29,000, respectively.

(3) Property, Plant and Equipment

As of September 30, 2006 and March 31, 2006, respectively, property, plant and equipment consisted of the following:

	September 30, 2006	March 31, 2006
	(in thousands)
Building	$3,830	$3,830
Land	1,366	1,366
Construction in progress	170	—
Production equipment	780	780
Research equipment	559	559
Office equipment and furniture	87	87
Automobile	16	16

	6,808	6,638
Less accumulated depreciation and amortization	(410)	(283)

Property, plant and equipment, net	$6,398	$6,355

As of September 30, 2006 and March 31, 2006, the Company had no physical assets located outside of the United States.

(4) Stockholders’ Equity

Changes in stockholders’ equity were as follows for the six months ended September 30, 2006 (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
Balance as of March 31, 2006	$16	$32,555	$(5,162)	$(17)	$27,392
Net income	—	—	616	—	616	$616
Stock-based compensation	—	429	—	—	429	—
Exercise of common stock warrants and options	—	2	—	—	2	—
Change in unrealized gain on investments	—	—	—	19	19	19

Balance as of September 30, 2006	$16	$32,986	$(4,546)	$2	$28,458	$635

(5) Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, or SFAS 109, Accounting for Income Taxes, which establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS 109, the Company recognizes federal and state current tax liabilities based on its estimate of taxes payable to or refundable by each tax jurisdiction in the current fiscal year.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company also records a valuation allowance to reduce deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company continues to provide a valuation allowance against its net deferred tax assets as of September 30, 2006.

During the three and six months ended September 30, 2006 and 2005, respectively, the Company qualified as a “Hawaii Qualified High Technology Business,” which provides potential tax credits to its investors as well as certain tax credits to the Company for qualified research and experimentation, or R&E costs. The Company recorded Hawaii R&E tax credits in the amounts of $42,000 and $51,000 for the three months ended September 30, 2006 and 2005, respectively, and $209,000 and $109,000 during the six months ended September 30, 2006 and 2005, respectively. As the Company’s business transitions from research and experimentation to commercial production, it will no longer qualify for additional tax credits through this program.

(6) Net Income per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding and not subject to repurchase during the period. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of shares of common stock outstanding, and the dilutive potential common equivalent shares outstanding during the period. Dilutive potential common equivalent shares consist of dilutive shares of common stock subject to repurchase and dilutive shares of common stock issuable upon the exercise of outstanding options and warrants to purchase common stock, computed using the treasury stock method, and dilutive shares of common stock issuable upon the conversion of convertible preferred stock.

The following table sets forth the computation of basic and diluted net income per share, including the reconciliation of the denominator used in the computation of basic and diluted net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
	(in thousands, except share and per share data)
Numerator:
Net income	$303	$293	$616	$634
Denominator:
Weighted average shares of common stock and Class A common stock (basic)	16,451,156	12,999,251	16,443,747	9,705,042
Effect of Dilutive Securities

Add:
Weighted average convertible preferred shares	—	1,973,329	—	3,946,659
Weighted average stock options and warrants	—	395,021	177,109	394,965

Weighted average shares of common stock and Class A common stock (diluted)	16,451,156	15,367,601	16,620,856	14,046,666

Basic net income per share	$0.02	$0.02	$0.04	$0.07

Diluted net income per share	$0.02	$0.02	$0.04	$0.05

During the three months ended September 30, 2006, potential common equivalent shares were anti-dilutive and were excluded in computing diluted net income per share, primarily due to a decline in average market value per share. As of September 30, 2006, potential dilutive securities included options to purchase 743,932 shares of common stock at prices ranging from $0.075 to $9.81 per share.

(7) Stock-based Compensation

Common Stock. The Company entered into a restricted stock agreement with each of its three officers in September 2002, which placed a repurchase right on each officer’s common stock holdings, an aggregate of 6,666,666 shares of common stock that lapsed over time. The Company was entitled to repurchase the common stock held by these three officers at the original issue price upon the termination of each officer’s employment with the Company. The Company’s repurchase right lapsed as to 1/4th of the shares on September 21, 2002 and 1/48th of the shares per month thereafter. As of September 30, 2006, two of these three officers remained with the Company and none of these shares held by them remained subject to repurchase.

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

For financial accounting purposes, the imposition of repurchase restrictions on the officers’ common stock pursuant to the restricted stock agreements was treated as a contribution of capital and the reissuance of shares of restricted common stock. The Company determined the fair value of the restricted shares on the date of reissuance to be $0.75 per share based upon the contemporaneous sale of the Company’s Series A preferred stock. This fair value was recorded as stock-based compensation expense as the Company’s repurchase rights lapsed. The Company recorded stock-based compensation expense related to common stock subject to repurchase of $0 and $272,000, during the six months ended September 30, 2006 and 2005, respectively. The Company did not record any stock-based compensation expense related to common stock subject to repurchase during the three months ended September 30, 2006 and 2005.

Stock Options. The Company granted options to purchase 244,432 shares of common stock during the six months ended September 30, 2006 under the Company’s 2005 Equity Incentive Plan. The Company recorded stock-based compensation expense of $195,000 and $135,000 during the three months ended September 30, 2006 and 2005, respectively, and $357,000 and $256,000 during the six months ended September 30, 2006 and 2005, respectively. The stock-based compensation expense excludes $9,000 and $11,000 for the three months ended September 30, 2006 and 2005, respectively, and $23,000 and $32,000 for the six months ended September 30, 2006 and 2005, respectively, which were capitalized to cost of uncompleted contracts. The Company expects to incur an aggregate of $2.1 million of future stock-based compensation expense associated with unvested stock options outstanding as of September 30, 2006 through fiscal 2012.

The fair value of the stock options granted is calculated using the Black-Scholes option pricing model as allowed by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). The assumptions used to estimate fair value included:

	Three months ended September 30,		Six months ended September 30,
	2006	2005	2006	2005
Risk-free interest rate	4.74% - 5.10%	3.84% - 3.91%	4.74% - 5.10%	3.83% - 3.91%
Dividend yield	None	None	None	None
Expected volatility	100%	100%	100%	100%
Expected life (in years)	6.5 - 7.5	7.5	6.5 - 7.5	7.5

Stock-based compensation expense is recognized on a straight-line basis as the stock options vest. An expected forfeiture rate for the three and six months ended September 30, 2006 was 35% and the expected forfeiture rate for the three and six months ended September 30, 2005 was 30%, respectively, The expected forfeiture rates are applied against stock-based compensation expense, based on the Company’s historical experience.

Stock Awards. The Company granted 17,298 fully-vested common stock awards during the six months ended September 30, 2006 under the Company’s 2005 Equity Incentive Plan. The Company recorded stock-based compensation expense of $60,000 and $65,000 related to the stock awards granted during the three months and six months ended September 30, 2006, respectively, which excludes $0 and $1,000, respectively, capitalized to cost of uncompleted contracts. The Company did not record any stock-based compensation expense related to stock awards during the three and six months ended September 30, 2005.

Fiscal Year 2007 Executive Incentive Compensation Plan. In July 2006, the independent members of the Company’s board of directors, or the Independent Committee, approved the Fiscal Year 2007 Executive Incentive Compensation Plan, or the Plan. The Plan is designed to award a payment, or Incentive Payment, for performance in fiscal year 2007 to each executive officer if the Company achieves certain corporate performance targets, or Corporate Targets, as described below, as determined in the sole discretion of the Independent Committee.

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

Stockholder Approval of Amendment to 2005 Equity Incentive Plan. At the Company’s 2006 Annual Meeting of Stockholders held on September 7, 2006, the Company’s stockholders approved an amendment of the 2005 Equity Incentive Plan, or Stock Plan. The sole purpose of the amendment was to add directors as a permissible class of recipients eligible for discretionary grants under the Stock Plan in order to provide the Company with greater flexibility in structuring a competitive equity compensation program for members of its Board of Directors. The Board previously adopted the Stock Plan on March 24, 2005 and the Stock Plan was approved by the Company’s stockholders on July 11, 2005.

(8) Short-Term Investments

The available-for-sale securities as of September 30, 2006 and March 31, 2006 were as follows (in thousands):

					Gross Unrealized Losses Less Than 12 Months
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Count	Fair Value	Amount
As of September 30, 2006
Commercial paper	$7,783	$2	$—	$7,785	8	$7,785	$—
Government bonds	12,962	—	—	12,962	5	12,962	—

Total short-term investments	$20,745	$2	$—	$20,747	13	$20,747	$—

As of March 31, 2006
Commercial paper	$8,968	$—	$(1)	$8,967	6	$8,967	$(1)
Government bonds	13,571	—	(16)	$13,555	3	13,555	(16)

Total short-term investments	$22,539	$—	$(17)	$22,522	9	$22,522	$(17)

(9) Subsequent Events

In October 2006, the Company executed an agreement with Spire Corporation, a U.S. solar equipment manufacturer, for the purchase of photovoltaic module equipment and technical support for approximately $2.0 million. The equipment will enable the Company to manufacture up to 15 MW of photovoltaic modules each year and is scheduled to be delivered in the first half of calendar year 2007. The Company may install the equipment in its facility in Hawaii until its planned facility with a module production capacity of 30 MW per year in Idaho is completed.

In October 2006, the Company executed a contract to purchase solar cells manufactured in Taiwan from Swiss Wafers AG for approximately $2.8 million. Subsequent to the agreement, the Company and Swiss Wafers AG, mutually agreed to terminate the contract as Swiss Wafers AG was unable to secure the type of solar cells contemplated for purchase under the agreement.

In October 2006, the Company also executed a contract to purchase solar cells manufactured in Taiwan from E-Ton Solar Tech Co., Ltd. for approximately $2.8 million. These cells are scheduled to be delivered later this calendar year and the Company expects to use the cells in its initial module product line in the first half of calendar year 2007.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements about:

•	our expectations regarding the potential size and growth of the fuel cell, membrane and membrane electrode assembly, photovoltaic module and polysilicon markets in general and our revenues in particular;

•	our intention to form an integrated photovoltaic module business to complement our fuel cell business;

•	our plans to install production plants for photovoltaic modules and polysilicon, including the installation of the equipment from Spire Corporation;

•	selection of Idaho as our location for our planned polysilicon and solar module facilities;

•	the delivery of solar cells from E-Ton Solar Tech Co., Ltd. and the schedule for production in the first half of calendar year 2007;

•	our ability to manufacture photovoltaic modules and polysilicon;

•	our expectations regarding the performance and durability of our photovoltaic modules and the quality and quantity of polysilicon that we plan to manufacture;

•	our estimated costs to manufacture photovoltaic modules and polysilicon and our ability to offer pricing that is competitive with competing products;

•	our expectations regarding the market acceptance of our products;

•	our expectations with respect to our intellectual property position including our ability to license any necessary intellectual property rights to enter the photovoltaic module and polysilicon businesses;

•	our expectations with respect to our manufacturing capabilities;

•	our ability to obtain funding for and to commence construction of a planned manufacturing facility for our photovoltaic module and polysilicon businesses;

•	our ability to obtain customer prepayments and/or debt financing;

•	our estimates regarding our capital requirements and our need for additional financing;

•	future events;

•	our future performance with respect to our contracts and/or relationships with the U.S. Navy, Nissan Motor Co., Ltd., and Sanyo Electric Company, Ltd.; and the other companies currently evaluating our products;

•	our ability to secure additional contracts and testing arrangements with Nissan Motor Co., Ltd., and Sanyo Electric Company, Ltd.;

•	our future financial performance;

•	our business strategy and plans; and

•	objectives of management for future operations.

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

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and with our financial statements and notes thereto for the fiscal year ended March 31, 2006, contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2006.

Overview

Hoku Scientific is a materials science company focused on clean energy technologies. We were incorporated in Hawaii in March 2001, as Pacific Energy Group, Inc. In July 2001, we changed our name to Hoku Scientific, Inc. In December 2004, we were reincorporated in Delaware. In August 2005, we completed the move of our principal offices and all operations to a new approximately 14,000 square foot facility located in Kapolei, Hawaii.

We have historically focused our efforts on the design and development of fuel cell technologies, including our Hoku MEAs and Hoku Membranes. In May 2006, we announced our plans to form an integrated photovoltaic, or PV, module business, and our plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, to complement our fuel cell business. We have reorganized our business into three unincorporated business units: Hoku Fuel Cells, Hoku Solar and Hoku Materials. We had net income during the six months ended September 30, 2006 and for the fiscal year ended March 31, 2006; however, we previously incurred net losses in each other fiscal year since our inception.

Hoku Fuel Cell We operate our fuel cell business under the name Hoku Fuel Cells, which continues to develop and manufacture membrane electrode assemblies, or Hoku MEA, and membranes for proton exchange membrane, or PEM fuel cells powered by hydrogen. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and we have not sold any products commercially. Furthermore, we have begun to scale back our expenditures and investments in our fuel cell business, and intend to focus increasingly on our polysilicon and solar businesses.

Hoku Solar Our plan is to include PV cell manufacturing with a PV module assembly line to form an integrated PV module business. In August 2006, we announced our selection of the State of Idaho as the planned location for Hoku Solar, where we plan to build and equip a facility capable of producing 30 megawatts, or MW, of solar modules per year. The State of Idaho and the municipal governments have offered us a variety of incentives to attract Hoku Solar and Hoku Materials, including tax incentives, financial support for infrastructure improvements around the facilities, and grants to fund the training of new employees. In October 2006, we executed an agreement with Spire Corporation, a U.S. solar equipment manufacturer, for the purchase of photovoltaic module equipment and technical support for approximately $2.0 million. The equipment will enable us to manufacture up to 15 MW of photovoltaic modules each year and is scheduled to be delivered in the first half of calendar year 2007. We may install the equipment in our facility in Hawaii until the planned facility with a module production capacity of 30 MW per year in Idaho is completed.

In October 2006, we executed a contract to purchase solar cells manufactured in Taiwan from Swiss Wafers AG for approximately $2.8 million. Subsequent to the agreement, we and Swiss Wafers AG, mutually agreed to terminate the contract as Swiss Wafers AG was unable to secure the type of solar cells contemplated for purchase under the agreement.

In October 2006, we also entered into a contract to purchase solar cells manufactured in Taiwan from E-Ton Solar Tech Co., Ltd. for approximately $2.8 million. These cells are scheduled to be delivered later this calendar year. We plan to use the cells in our initial module product release, which we may manufacture using the equipment purchased from Spire Corporation, or by outsourcing to a third party original equipment manufacturer, which may result in revenue from solar module sales in the first half of calendar year 2007. During the three and six months ended September 30, 2006, Hoku Solar incurred $37,000 and $53,000, respectively, in expenses primarily related to payroll, travel, and professional fees.

Hoku Materials To ensure an adequate supply of polysilicon for Hoku Solar’s cells and modules, we intend to form Hoku Materials to manufacture this key material for consumption by Hoku Solar and for sale to the larger solar market. We are initially planning for production capacity of 1,500 metric tons of polysilicon per year. We anticipate the availability of polysilicon beginning in the second half of calendar year 2008.

In August 2006, we awarded a contract to CH2M HILL Lockwood Greene to provide engineering and related services for our planned polysilicon production plant. The contract’s initial value is approximately $255,000, however, we expect to require additional services from CH2M HILL Lockwood Greene to complete the design and construction of our planned polysilicon production plant.

In August 2006, we announced our selection of the State of Idaho as the planned location for Hoku Materials. During the three and six months ended September 30, 2006, Hoku Materials incurred $41,000 and $42,000, respectively, in expenses that mainly consist of travel expenses and professional fees. In addition, as of September 30, 2006, Hoku Materials had incurred $170,000 related to the construction of the Idaho plant and $50,000 related to an equipment deposit.

Financial Operations Review

Revenue

To date, we have derived substantially all of our revenue from Sanyo Electric Co., Ltd., or Sanyo, and Nissan Motor Co., Ltd., or Nissan, through contracts related to testing and engineering services. We have pursued engineering service contracts in order to strategically fund integration of our technology into our customers’ products. We anticipate our revenue for the remainder of fiscal 2007 to be principally comprised of service revenue from the U.S. Navy. Revenue under our service contracts is recognized based on the last deliverable as the contracts contain multiple elements. Revenue under our license contracts is recognized upon shipment of the associated licensed products.

Sanyo Electric Co., Ltd. In March 2003, we entered into a contract with Sanyo to jointly develop a MEA assembly process using our Hoku Membranes for integration into Sanyo’s stationary fuel cell systems. The contract also granted Sanyo a license to our MEA assembly process to produce any non-Hoku MEA provided that Sanyo utilizes Hoku Membranes in its non-Hoku MEA. The term of the contract ends in September 2009, but will automatically renew for an additional five years unless we and Sanyo agree not to renew it. We have satisfied all of the performance milestones under the contract for which Sanyo has paid us a total of $2.5 million that was recognized as service and license revenue in fiscal 2005. In fiscal 2006, we recognized $2,000 under the license agreement granted to Sanyo pursuant to the contract for product deliveries. In addition, in September 2003, Sanyo purchased 333,333 shares of our Series B preferred stock at $3.00 per share which automatically converted to common stock upon the completion of our initial public offering in August 2005.

In December 2005, we entered into a material transfer and collaborative testing agreement, or the Testing Agreement, with Sanyo to allow Sanyo to conduct additional testing of newer versions of our Hoku Membrane and Hoku MEA products. We also agreed to collaborate with Sanyo on the testing of these products. In February 2006, pursuant to the Testing Agreement, Sanyo paid us a service and license fee of $260,000 for our collaboration work, which did not include the cost of our products to be ordered by Sanyo for testing that were invoiced separately. Revenue was recognized ratably over the duration of the contract as engineering services were rendered, and for product deliveries also ratably from the delivery date to the completion of the engineering services pursuant to the contract, which was July 31, 2006. During the three and six months ended September 30, 2006, we recognized $37,000 and $149,000, respectively, as revenue. We recognized $111,000 as revenue in fiscal 2006 pursuant to the Testing Agreement.

The Testing Agreement allowed Sanyo to evaluate newer versions of our membrane and MEA products that had been developed since completion of the collaboration portion of the previous contract, and provided us with additional funding for our collaboration with Sanyo on this testing. No rights or licenses to our products were granted to Sanyo as a result of this Testing Agreement, and this Testing Agreement did not alter or amend any of the rights and licenses agreed to in our previous agreement with Sanyo.

We expect that our Testing Agreement with Sanyo, which ended on July 31, 2006, will be our final engineering service contract with Sanyo; however, Sanyo may continue to purchase our products for testing. At this time, we do not believe we will receive any meaningful revenue from Sanyo in the foreseeable future. In addition, Sanyo may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. As of September 30, 2006, there are no additional costs or obligations to Sanyo.

Nissan Motor Co., Ltd In March 2004, we entered into a testing and evaluation contract with Nissan under which we were paid $100,000. This contract was amended in May 2004 to provide for additional testing and ended in September 2004 upon completion of the testing.

In September 2004, we entered into two contracts with Nissan, an engineering contract to customize our Hoku MEAs for integration into Nissan’s automotive fuel cells and a membrane and MEA purchase contract. In connection with executing the engineering contract, Nissan paid us $400,000. The engineering contract ended in accordance with its terms in March 2005. Under the purchase contract, we also agreed to deliver our Hoku MEAs and Hoku Membranes to Nissan in exchange for $1.3 million. This contract was scheduled to expire in March 2005. However, we verbally modified the contract and delivered the remaining Hoku MEAs and Hoku Membranes on a purchase order basis with the last delivery made in December 2005. We recognized revenue of $1.4 million and $327,000 during fiscal 2006 and 2005, respectively, under these contracts.

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

In January 2006, we entered into a Step 3 Collaboration contract, or Step 3 Contract, with Nissan to further develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. We provided work pursuant to the Step 3 Contract between January 1, 2006 and September 30, 2006. Under the Step 3 Contract, Nissan was obligated to pay us $2.7 million upon execution of the contract and an additional $240,000 on July 31, 2006 for the work we performed. Nissan paid us $2.7 million in March 2006. The payments above do not include the cost of our products ordered by Nissan for testing that were invoiced separately. Revenue was recognized ratably over the duration of the contract as engineering services were rendered and for product deliveries also ratably from the delivery date to the completion of the engineering services pursuant to the Step 3 Contract, which was September 30, 2006. During the three and six months ended September 30, 2006, we recognized $983,000 and $2.0 million, respectively, as revenue and have completed all work related to this contract. The Company recorded $983,000 as revenue in fiscal 2006 pursuant to the Step 3 Collaboration contract.

Under the Step 3 Contract, we granted Nissan a non-exclusive license to the final MEA product and the final MEA product assembly process developed by Hoku to enable Nissan to manufacture MEA products using our processes and incorporating Hoku Membranes. We retained title to our Hoku Membranes, Hoku MEAs and the final MEA product assembly process developed under this agreement. We also agreed not to sell separately any of our products incorporated into our Hoku MEAs to any automotive company for any commercial purpose, other than testing and evaluation of these products, until September 30, 2006. There were no such restrictions on our ability to sell our Hoku MEAs to automotive companies other than the Hoku MEA we developed with Nissan. Nissan has no obligation under the Step 3 Contract to sell or promote our products.

We expect that our Step 3 Contract with Nissan, which ended on September 30, 2006, will be our final engineering service contract with Nissan; however, Nissan may continue to purchase our products for testing. At this time, we do not believe we will receive any meaningful revenue from Nissan in the foreseeable future. In addition, Nissan may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. As of September 30, 2006, there are no additional costs or obligations to Nissan.

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

As of September 30, 2006, the U.S. Navy had officially accepted the 11 fuel cell power plants and commenced demonstration of 10 of these fuel cell power plants at Pearl Harbor. The aggregate amount of the contract is $4.5 million, of which $2.5 million has been classified as deferred revenue as of September 30, 2006. As of September 30, 2006, we had received $3.0 million in payments. We recognized $934,000 in revenue during the six months ended September 30, 2006. As of November 1, 2006, we received an additional $328,000 from the U.S. Navy. We expect that the contract will be completed by August 2007.

In connection with the U.S. Navy’s exercise of its options, on September 30, 2005, we notified IdaTech of our intent to extend our subcontract with them to build an additional 11 fuel cell power plants incorporating Hoku MEA, for which we paid IdaTech $463,000, and to provide services in connection with the operation and maintenance of 10 of these fuel cell power plants over a 12-month period, for which we have agreed to pay IdaTech $125,000 over the service period.

On March 2, 2006, we entered into an Amendment of Solicitation/Modification of Contract with the U.S. Navy pursuant to which the U.S. Navy extended the delivery date of its two options from March 2006 to September 2006 and March 2007 to September 2007 for options one and two, respectively. In addition, the total cost of the contract was decreased by $8,000. The change was primarily due to a delay in finalizing the demonstration site selection, preparation and logistics for the second option with the U.S. Navy.

We retain all intellectual property related to our Hoku Membranes and Hoku MEAs. We also retain the rights to any invention that is conceived while performing the work under this contract; however, the U.S. Government has a non-exclusive, non-transferable, irrevocable, paid-up license to use the invention throughout the world. This contract is ongoing, but the U.S. Navy may terminate the contract, in whole or in part, if it is determined that the termination is in the U.S. Government’s interest.

IdaTech, LLC In April 2005, we entered into a subcontract with IdaTech to specify the work that IdaTech will perform in connection with our prime contract with the U.S. Navy. We selected IdaTech based upon its focus on stationary applications, integrated fuel processor technology and experience in developing and demonstrating fuel cell technologies for the U.S. Department of Defense. Under the subcontract, IdaTech agreed to provide the necessary personnel, facilities, equipment, materials, data, supplies and services to integrate our Hoku MEAs within IdaTech’s fuel cell stacks and integrated fuel cell systems. We have agreed to pay IdaTech $380,000 in installments upon completion of certain phases outlined in this contract. The contract was extended when the U.S. Navy exercised the options described above. In accordance with the contract extension, we agreed to pay IdaTech $473,000 to purchase an additional 11 fuel cell power plants. We have also agreed to pay IdaTech $125,000, because the U.S. Navy exercised its option to have us operate and maintain 10 fuel cell power plants. On March 7, 2006, we entered into Amendment No. 1 to our agreement with IdaTech pursuant to which the statement of work in our subcontract with IdaTech was revised to allow us to complete the assembly of the IdaTech fuel cell stack, and the final integration of the stack into the IdaTech fuel cell system at our facility in Kapolei, Hawaii. In addition, the schedule of deliverables was amended to provide for the delay in commencement of the U.S. Navy demonstration described above, and the total cost of the subcontract was reduced by $10,000. As of September 30, 2006 we have paid $759,000 of the $968,000 due to Idatech pursuant to the agreement. In October 2006, we made an additional payment of $84,000 to Idatech. This contract will terminate if our contract with the U.S. Navy terminates, in which case we are required to pay IdaTech for costs incurred up to the date of termination.

Additional Customers We continue to have discussions with a total of twelve customers including Sanyo, Nissan and the U.S. Navy, which includes IdaTech, who are testing Hoku Membrane and/or Hoku MEA. We are actively continuing discussions with a thirteenth original equipment manufacturer, or OEM, that previously tested earlier versions of Hoku Membranes and Hoku MEAs regarding future testing of newer versions of these products, and other OEMs that may begin testing our products in the future. We have not disclosed the names of these customers; however, these customers are focused on building stacks and systems for automotive, stationary and micro fuel cell applications. They have purchased our Hoku Membrane and/or Hoku MEAs for testing and evaluation. To date, none of these customers has sold a commercial fuel cell system incorporating our Hoku Membrane or Hoku MEA. In addition, we believe that the total number of membranes and MEAs to be sold to OEMs in the next 6 to 12 months may be lower than we had previously anticipated. Although we continue to commit resources to our fuel cell products, in light of the uncertainty in the timing of significant sales, we have begun to scale back our expenditures and investments in our fuel cell business, and we intend to focus increasingly on our polysilicon and solar businesses. We continue to have product testing relationships with customers in the United States, Canada, Japan, Korea and Germany.

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

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of employee compensation, including stock-based compensation for executive, sales and marketing, finance and administrative personnel. Other significant costs include insurance costs, professional fees for accounting, legal and consulting services and insurance costs. We expect our selling, general and administrative expenses to increase significantly due to increased staffing and the costs associated with operating as a publicly traded company. In addition, we expect our selling, general and administrative expenses to increase by a significant factor as a result of our planned entry into the PV module and polysilicon markets.

Research and Development Expenses

Research and development expenses consist primarily of employee compensation, including stock-based compensation, for research and development personnel. Other significant costs include facility costs, the cost of supplies and materials and depreciation. We expense research and development expenses as they are incurred. We expect our research and development expenses to increase significantly as we enhance our current products, research new products and hire additional employees. In addition, we expect to invest in the research and development of new solar products, which will result in a significant increase in our research and development expenses in the future.

Results of Operations

Three Months Ended September 30, 2006 and 2005

Revenue Revenue was $1.9 million for the three months ended September 30, 2006 compared to $1.3 million for the same period in 2005. The amount for the three months ended September 30, 2006 was principally comprised of revenue from contracts with Nissan and the U.S. Navy of $997,000 and $896,000, respectively, compared to $1.3 million from contracts with Nissan for the same period in the 2005.

Cost of Revenue Cost of revenue was $997,000 for the three months ended September 30, 2006 compared to $220,000 for the same period in 2005. The costs primarily related to Nissan and U.S. Navy contracts in the three months ended September 30, 2006 and primarily related to Nissan contracts in for the same period in 2005, consisting of manufacturing expenses, including employee compensation and supplies and materials. The increase was primarily a result of the recognition of costs related to the U.S. Navy contract.

Selling, General and Administrative Expenses Selling, general and administrative expenses were $703,000 for the three months ended September 30, 2006 compared to $476,000 for the same period in 2005. The increase of $227,000 was primarily due to increases in professional fees consisting principally of accounting, legal, and other service fees related to the annual report of $116,000, franchise taxes of $19,000, travel expenses of $17,000 and insurance of $9,000. In addition, employee and director compensation increased by $75,000 and $60,000, respectively. The increase in employee compensation includes payroll and stock-based compensation, primarily due to pay increases and bonuses to employees, and the director compensation were stock awards granted to the independent members of our Board of Directors. The increase was offset by $57,000 related to the redeployment of personnel (e.g. payroll related costs) and the application of other direct and indirect charges previously captured in selling, general and administrative expenses prior to the establishment of contracts, to existing customer contracts which have been recorded in costs of uncompleted contracts or cost of service and license revenue and by a reduction of marketing expenditures of $14,000.

Research and Development Expenses Research and development expenses were $254,000 for the three months ended September 30, 2006 compared to $444,000 for the same period in 2005. The decrease of $190,000 was primarily due to the redeployment of personnel (e.g. payroll related costs) and the application of other direct and indirect charges previously captured in selling, general and administrative expenses prior to the establishment of contracts, to existing customer contracts which have been recorded in costs of uncompleted contracts or cost of service and license revenue of $204,000. The decrease was offset by an increase of depreciation of $13,000.

Interest and Other Income Interest and other income was $272,000 for the three months ended September 30, 2006, compared to $91,000 for the same period in 2005. The increase of $181,000 was primarily due to higher average cash equivalent and short-term investment balances and, to a lesser extent, higher interest rates earned on short-term investment balances.

Six Months Ended September 30, 2006 and 2005

Revenue Revenue was $3.1 million for the six months ended September 30, 2006 compared to $2.4 million for the same period in 2005. The amount for the six months ended September 30, 2006 was principally comprised of revenue from contracts with Nissan and the U.S. Navy of $2.0 million and $934,000, respectively, compared to $2.4 million from contracts with Nissan for the same period in the 2005.

Cost of Revenue Cost of revenue was $1.3 million for the six months ended September 30, 2006 compared to $364,000 for the same period in 2005. The costs primarily related to Nissan and U.S. Navy contracts in the six months ended September 30, 2006 and primarily related to Nissan contracts in for the same period in 2005, consisting of manufacturing expenses, including employee compensation and supplies and materials. The increase was primarily a result of the recognition of costs related to the U.S. Navy contract.

Selling, General and Administrative Expenses Selling, general and administrative expenses were $1.4 million for the six months ended September 30, 2006 compared to $989,000 for the same period in 2005. The increase of $439,000 was primarily due to increases in professional fees consisting principally of accounting, legal, and other service fees related to the annual report of $403,000, insurance costs of $79,000, travel expenses of $44,000 and franchise taxes of $29,000. In addition, employee and director compensation increased by $136,000 and $60,000, respectively. The increase in employee compensation includes payroll and stock-based compensation, primarily due to pay increases and bonuses to employees, and the director compensation were stock awards granted to the independent members of our Board of Directors. The increase was offset by $82,000 related to the redeployment of personnel (e.g. payroll related costs) and the application of other direct and indirect charges previously captured in selling, general and administrative expenses prior to the establishment of contracts, to existing customer contracts which have been recorded in costs of uncompleted contracts or cost of service and license revenue, and by a reduction in stock-based compensation of $225,000 related to officers’ common stock that was subject to our right to repurchase. As of September 30, 2006, no shares held by these officers remained subject to our right to repurchase.

Research and Development Expenses Research and development expenses were $528,000 for the six months ended September 30, 2006 compared to $689,000 for the same period in 2005. The decrease of $161,000 was primarily due to the redeployment of personnel (e.g. payroll related costs) and the application of other direct and indirect charges previously captured in selling, general and administrative expenses prior to the establishment of contracts, to existing customer contracts which have been recorded in costs of uncompleted contracts or cost of service and license revenue of $235,000, and by a reduction in stock-based compensation of $47,000 related to an officer’s common stock that was subject to our right to repurchase. As of September 30, 2006, no shares held by this officer remained subject to our right to repurchase. The decrease was offset by an increase in an increase in supplies, services and equipment costs of $74,000, depreciation expense of $26,000 and employee compensation of $21,000, which includes payroll and stock-based compensation, primarily due to pay increases and bonuses to employees.

Interest and Other Income Interest and other income was $543,000 for the six months ended September 30, 2006, compared to $128,000 for the same period in 2005. The increase of $415,000 was primarily due to higher average cash equivalent and short-term investment balances and, to a lesser extent, higher interest rates earned on short-term investment balances.

Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, or SFAS 109, Accounting for Income Taxes, which establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS 109, we recognize federal and state current tax liabilities based on our estimate of taxes payable to or refundable by each tax jurisdiction in the current fiscal year.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities at the tax rates we expect to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. Our ultimate realization of deferred tax assets depends upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the best available objective evidence, it is more likely than not that our remaining net deferred tax assets will not be realized. Accordingly, we continue to provide a valuation allowance against our net deferred tax assets as of September 30, 2006.

During the three and six months ended September 30, 2006 and 2005, respectively, the Company qualified as a “Hawaii Qualified High Technology Business,” which provides potential tax credits to its investors as well as certain tax credits to the Company for qualified research and experimentation, or R&E costs. We recorded Hawaii R&E tax credits in the amounts of $42,000 and $51,000 for the three months ended September 30, 2006 and 2005, respectively, and $209,000 and $109,000 during the six months ended September 30, 2006 and 2005, respectively. As our business transitions from research and experimentation to commercial production, we will no longer qualify for additional tax credits through this program.

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

Liquidity and Capital Resources

We had net income for the six months ended September 30, 2006 and fiscal 2006; however, we previously incurred net losses in each other fiscal year since our inception. As of September 30, 2006, we had an accumulated deficit of $4.5 million. Fluctuations in quarterly revenue are expected to continue in future periods due to uncertainty regarding the level and the timing of revenue from customer contracts and achievement of contract milestones. We expect that our Testing Agreement with Sanyo, which ended in July 2006, and Nissan, which ended in September 2006, will be our final engineering service contracts with the respective companies; however, Sanyo and Nissan may continue to purchase our products for testing. At this time, we do not believe we will receive any meaningful revenue from Sanyo or Nissan in the foreseeable future. In addition, Sanyo and Nissan may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. As of September 30, 2006, there are no additional costs or obligations to Sanyo or Nissan.

In addition, we expect that we will need to increase our efforts in growing our customer base. We will also need to raise approximately $250 million to successfully complete our planned construction of PV modules and polysilicon manufacturing facilities. See “Solar and Polysilicon Facilities” below. The result is that we expect our costs to increase significantly, which may result in further losses on a quarterly or annual basis.

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

Net Cash Provided By (Used In) Operating Activities Net cash used in operating activities was $911,000 for the six months ended September 30, 2006, compared to net cash provided by operating activities of $5.5 million for the same period in 2005. The decrease of $6.4 million was primarily a result of the collection of accounts receivable in the six months ended September 30, 2005 and a reduction of accrued expenses related to the payment for our facility in Kapolei.

Net Cash Provided By (Used In) Investing Activities Net cash provided by investing activities was $1.6 million for the six months ended September 30, 2006, compared to net cash used in investing activities of $26.6 million for the same period in 2005. The increase of $28.2 million in net cash provided was primarily a result of a reduction in the amount of net purchases of short-term investments and acquisitions of property and equipment.

Net Cash Provided By Financing Activities Net cash provided by financing activities was $2,000 for the six months ended September 30, 2006, compared to $18.6 million for the same period in 2005. The decrease of $18.6 million is primarily due to proceeds from initial public offering and over-allotment, net of underwriting discounts and commissions, which was off-set by initial public offering costs which were incurred in the prior year period.

Contractual Obligations

As of September 30, 2006, there has been no material change in our outstanding contractual obligations since March 31, 2006.

In October 2006, we terminated our operating lease related to testing equipment. We exercised a buy-out provision in the amount of $109,000 for one of the previously leased test equipment and returned the rest. The purchased equipment was recorded as an asset on our books and will be depreciated over two years, the expected remaining useful life.

As of October 15, 2006, our remaining contractual obligation is an operating lease for a printer with the aggregate total payment of $3,000.

In August 2006, we awarded a contract to CH2M HILL Lockwood Greene to provide engineering and related services for our planned polysilicon production plant. The contract’s initial value is approximately $255,000; however, we expect to require additional services from CH2M HILL Lockwood Greene to complete the design and construction of our planned polysilicon production plant. In October 2006, we executed an agreement with Spire Corporation, a U.S. solar equipment manufacturer, for the purchase of a photovoltaic module production line for approximately $2.0 million. The production line will enable us to manufacture up to 15 megawatts of photovoltaic modules each year and is scheduled to be delivered in the first half of calendar year 2007. We may install the equipment in our facility in Hawaii until the planned facility with a module production capacity of 30 MW per year in Idaho is completed.

In October 2006, we executed a contract to purchase solar cells manufactured in Taiwan from Swiss Wafers AG for approximately $2.8 million. Subsequent to the agreement, we and Swiss Wafers AG, mutually agreed to terminate the contract as Swiss Wafers AG was unable to secure the type of solar cells contemplated for purchase under the agreement.

In October 2006, we also executed a contract to purchase solar cells manufactured in Taiwan from E-Ton Solar Tech Co., Ltd. for approximately $2.8 million. These cells will be delivered later this calendar year and we expect to use the cells in our initial module product line in the first half of calendar year 2007.

Solar and Polysilicon Facilities

In May 2006, we announced our intention to form an integrated PV module business to complement our fuel cell business. This planned expansion includes developing manufacturing capabilities and the eventual planned manufacture of polysilicon, PV cells and PV modules. To date, our business has solely been focused on the stationary and automotive fuel cell markets and we have no experience in the PV module and polysilicon businesses. In order to be successful we will need to devote substantial management time, resources and funds to this planned expansion. In August 2006, we awarded a contract to CH2M HILL Lockwood Greene to provide engineering and related services for our planned polysilicon production plant. The contract’s initial value is approximately $255,000; however, we expect to require additional services from CH2M HILL Lockwood Greene to complete the design and construction of our planned polysilicon production plant. In October 2006, we executed an agreement with Spire Corporation, a U.S. solar equipment manufacturer, for the purchase of a photovoltaic module production line for approximately $2.0 million. The production line will enable us to manufacture up to 15 megawatts of photovoltaic modules each year and is scheduled to be delivered in the first half of calendar year 2007.

In October 2006, we executed a contract to purchase solar cells manufactured in Taiwan from Swiss Wafers AG for approximately $2.8 million. Subsequent to the agreement, we and Swiss Wafers AG, mutually agreed to terminate the contract as Swiss Wafers AG was unable to secure the type of solar cells contemplated for purchase under the agreement.

In October 2006, we also executed a contract to purchase solar cells manufactured in Taiwan from E-Ton Solar Tech Co., Ltd. for approximately $2.8 million. These cells will be delivered later this calendar year and we expect to use the cells in our initial module product line in the first half of calendar year 2007.

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

We are in discussions with leading solar ingot, wafer and cell companies for contracts to supply polysilicon from our planned Idaho plant. We still plan to finance a significant portion of our polysilicon plant construction costs through customer prepayments and debt. However, we have begun investing our own cash resources into this project, and expect that we will continue to do so in advance of signing these customer contracts and securing the debt.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q and Regulation S-X. The preparation of these financial statements requires us to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Revenue Recognition We recognize revenue under Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable and collectibility of the arrangement fee is reasonably assured.

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

Stock-Based Compensation We account for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), Share-Based Payment. We account for stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation , and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services Under FASB Statement No. 123 .

In accordance with SFAS 123(R), the fair value of stock options granted to our employees and non-employees is determined using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of several subjective assumptions including the expected life of the option and the expected volatility of the option at the time the option is granted. The fair value of our stock options, as determined by the Black-Scholes option pricing model is expensed over the requisite service period, which is generally five years.

Prior to our initial public offering, there was an absence of an active market for our common stock, and therefore our board of directors estimated the market value of our common stock on the date of grant of the stock option based on several factors, including progress and milestones achieved in our business and sales of our preferred stock. We did not obtain contemporaneous valuations from a valuation specialist during this period. Subsequent to our initial public offering, the market value is based on the active market for our common stock. In addition, we have assumed a volatility of 100% based on competitive benchmarks and management judgment and an expected life based on the average of the typical vesting period and the option’s contractual life which ranges from 6.5 to 7.5 years.

The assumptions used in calculating the fair value of our stock options represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, changes in these inputs and assumptions can materially affect the measure of the estimated fair value of our stock options. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Furthermore, this accounting estimate is reasonably likely to change from period to period as further stock options are granted and adjustments are made for stock option forfeitures and cancellations. In accordance with SFAS 123(R), we do not record any deferred stock-based compensation on our balance sheet for our stock options.

We expect to incur an aggregate of $2.1 million of future stock-based compensation expense associated with unvested stock options outstanding as of September 30, 2006 through fiscal 2012 as set forth in the table below. We expect that some of the amounts noted below will be included as costs of delivering our products and services and as such, will be deferred and recognized as cost of revenue in conjunction with the recognition of revenue.

Period Ending September 30,
2007	2008	2009	2010	2011	Total
(in thousands)
$ 750	$625	$472	$173	$52	$2,072

We expect our stock-based compensation expense from stock options to increase as we expand our operations and hire new employees. These expenses will increase our overall expenses and may increase our losses for the foreseeable future. As stock-based compensation is a non-cash expense, it will not have any effect upon our liquidity or capital resources.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application for voluntary changes in accounting principle unless it is impracticable to do so. In addition, indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS 154 as of fiscal 2006 and it has not had a material effect on our financial position or results of operations.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The effective date of this interpretation is the first fiscal year that begins after December 15, 2006. We do not believe the adoption of this interpretation will have a significant impact to our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of April 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We do not believe the adoption of this interpretation will have a significant impact to our financial statements.

Off-Balance Sheet Arrangements

We have never engaged in off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including auction instruments, corporate and government bonds and certificates of deposit. Our cash and cash equivalents and short-term investments as of September 30, 2006 were $21.6 million and were invested in government and corporate bonds and commercial paper. As all of our contracts are denominated in U.S. dollars, there is no associated currency risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures As an early stage private company, we have historically had limited accounting personnel and other resources with which to address internal controls and procedures. As a result, when our former independent registered public accounting firm audited our financial statements for the fiscal years ended March 31, 2005, 2004, 2003, and 2002, they identified in their report to our audit committee a “reportable condition,” which primarily related to the fact that we did not have the appropriate financial management and reporting infrastructure in place to accurately and properly record and provide comprehensive financial information in accordance with U.S. generally accepted accounting principles. As a result, a number of material audit adjustments to our financial statements were identified during the course of the audit. Had we at the time been a publicly-traded company, this “reportable condition” would have been characterized as a “material weakness” in internal controls. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Changes in Internal Control over Financial Reporting There was no change in our internal controls over financial reporting during the three months ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures Our management, including our chief executive officer and chief financial officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistakes. Controls can also be circumvented by the individual acts of some persons, or by collusion of two or more people. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any legal proceeding.

ITEM 1A. RISK FACTORS

In addition to the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

Risks Related to Our Business

We have a limited operating history, and if we are unable to generate significant revenue, we may not maintain profitability.

We were incorporated in March 2001 and have a limited operating history. We had net income of $616,000 and $1.3 million during the six months ended September 30, 2006 and fiscal 2006, respectively, however we incurred cumulative net losses since our inception through March 31, 2005. Fluctuations in quarterly and annual revenue are expected to continue in future periods due to uncertainty regarding the level and the timing of revenue from customer contracts and achievement of contract milestones in our fuel cell business. In addition, we expect that we will need to increase our efforts in growing our fuel cell customer base. Furthermore, our planned entry into the PV module and polysilicon markets will require us to spend additional amounts to support the construction of facilities to manufacture PV cells and modules, and polysilicon, the purchase of capital equipment, fund new sales and marketing efforts, pay for additional operating costs, and significantly increase our headcount. In August 2006, we awarded a contract to CH2M HILL Lockwood Greene to provide engineering and related services for our planned polysilicon production plant. The contract’s initial value is approximately $255,000; however, we expect to require additional services from CH2M HILL Lockwood Greene to complete the design and construction of our planned polysilicon production plant. In October 2006, we executed an agreement with Spire Corporation, a U.S. solar equipment manufacturer, for the purchase of a photovoltaic module production line for approximately $2.0 million. In October 2006, we also executed a contract to purchase solar cells manufactured in Taiwan from E-Ton Solar Tech Co., Ltd. for approximately $2.8 million. The result is that we expect our costs to increase significantly, which may result in further losses on a quarterly or annual basis.

To date, our customers have not commercially deployed products incorporating our Hoku MEAs or Hoku Membranes, and we have not sold any products commercially. We expect that our Testing Agreement with Sanyo Electric Co., Ltd., or Sanyo, which ended in July 2006, and Nissan Motor Co. Ltd., or Nissan, which ended in September 2006, will be our final engineering service contracts with the respective companies; however, Sanyo and Nissan may continue to purchase our products for testing. At this time, we do not believe we will receive any meaningful revenue from Sanyo or Nissan in the foreseeable future. In addition, Sanyo and Nissan may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. If we are unable to generate significant revenue or maintain profitability, we will not be able to sustain our operations.

Our operating results have fluctuated in the past, and we expect a number of factors to cause our operating results to fluctuate in the future, making it difficult for us to accurately forecast our quarterly and annual operating results.

Our revenue, operating results and cash flows depend upon the size and timing of customer orders and payments and the dates of product deliveries and achievement of contractual milestones. Fluctuations in quarterly and annual revenue are expected to continue in future periods due to uncertainty regarding the level and the timing of revenue from fuel cell customer contracts and achievement of fuel cell contract milestones. In addition, we expect that we will need to increase our efforts in growing our customer base. Furthermore, our planned entry into the PV module and polysilicon markets will require us to spend additional amounts to support the construction of facilities, the purchase of capital equipment, fund new sales and marketing efforts, pay for additional operating costs, and significantly increase our headcount. The result is that we expect our costs to increase significantly, which may result in further losses on a quarterly or annual basis.

To date, we have derived substantially all our revenue through contracts related to fuel cell testing and engineering services with Sanyo and Nissan. We expect that our Testing Agreement with Sanyo which ended in July 2006, and Nissan which ended in September 2006, will be our final engineering service contracts with the respective companies; however, Sanyo and Nissan may continue to purchase our products for testing. At this time, we do not believe we will receive any meaningful revenue from Sanyo or Nissan in the foreseeable future. In addition, Sanyo and Nissan may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all.

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

In May 2006, we announced our intention to form an integrated PV module business to complement our fuel cell business. This planned expansion includes developing manufacturing capabilities and the eventual planned manufacture of polysilicon, PV cells and PV modules. To date, our business has solely been focused on the stationary and automotive fuel cell markets and we have no experience in the PV cell, PV module and polysilicon businesses. In order to be successful we will need to devote substantial management time, resources and funds to this planned expansion. In August 2006, we awarded a contract to CH2M HILL Lockwood Greene to provide engineering and related services for our planned polysilicon production plant. The contract’s initial value is approximately $255,000; however, we expect to require additional services from CH2M HILL Lockwood Greene to complete the design and construction of our planned polysilicon production plant. In October 2006, we executed an agreement with Spire Corporation, a U.S. solar equipment manufacturer, for the purchase of a photovoltaic module production line for approximately $2.0 million. In October 2006, we also executed a contract to purchase solar cells manufactured in Taiwan from E-Ton Solar Tech Co., Ltd. for approximately $2.8 million. We are at an early planning stage of this expansion and at any point in time we may conclude that such expansion is not financially or technologically feasible and abandon our efforts to establish an integrated PV module business. Such abandonment after substantial investment of time and resources could harm our business. Even if successful, the diversion of management’s efforts, our resources and funds could harm our efforts to develop and commercialize our Hoku MEAs and Hoku Membranes.

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

We are in discussions with leading solar ingot, wafer and cell companies for contracts to supply polysilicon from our planned Idaho plant. We still plan to finance a significant portion of our polysilicon plant construction costs through customer prepayments and debt. However, we have begun investing our own cash resources into this project, and expect that we will continue to do so in advance of signing these customer contracts and securing the debt.

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

Polysilicon is an essential raw material in the production of photovoltaic, or solar, cells. Polysilicon is created by refining quartz or sand, and is typically supplied to PV cell and module manufacturers in the form of silicon ingots that are sliced into wafers, or as pre-sliced wafers. We plan to commence manufacturing PV modules at least one year before we commence manufacturing our own supply of polysilicon. In October 2006, we executed an agreement with Spire Corporation, a U.S. solar equipment manufacturer, for the purchase of a photovoltaic module equipment and technical support for approximately $2.0 million. The equipment will enable us to manufacture up to 15 megawatts of photovoltaic modules each year and is scheduled to be delivered in the first half of calendar year 2007. We may install the equipment in our facility in Hawaii until our planned facility with a module production capacity of 30 MW per year in Idaho is completed. In October 2006, we also executed a contract to purchase solar cells manufactured in Taiwan for approximately $2.8 million. These cells will be delivered later this calendar year. We plan to use the cells in our initial module production release, which we may manufacture using the equipment purchased by Spire Corporation, or by outsourcing to a third party original equipment manufacturer, which may result in revenue from solar module sales in the first half of calendar year 2007. Although we were able to secure these solar cells from Taiwan, there is currently an industry-wide shortage of polysilicon, which has resulted in a limited supply of, and significant price increases for, polysilicon, solar wafers and solar cells. We may be unable to obtain sufficient quantities of polysilicon, solar wafers or solar cells to commence full-scale manufacturing of our PV modules in 2007. Except for the limited quantity of cells, we do not currently have any contracts to purchase polysilicon ingots, wafers, or solar cells. Our inability to obtain sufficient polysilicon, ingots, wafers or cells at commercially reasonable prices or at all would adversely affect our ability to commence manufacturing our PV module products in 2007, and prevent us from meeting potential customer demand for our products or to provide products at competitive prices, and may delay our entry into the PV module business, thereby seriously harming our business, financial condition and results of operations.

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

We expect to depend on the U.S. Navy for substantially all our revenue for the foreseeable future, and if the U.S. Navy terminates its contract with us, our business will be harmed.

In March 2005 we were awarded a contract with the U.S. Navy. Our contract with the U.S. Navy is expected to be completed by August 2007. We anticipate that substantially all our revenue for the foreseeable future will be derived from our contract with the U.S. Navy. If the U.S. Navy terminates its contract with us for any reason, our revenue would be reduced and our business would be harmed.

In December 2005, we successfully completed the remaining milestones in our initial contract with the U.S. Navy, which required the development of a prototype stationary fuel cell system manufactured by IdaTech LLC and incorporating Hoku MEA. In coordination with IdaTech LLC, we began manufacturing 11 fuel cell systems that incorporate Hoku MEA, 10 of which are being field tested by us for the U.S. Navy over a twelve-month period. As of September 30, 2006, the U.S. Navy had officially accepted 11 fuel cell power plants and commenced demonstration of 10 of these fuel cell power plants at Pearl Harbor.

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

To date, the majority of our revenue has been derived from a few customers, and our customers have spent a significant amount of time considering a wide range of issues before committing to contracts for the testing and evaluation of our fuel cell products. Further, these customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes. We expect that our sales process with potential new customers will continue to require significant technical review, assessment of competitive products and approval at a number of management levels within their organizations. In addition, we believe that the total number of systems to be sold by the original equipment manufacturers in the next 6 to 12 months may be lower than we had previously anticipated. Although we continue to devote resources to the further development of our fuel cell products, in light of the uncertainty in the timing of significant sales, we have begun to scale back our expenditures and investments in our fuel cell business and we intend to focus increasingly on our polysilicon and solar businesses. As a result, our sales cycle will likely range from six to nine months, and in some cases even longer, and it will be very difficult to predict whether and when any particular transaction might be completed.

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

We will need to raise approximately $250 million to fund the construction of our planned PV cell and module and polysilicon production facilities, and to purchase capital equipment for the manufacture of PV cells, PV modules and polysilicon, and we may need to raise additional funds in the future to support the growth of these businesses. We are in discussions with leading solar ingot, wafer and cell companies for contracts to supply polysilicon from our planned Idaho plant. We still plan to finance a significant portion of our polysilicon plant construction costs through customer prepayments and debt. However, we have begun investing our own cash resources into this project, and expect that we will continue to do so in advance of signing these customer contracts and securing the debt. If we are unable to raise $250 million, then we will not be able to enter the PV module and polysilicon markets in accordance with our current plans.

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

If government incentives to locate our planned polysilicon plant in Idaho are not realized then the costs of establishing our plant may be higher than we currently estimate.

The State of Idaho and the municipal governments have offered us a variety of incentives to attract Hoku Solar and Hoku Materials, including tax incentives, financial support for infrastructure improvements around the facilities, and grants to fund the training of new employees. We have not entered into any definitive agreements with the State of Idaho or any municipal government and we may not realize the benefits of these offered incentives. If we are unable to realize these incentives the costs of establishing our planned polysilicon plant in Idaho may be higher than we currently estimate.

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

We expect that our Testing Agreement with Sanyo, which ended in July 2006, and Nissan, which ended in September 2006, will be our final engineering service contracts with the respective companies; however, Sanyo and Nissan may continue to purchase our products for testing. At this time, we do not believe we will receive any meaningful revenue from Sanyo or Nissan in the foreseeable future. In addition, Sanyo and Nissan may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all.

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

The market for PV modules is competitive and continually evolving. As a new entrant to this market, we expect to face substantial competition from companies such as SunPower Corporation, BP Solar International Inc., Evergreen Solar, Inc., Mitsubishi Electric Corporation, Q-Cells AG, Renewable Energy Corporation ASA, Sanyo Electric Co., Ltd., Sharp Electronics Corp., SolarWorld AG, Suntech Power Holdings Co., Ltd., and other new and emerging companies in Asia, North America and Europe. All of our known competitors are established players in the solar industry, and have a stronger market position than ours and have larger resources and recognition than we have. In addition, universities, research institutions and other companies are developing alternative technologies such as thin films and concentrators, which may compete with the products we are planning to introduce. Furthermore, the PV module market in general competes with other sources of renewable energy and conventional power generation.

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

All of our operations are currently located in Hawaii, which is subject to the potential risk of earthquakes, hurricanes, tsunamis, floods and other natural disasters. The occurrence of an earthquake, hurricane, tsunami, flood or other natural disaster at or near our facility in Hawaii could result in damage, power outages and other disruptions that would interfere with our ability to conduct our business, including impairing our ability to develop and manufacture our fuel cell products. In October 2006, Hawaii suffered a major earthquake causing significant damage throughout the state. Our facilities and operations; however, did not suffer any damage. Any significant and prolonged disruption resulting from these events would cause delays in the manufacture and shipment of our fuel cell products.

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

Sales to companies in Japan accounted for over 69% of our revenue in the six months ended September 30, 2006 and substantially all of our revenue for fiscal 2006, 2005 and 2004. Based on our previous contracts, we believe that there is a possibility that international sales will account for a significant percentage of our revenue. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

Our stock price is volatile and since our initial public offering on August 5, 2005 to October 31, 2006, our stock has traded in the range of $2.12 to $13.43 per share. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-124423), that was declared effective by the Securities and Exchange Commission on August 5, 2005. We registered 4,830,000 shares of our common stock with a proposed maximum aggregate offering price of $43.5 million, of which we sold 3,683,200 shares at $6.00 per share and an aggregate offering price of $22.1 million. The offering was completed after the sale of 3,683,200 shares. Piper Jaffray & Co. was the book-running managing underwriter of our initial public offering and SG Cowen & Co., LLC and Thomas Weisel Partners LLC, acted as co-managers. Of this amount, $1.5 million was paid in underwriting discounts and commissions, and an additional $2.0 million of expenses were incurred, of which $1.7 million and $317,000 was incurred during fiscal 2006 and 2005, respectively. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. As of September 30, 2006, we had applied the aggregate net proceeds of $18.6 million from our initial public offering as follows:

•	approximately $4.6 million was used for the construction and build-out of our combined office, research and development and manufacturing facility and the purchase of production equipment;

•	approximately $8.3 million was used for working capital; and

•	the remainder of the net proceeds from the offering, approximately $5.7 million, remains invested in short-term investments accounts.

The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries and bonuses in the ordinary course of business.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2006 Annual Meeting of the Stockholders of Hoku Scientific was held on September 7, 2006 for the following purposes:

1.	To elect one director to hold office until the 2009 Annual Meeting of Stockholders.

2.	To approve an amendment to our 2005 Equity Incentive Plan to permit stock awards to be granted to members of our Board of Directors.

3.	To ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending March 31, 2007.

4.	To transact such other business as may properly come before the meeting, or at any adjournments or postponements thereof.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations.

The final vote on the proposals was recorded as follows:

Proposal 1:

The election of one director to hold office until the 2009 Annual Meeting of Stockholders was approved by the following vote:

Nominee	For	Withheld
Lloyd M. Fujie	14,948,573	88,929

Proposal 2:

An amendment to our 2005 Equity Incentive Plan to permit stock awards to be granted to members of our Board of Directors was approved by the following vote:

For	Against	Abstain	Broker Non-Votes
7,768,356	712,693	24,911	7,704,352

Proposal 3:

The selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending March 31, 2007 was ratified by the following vote:

For	Against	Abstain
15,007,378	27,784	2,340

Item 5. OTHER INFORMATION

Pursuant to a Consulting Agreement, dated August 20, 2006, by and between Hoku and Paul Yonamine, a former member of our Board of Directors, Mr. Yonamine has agreed to make introductions to senior level executives and to facilitate business discussions with companies in Japan as we may request. These services may include attending meetings in Japan, participating in conference calls, and drafting written correspondence on our behalf. In consideration for these services, all the stock options Mr. Yonamine received as a member of our Board of Directors will continue to vest in accordance with their terms as long as Mr. Yonamine continues to provide services pursuant to the Consulting Agreement. Mr. Yonamine holds stock options to purchase 19,259 shares of common stock. Mr. Yonamine will not receive any other cash or other compensation for his services. We will reimburse Mr. Yonamine for all pre-approved out-of-pocket expenses he incurs in rendering such services. The Consulting Agreement was effective as of September 7, 2006 and will terminate on September 7, 2007; however, it may be extended upon mutual consent by both parties.

The foregoing description of the Consulting Agreement is qualified in its entirety by a copy of the Consulting Agreement which is filed as Exhibit 10.34 to this Quarterly Report on Form 10-Q.

On September 22, 2006, the Board of Directors granted each of Kenton T. Eldridge and Karl E. Stahlkopf a fully-vested stock award of 6,329 shares of Common Stock and Lloyd M. Fujie a fully-vested stock award of 2,531 shares of Common Stock. Dr. Stahlkopf and Messrs. Eldridge and Fujie are each members of our Board of Directors. The stock awards were made pursuant to our 2005 Equity Incentive Plan. The stock awards to Mr. Eldridge and Dr. Stahlkopf had a market value of $25,000 on the date of grant and the stock award to Mr. Fujie had a market value of $10,000 on the date of grant.

Item 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description
10.11 (1)	2005 Equity Incentive Plan.

10.12 (2)	Form of Stock Option Agreement under the 2005 Equity Incentive Plan.

10.33 (3)	Fiscal Year 2007 Executive Incentive Compensation Plan.

10.34	Consulting Agreement, dated August 20, 2006, by and between Paul Yonamine and Hoku Scientific, Inc.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as an attachment to our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders held on September 7, 2006, as filed with the Securities and Exchange Commission on July 28, 2006, and incorporated herein by reference.
(2)	Filed as Exhibit 10.12 to our Registration Statement on Form S-1 (No. 333-124423) filed with Securities and Exchange Commission on July 13, 2005, as amended, and incorporated herein by reference.
(3)	Filed as Exhibit 10.33 to our Current Report on Form 8-K, dated July 17, 2006, and filed with the Securities and Exchange Commission on July 20, 2006, and incorporated herein by reference.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hoku Scientific, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2006.

HOKU SCIENTIFIC, INC.

/S/ DARRYL S. NAKAMOTO
Darryl S. Nakamoto
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
10.11 (1)	2005 Equity Incentive Plan.

10.12 (2)	Form of Stock Option Agreement under the 2005 Equity Incentive Plan.

10.33 (3)	Fiscal Year 2007 Executive Incentive Compensation Plan.

10.34	Consulting Agreement, dated August 20, 2006, by and between Paul Yonamine and Hoku Scientific, Inc.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as an attachment to our Definitive Proxy Statement for our 2006 Annual Meeting of Stockholders held on September 7, 2006, as filed with the Securities and Exchange Commission on July 28, 2006, and incorporated herein by reference.
(2)	Filed as Exhibit 10.12 to our Registration Statement on Form S-1 (No. 333-124423) filed with Securities and Exchange Commission on July 13, 2005, as amended, and incorporated herein by reference.
(3)	Filed as Exhibit 10.33 to our Current Report on Form 8-K, dated July 17, 2006, and filed with the Securities and Exchange Commission on July 20, 2006, and incorporated herein by reference.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hoku Scientific, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.