Form 10-Q
period 2006-12-31
HOKU SCIENTIFIC INC
filed 2007-02-14
CIK 1178336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2006

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

Common Stock, par value $0.001 per share, outstanding as of December 31, 2006: 16,491,233

HOKU SCIENTIFIC, INC.

FORM 10-Q

For the Quarterly Period Ended December 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HOKU SCIENTIFIC, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2006	March 31, 2006
	(unaudited)
Assets
Cash and cash equivalents	$225	$166
Short-term investments	17,615	22,522
Accounts receivable	511	250
Inventory	2,774	182
Costs of uncompleted contracts	1,505	2,029
Equipment held for sale	278	—
Other current assets	1,414	578

Total current assets	24,322	25,727
Property, plant and equipment, net	5,537	6,355

Other assets	—	1
Total assets	$29,859	$32,083

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$131	$495
Deferred revenue	1,719	3,989
Other current liabilities	608	207

Total current liabilities	2,458	4,691

Total liabilities	2,458	4,691

Stockholders’ equity:
Common stock, $0.001 par value as of December 31, 2006 and March 31, 2006, respectively. Authorized 100,000,000 shares as of December 31, 2006 and March 31, 2006, respectively; issued and outstanding 16,491,233 and 16,432,655 shares as of December 31, 2006 and March 31, 2006, respectively.	16	16
Additional paid-in capital	33,183	32,555
Accumulated deficit	(5,797)	(5,162)
Accumulated other comprehensive (loss)	(1)	(17)

Total stockholders’ equity	27,401	27,392

Total liabilities and stockholders’ equity	$29,859	$32,083

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Service and license revenue	$1,136	$1,727	$4,232	$4,166
Cost of service and license revenue(1)	978	349	2,254	713

Gross margin	$158	$1,378	$1,978	$3,453

Operating expenses:
Selling, general and administrative(1)	645	983	2,073	1,972
Research and development(1)	1,038	418	1,566	1,107

Total operating expenses	1,683	1,401	3,639	3,079

Income (loss) from operations	(1,525)	(23)	(1,661)	374
Interest and other income	255	196	798	324

Income (loss) before income tax benefit	(1,270)	173	(863)	698
Income tax benefit	19	29	228	138

Net income (loss)	$(1,251)	$202	$(635)	$836

Basic net income (loss) per share	$(0.08)	$0.01	$(0.04)	$0.07

Diluted net income (loss) per share	$(0.08)	$0.01	$(0.04)	$0.06

Shares used in computing basic net income (loss) per share	16,468,550	16,326,429	16,442,379	11,912,171

Shares used in computing diluted net income (loss) per share	16,468,550	16,689,548	16,442,379	14,910,593

(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$28	$14	$73	$26
Selling, general and administrative	141	198	465	626
Research and development	43	33	97	121

Total	$212	$245	$635	$773

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended December 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(635)	$836
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	180	162
Stock-based compensation	621	827
Impairment of production and research equipment and inventory	785	—
Contract termination and impairment of leasehold improvements	—	540
Changes in operating assets and liabilities:
Accounts receivable	(261)	2,208
Costs of uncompleted contracts	553	(1,358)
Inventory	(2,648)	(72)
Other current assets	(836)	(233)
Other assets	1	316
Accounts payable and accrued expenses	(364)	468
Deferred revenue	(2,270)	(1,884)
Other current liabilities	401	66

Net cash (used in) provided by operating activities	(4,473)	1,876

Cash flows from investing activities:
Proceeds from maturities of short-term investments	4,923	4,901
Purchases of short-term investments	—	(22,874)
Acquisition of property and equipment	(398)	(4,583)

Net cash provided by (used in) investing activities	4,525	(22,556)

Cash flows from financing activities:
Exercise of common stock warrants and options	7	2
Proceeds from initial public offering and over-allotment, net of underwriting discounts and commissions	—	20,552
Principal repayment of capital lease obligation	—	(6)
Initial public offering costs	—	(1,948)

Net cash provided by financing activities	7	18,600

Net increase (decrease) in cash and cash equivalents	59	(2,080)
Cash and cash equivalents at beginning of period	166	2,552

Cash and cash equivalents at end of period	$225	$472

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

The Company has historically focused its efforts on the design and development of fuel cell technologies, including its Hoku MEAs and Hoku Membranes. In May 2006, the Company announced plans to form an integrated photovoltaic, or PV, module business, and its plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, to complement the fuel cell business. The Company has reorganized its business into three business units: Hoku Fuel Cells, Hoku Solar and Hoku Materials. In February 2007, the Company incorporated Hoku Materials, Inc., or Hoku Materials as a wholly-owned subsidiary in Delaware.

Hoku Fuel Cells

Hoku Fuel Cells develops and manufactures membrane electrode assemblies, or Hoku MEA, and membranes for proton exchange membrane, or PEM fuel cells powered by hydrogen. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, the Company’s customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and the Company has not sold any products other than in connection with third party testing and evaluation.

The Company has scaled back its expenditures and investments in Hoku Fuel Cells, and has focused increasingly on Hoku Solar and Hoku Materials. In December 2006, the Company recorded an aggregate write down of equipment and inventory used by Hoku Fuel Cells of $729,000 and $56,000, respectively. In addition, the Company executed a reduction-in-force in Hoku Fuel Cells; however, charges related to the reduction-in-force were not material.

To date, the Company has received research grants from various government agencies and has also generated revenue by performing certain testing and engineering services on the application of the Company’s MEA and membrane products in certain fuel cell applications and by licensing these products for testing and evaluation.

Hoku Solar

The Company plans to combine PV cell manufacturing with a PV module assembly line to form an integrated PV module business. The Company currently plans to build and equip a facility capable of producing 30 megawatts, or MW, of solar modules per year in Pocatello, Idaho.

Spire Corporation. In October 2006, the Company entered into an agreement with Spire Corporation, a U.S. solar equipment manufacturer, for the purchase of PV module equipment and technical support for approximately $2.0 million. The equipment will enable the Company to manufacture up to 15 MW of photovoltaic modules each year and is scheduled to be delivered in the first half of calendar year 2007. The Company will initially install the equipment in its facility in Hawaii.

Swiss Wafers AG. In October 2006, the Company entered into a contract to purchase solar cells manufactured in Taiwan from Swiss Wafers AG for approximately $2.8 million. Subsequent to the agreement, the Company and Swiss Wafers AG, mutually agreed to terminate the contract as Swiss Wafers AG was unable to secure the type of solar cells contemplated for purchase under the agreement.

E-Ton Solar Tech Co., Ltd. In October 2006, the Company entered into a contract to purchase solar cells manufactured in Taiwan from E-Ton Solar Tech Co., Ltd. for approximately $2.8 million. The Company received the final shipment of these cells in December 2006. The Company plans to use the cells in its initial module product release, which the Company may manufacture using the equipment purchased from Spire Corporation, or by outsourcing to a third-party original equipment manufacturer, which may result in revenue from solar module sales in calendar year 2007.

During the three and nine months ended December 31, 2006, Hoku Solar incurred $48,000 and $101,000, respectively, in expenses primarily related to payroll, travel, and professional fees.

Hoku Materials

To ensure an adequate supply of polysilicon for Hoku Solar’s cells and modules, the Company incorporated Hoku Materials Inc., a wholly-owned subsidiary to manufacture this key material for consumption by Hoku Solar and for sale to the larger solar market. The Company anticipates the availability of polysilicon beginning in the first half of calendar year 2009.

CH2M HILL Lockwood Greene. In August 2006, the Company awarded a contract to CH2M HILL Lockwood Greene to provide initial engineering and related services for its planned polysilicon production facility. The contract’s initial value is approximately $255,000, however, the Company expects to require additional services and to incur additional expenses to complete the design and construction of its planned polysilicon production facility.

Solar-Fabrik AG. In December 2006, the Company signed a non-binding Memorandum of Understanding with Solar-Fabrik AG for the supply of solar grade polysilicon. The Company would supply polysilicon chunks to Solar-Fabrik AG over a fixed number of years at pre-determined pricing on a non-cancelable order.

City of Pocatello, Idaho. In December 2006, the Company received a letter from the city of Pocatello, Idaho outlining a variety of financial and other incentives that could be available to the Company if it ultimately completes the construction of its planned polysilicon production facility in the city of Pocatello, Idaho. This letter is not a legally binding agreement on the part of the city of Pocatello or the Company, and the various incentives described in the letter are subject to a number of risks, contingencies and uncertainties, including the negotiation of a lease for property and the actual availability of financial and other incentives, including favorable tax incentives, at the time of completion of planned construction and thereafter. In January 2007, the Company announced its selection of the city of Pocatello, Idaho as the planned location for Hoku Materials, where the Company plans to build and equip a polysilicon production facility capable of producing 2,000 metric tons of polysilicon per year. The Company had originally planned to build a facility with annual capacity of 1,500 metric tons; however, due to expected increased demand from customers, the Company has increased the planned facility capacity to 2,000 metric tons per year.

Sanyo Electric Company, Ltd. In January 2007, the Company entered into a supply agreement with Sanyo Electric Company, Ltd., or Sanyo, for the sale and delivery of polysilicon to Sanyo over a seven-year period beginning in January 2009. Under the contract, up to approximately $370 million may be payable to the Company during the seven-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The contract provides for the delivery of predetermined volumes of polysilicon to Sanyo each year at set prices from January 2009 through December 2015.

The agreement provides for an initial direct deposit of $2 million to the Company and requires that Sanyo place a further deposit of 30% of the total purchase amount less the initial deposit in an escrow account with the Bank of Hawaii pursuant to an escrow agreement. This 30% less the initial deposit is payable to the Company as an advance deposit for products delivered under the agreement in four installments upon the successful completion of certain polysilicon quality and production volume tests and certifications by the Company. The Company is required to use the total deposit for its polysilicon business. In February 2007, the Company received the initial direct deposit of $2 million and the Bank of Hawaii received the 30% of the total purchase price less the initial deposit in an escrow account from Sanyo.

Pursuant to the agreement, the Company granted Sanyo a security interest in all of the tangible and intangible assets related to Hoku Materials and all the Company’s equity interests in Hoku Materials, to serve as collateral for the Company’s obligations under the agreement. The term of the agreement is through December 2015. Each party may terminate the agreement at an earlier date under certain circumstances, including, but not limited to, the Company’s failure to secure financing within six months of the date of the agreement sufficient to procure the polysilicon production facility and equipment necessary to manufacture 1,500 metric tons of polysilicon product per annum or the bankruptcy, assignment for the benefit of creditors, liquidation or a material breach of the other party. Upon the expiration or termination of the agreement, the Company is generally required to refund to Sanyo the entire amount of the deposit and authorize the Bank of Hawaii to return the funds held in escrow, less any part of the deposit and escrow that has been applied to the purchase price of products delivered under the agreement.

Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. In January 2007, the Company entered into a contract with Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, the Company will pay up to a total of 15.7 million Euros for the reactors. The reactors are designed and engineered to produce approximately 1,500 metric tons of polysilicon per year. The Company has an option to purchase additional reactors to enable the production of an additional 500 metric tons of polysilicon per year for an additional 5.2 million Euros. The Company is required to make an initial deposit equal to 15% of the applicable purchase price within six months (June 2007) of signing the contract and open a letter of credit equal to 65% of the applicable purchase price within a similar timeframe (June 2007). Prior to payment of the initial deposit, the Company may elect not to purchase the hydrogenation reactors, in which case the purchase price shall be reduced. The reactors are expected to be delivered within 15 months after the Company pays the initial deposit. If the Company exercises its option to purchase the additional reactors then such additional reactors will be delivered within three months thereafter. The term of the contract extends until the end of the first month after the expiration date of the warranty period, but may be terminated earlier under certain circumstances.

During the three and nine months ended December 31, 2006, Hoku Materials incurred $98,000 and $139,000, respectively, in expenses that primarily consist of travel expenses and professional fees. In addition, as of December 31, 2006, Hoku Materials had incurred $220,000 related to the construction of the Idaho facility.

(b) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited condensed financial statements contain all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2006, its results of operations for the three and nine months ended December 31, 2006 and 2005, and its cash flows for the nine months ended December 31, 2006 and 2005. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period. These financial statements and notes should be read in conjunction with the Company’s financial statements for the fiscal year ended March 31, 2006 contained in the Company’s Annual Report on Form 10-K. The Company’s fiscal year ends on March 31. The Company designates its fiscal year by the year in which that fiscal year ends; e.g., fiscal year 2006 refers to the fiscal year ended March 31, 2006.

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

(d) Concentration of Credit Risk

Significant customers represent those customers that account for more than 10% of the Company’s total revenue. Nissan Motor Co. Ltd., or Nissan, accounted for $2.0 million, or approximately 47%, and the U.S. Navy accounted for $2.1 million, or approximately 49%, of total revenue for the nine months ended December 31, 2006. Nissan accounted for $4.1 million, or approximately 99%, of total revenue for the nine months ended December 31, 2005.

The primary location of business for Nissan is Japan, and the U.S. Navy is located in the United States. All contracts are denominated in U.S. dollars.

(e) Recently Issued Accounting Standards

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will adopt this interpretation on April 1, 2007. The Company does not believe the adoption of this interpretation will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of the Company’s 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of April 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company does not believe the adoption of SAB 108 will have a material impact on its financial statements.

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

The Company also provides testing and engineering services to customers pursuant to milestone-based contracts that are not multiple-element arrangements. Certain of these contracts provide for periodic invoicing as the Company completes a milestone. Customer acceptance is usually required prior to invoicing. The Company recognizes revenue for these arrangements under the completed contract method in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, or SOP 81-1. Under the completed contract method, the Company defers the contract fulfillment costs and any advance payments received from the customer and recognizes the costs and revenue in the statement of operations once the contract is complete and the final customer acceptance, if required, has been obtained.

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

In January 2006, the Company entered into a Step 3 Collaboration contract, or Step 3 Contract, with Nissan to further develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. The Company provided work pursuant to the Step 3 Collaboration contract between January 1, 2006 and September 30, 2006. Under the Step 3 Collaboration contract, Nissan was obligated to pay the Company $2.7 million upon execution of the contract and an additional $240,000 on July 31, 2006 for the work the Company performed. Nissan paid the Company $2.7 million in March 2006 and $240,000 in August 2006. The payments above do not include the cost of products to be ordered by Nissan for testing that will be invoiced separately. Revenue was recognized ratably over the duration of the contract as engineering services were rendered and for product deliveries also ratably from the delivery date to the completion of the engineering services pursuant to the Step 3 Collaboration contract, which was September 30, 2006. During the three and nine months ended December 31, 2006, the Company recognized $0 and $2.0 million, respectively, as revenue and has completed all work related to this contract. The Company recognized $983,000 as revenue in fiscal 2006 pursuant to the Step 3 Collaboration contract.

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

The Company expects that its Step 3 Contract with Nissan, which ended on September 30, 2006, will be its final engineering service contract with Nissan; however, Nissan may continue to purchase the Company’s products for testing. There were no purchases during the three months ended December 31, 2006. At this time, the Company does not believe it will receive any meaningful revenue from Nissan in the foreseeable future. In addition, Nissan may require additional testing of the Company’s Hoku Membrane and Hoku MEA products before purchasing commercial quantities of the Company’s products. The Company cannot predict when such sales will occur, if at all. As of December 31, 2006, there are no additional costs or obligations to Nissan.

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

As of December 31, 2006, the U.S. Navy had officially accepted the 11 fuel cell power plants and commenced demonstration of 10 of these fuel cell power plants at Pearl Harbor. The aggregate amount of the contract is $4.5 million, of which $1.7 million has been classified as deferred revenue as of December 31, 2006. As of December 31, 2006, the Company had received $3.3 million in payments. The Company received an additional $348,000 in payments from the U.S. Navy in January 2007. The Company began recognizing revenue in June 2006 and recognized $1.1 million and $2.1 million in revenue during the three and nine months ended December 31, 2006, respectively. The Company expects that the contract will be completed by August 2007.

Sanyo Electric Co., Ltd.

In March 2003, the Company entered into a contract with Sanyo Electric Co., Ltd., or Sanyo, to jointly develop a MEA assembly process using the Company’s Hoku Membranes for integration into Sanyo’s stationary fuel cell systems. The contract also granted Sanyo a license to its MEA assembly process to produce any non-Hoku MEA provided that Sanyo utilizes Hoku Membranes in its non-Hoku MEA. The term of the contract ends in September 2009, but will automatically renew for an additional five years unless the Company and Sanyo agree not to renew it. The Company satisfied all of the performance milestones under the contract for which Sanyo has paid the Company a total of $2.5 million that was recognized as service and license revenue in fiscal 2005. In fiscal 2006, the Company recognized $2,000 under the license agreement granted to Sanyo pursuant to the contract for product deliveries.

In December 2005, the Company entered into a material transfer and collaborative testing agreement with Sanyo, or the Testing Agreement, to allow Sanyo to conduct additional testing of newer versions of the Company’s Hoku Membrane and Hoku MEA products. The Company also agreed to collaborate with Sanyo on the testing of the Company’s products. In February 2006, pursuant to the Testing Agreement, Sanyo paid the Company a service and license fee of $260,000 for collaboration work, which did not include the cost of Hoku products to be ordered by Sanyo for testing which will be invoiced separately. Revenue was recognized ratably over the duration of the contract as engineering services were rendered and for product deliveries also ratably from the delivery date to the completion of the engineering services pursuant to the contract, which was July 31, 2006. During the three and nine months ended December 31, 2006, the Company recognized $0 and $149,000, respectively, as revenue. The Company recognized $111,000 as revenue in fiscal 2006 pursuant to the Testing Agreement.

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

The Company expects that its Testing Agreement with Sanyo, which ended on July 31, 2006, will be its final engineering service contract with Sanyo; however, Sanyo may continue to purchase the Company’s products for testing. There were no purchases during the three months ended December 31, 2006. At this time, the Company does not believe it will receive any meaningful revenue from Sanyo in the foreseeable future. In addition, Sanyo may require additional testing of the Company’s Hoku Membrane and Hoku MEA products before purchasing commercial quantities of the Company’s products. The Company cannot predict when such sales will occur, if at all. As of December 31, 2006, there are no additional costs or obligations to Sanyo.

(2) Inventory

Inventory is stated at the lower of average cost or market and consists of raw materials, work-in-progress and finished goods in accordance with Statement of Financial Accounting Standards No. 151, or SFAS 151, Inventory Costs.

Based on discussions with potential customers during the three months ended December 31, 2006, the Company determined that the future use of the inventory to produce Hoku Membranes and MEAs will be very limited as future sales and revenue opportunities were uncertain. As a result, in December 2006, the Company wrote-down inventory in the amount of $56,000 related to fuel cell inventory.

As of December 31, 2006 and March 31, 2006, the aggregate inventory amount was $2.8 million and $182,000, respectively. As of December 31, 2006, there was no work-in-progress and finished goods inventory as the inventory was comprised of $2.8 million in solar cells and $13,000 in polysilicon.

(3) Property, Plant and Equipment

As of December 31, 2006 and March 31, 2006, respectively, property, plant and equipment consisted of the following:

	December 31, 2006	March 31, 2006
	(in thousands)
Building	$3,830	$3,830
Land	1,366	1,366
Construction in progress	220	—
Production equipment	176	780
Research equipment	—	559
Office equipment and furniture	87	87
Automobile	16	16
Trade show booth	70	—

	5,765	6,638
Less accumulated depreciation and amortization	(228)	(283)

Property, plant and equipment, net	$5,537	$6,355

Based on discussions with potential customers during the three months ended December 31, 2006, the Company determined that the potential for future use of the equipment as future sales and revenue opportunities were uncertain. The Company believes that its competitors are experiencing similar challenges specifically in sustaining future revenue. As a result, the Company decided to further scale-back its fuel cell operations by reducing its work force and placing equipment for sale that were previously held for use. Based on discussions with potential buyers to determine the value of the equipment, the Company incurred an equipment write down of $729,000 and reclassified certain equipment as equipment held for sale. The Company expects to sell all equipment held for sale over the next 12 months. However, no equipment has been sold yet.

As of December 31, 2006 and March 31, 2006, the Company had no physical assets located outside of the United States.

(4) Stockholders’ Equity

Changes in stockholders’ equity were as follows for the nine months ended December 31, 2006 (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income

Balance as of March 31, 2006	$16	$32,555	$(5,162)	$(17)	$27,392

Net loss	—	—	(635)	—	(635)	$(635)

Stock-based compensation	—	621	—	—	621	—

Exercise of common stock warrants and options	—	7	—	—	7	—

Change in unrealized gain on investments	—	—	—	16	16	16

Balance as of December 31, 2006	$16	$33,183	$(5,797)	$(1)	$27,401	$(619)

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

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company also records a valuation allowance to reduce deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company continues to provide a valuation allowance against its net deferred tax assets as of December 31, 2006.

During the three and nine months ended December 31, 2006 and 2005, the Company qualified as a “Hawaii Qualified High Technology Business,” which provides potential tax credits to its investors as well as certain tax credits to the Company for qualified research and experimentation, or R&E costs. As the Company has scaled back its expenditures and executed a reduction-in-force in its fuel cell business, it may no longer qualify for additional tax credits through this program.

(6) Net Income (Loss) per Share

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

The following table sets forth the computation of basic and diluted net income per share, including the reconciliation of the denominator used in the computation of basic and diluted net income per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(1,251)	$202	$(635)	$836
Denominator:
Weighted average shares of common stock and Class A common stock (basic)	16,468,550	16,326,429	16,442,379	11,912,171
Effect of Dilutive Securities
Add:	—	—	—	2,631,106
Weighted average convertible preferred shares
Weighted average stock options and warrants	—	363,119	—	367,316

Weighted average shares of common stock and Class A common stock (diluted)	16,468,550	16,689,548	16,442,379	14,910,593

Basic net income (loss) per share	$(0.08)	$0.01	$(0.04)	$0.07

Diluted net income (loss) per share	$(0.08)	$0.01	$(0.04)	$0.06

Due to the Company’s net loss during the three and nine months ended December 31, 2006, all potential common equivalent shares were anti-dilutive and were excluded in computing net loss per share. During the three and nine months ended December 31, 2006, potential dilutive securities included options to purchase 216,120 and 235,157 shares of common stock, respectively, at prices ranging from $0.075 to $0.225 per share.

(7) Stock-based Compensation

Common Stock. The Company entered into a restricted stock agreement with each of its three officers in September 2002, which placed a repurchase right on each officer’s common stock holdings, an aggregate of 6,666,666 shares of common stock that lapsed over time. The Company was entitled to repurchase the common stock held by these three officers at the original issue price upon the termination of each officer’s employment with the Company. The Company’s repurchase right lapsed as to 1/4th of the shares on September 21, 2002 and 1/48th of the shares per month thereafter. As of December 31, 2006, two of these three officers remained with the Company and none of these shares held by them remained subject to repurchase.

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

For financial accounting purposes, the imposition of repurchase restrictions on the officers’ common stock pursuant to the restricted stock agreements was treated as a contribution of capital and the reissuance of shares of restricted common stock. The Company determined the fair value of the restricted shares on the date of reissuance to be $0.75 per share based upon the contemporaneous sale of the Company’s Series A preferred stock. This fair value was recorded as stock-based compensation expense as the Company’s repurchase rights lapsed. The Company recorded stock-based compensation expense related to common stock subject to repurchase of $0 and $272,000, during the nine months ended December 31, 2006 and 2005, respectively. The Company did not record any stock-based compensation expense related to common stock subject to repurchase during the three months ended December 31, 2006 and 2005.

Stock Options. The Company granted options to purchase 254,432 shares of common stock during the nine months ended December 31, 2006 under the Company’s 2005 Equity Incentive Plan. The Company recorded stock-based compensation expense of $184,000 and $245,000 during the three months ended December 31, 2006 and 2005, respectively, and $541,000 and $501,000 during the nine months ended December 31, 2006 and 2005, respectively. The stock-based compensation expense excludes $9,000 and $22,000 for the three months ended December 31, 2006 and 2005, respectively, and $32,000 and $54,000 for the nine months ended December 31, 2006 and 2005, respectively, which were capitalized to cost of uncompleted contracts. The Company expects to incur an aggregate of $1.9 million of future stock-based compensation expense associated with unvested stock options outstanding as of December 31, 2006 through fiscal 2012.

The fair value of the stock options granted is calculated using the Black-Scholes option pricing model as allowed by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). The assumptions used to estimate fair value included:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Risk-free interest rate	4.59% - 4.69%	4.38% - 4.55%	4.59% - 5.10%	2.93% - 4.55%
Dividend yield	None	None	None	None
Expected volatility	100%	100%	100%	100%
Expected life (in years)	7.5	7.5	6.5 - 7.5	7.5

Stock-based compensation expense is recognized on a straight-line basis as the stock options vest. The expected forfeiture rate for the three and nine months ended December 31, 2006 was 35% and the expected forfeiture rate for the three and nine months ended December 31, 2005 was 30%, respectively. The expected forfeiture rates are applied against stock-based compensation expense, based on the Company’s historical experience.

Stock Awards. The Company granted 17,298 fully-vested common stock awards during the nine months ended December 31, 2006 under the Company’s 2005 Equity Incentive Plan. The Company recorded stock-based compensation expense of $0 and $65,000 related to the stock awards granted during the three months and nine months ended December 31, 2006, respectively, which excludes $0 and $1,000, respectively, capitalized to cost of uncompleted contracts. The Company did not record any stock-based compensation expense related to stock awards during the three and nine months ended December 31, 2005.

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

For fiscal year 2007, each executive officer’s Incentive Payment, except for the Company’s Chief Executive Officer’s Incentive Payment, will be split among five categories of Corporate Targets as follows, as determined by the Independent Committee:

•	Business development and technical successes for Hoku Fuel Cells .

•	Business development successes for Hoku Materials.

•	Securing key supplies for Hoku Solar.

•	Increasing shareholder value.

•	Successful completion of corporate governance initiatives.

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

(8) Short-Term Investments

The available-for-sale securities as of December 31, 2006 and March 31, 2006 were as follows (in thousands):

					Gross Unrealized Losses Less Than 12 Months
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Count	Fair Value	Amount
As of December 31, 2006
Commercial paper	$6,635	$—	$(1)	$6,634	7	$6,634	$(1)
Government bonds	10,981	—	—	10,981	11	10,981	—

Total short-term investments	$17,616	$—	$(1)	$17,615	18	$17,615	$(1)

As of March 31, 2006
Commercial paper	$8,968	$—	$(1)	$8,967	6	$8,967	$(1)
Government bonds	13,571	—	(16)	$13,555	3	13,555	(16)

Total short-term investments	$22,539	$—	$(17)	$22,522	9	$22,522	$(17)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements about:

•

our ability to raise sufficient funds to establish manufacturing facilities for solar modules and polysilicon, including the installation of the equipment from Spire Corporation, Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., in general and to comply with our obligations under our agreement with Sanyo;

•	Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd.’s ability to meet the delivery schedules in their agreement with us;

•	our ability to license any necessary intellectual property rights to enter polysilicon business;

•	our selection of the City of Pocatello, Idaho as our location for our planned polysilicon production facility;

•

our ability to sign additional agreements for the sale of polysilicon and to obtain customer pre-payments, including, but not limited to, our ability to enter into a definitive agreement for polysilicon with Solar-Fabrik;

•	our ability to meet the quality, quantity and timing requirements under our supply agreement with Sanyo;

•	the schedule for production and sale of solar modules in calendar year 2007;

•	the performance and durability of solar modules manufactured by us;

•	the quality of polysilicon to be manufactured by us;

•	our costs to manufacture solar modules and polysilicon, and our ability to offer pricing that is competitive with competing products;

•	our expectations regarding the U.S. Navy field trials;

•	the performance of our Hoku MEA in such trials and in general our relationships with the U.S. Navy and IdaTech;

•	our future performance with respect to the U.S. Navy contract;

•	our expectations with respect to our fuel cell manufacturing capabilities;

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

Overview

Hoku Scientific, Inc. is a materials science company focused on clean energy technologies. We were incorporated in Hawaii in March 2001, as Pacific Energy Group, Inc. In July 2001, we changed our name to Hoku Scientific, Inc. In December 2004, we were reincorporated in Delaware. In August 2005, we completed the move of our principal offices and all operations to a new approximately 14,000 square foot facility located in Kapolei, Hawaii.

We have historically focused our efforts on the design and development of fuel cell technologies, including our Hoku MEAs and Hoku Membranes. In May 2006, we announced our plans to form an integrated photovoltaic, or PV, module business, and our plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, to complement our fuel cell business. We have reorganized our business into three business units: Hoku Fuel Cells, Hoku Solar and Hoku Materials. In February 2007, we incorporated Hoku Materials, Inc. as a wholly-owned subsidiary in Delaware. We had net income for fiscal 2006; however, we incurred cumulative net losses since our inception through March 31, 2005 and for the nine months ended December 31, 2006.

Hoku Fuel Cells

Hoku Fuel Cells develops and manufactures membrane electrode assemblies, or Hoku MEA, and membranes for proton exchange membrane, or PEM fuel cells powered by hydrogen. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and we have not sold any products other than in connection with third party testing and evaluation.

We have scaled back our expenditures and investments in Hoku Fuel Cells, and have focused increasingly on Hoku Solar and Hoku Materials. In December 2006, we recorded an aggregate write down of equipment and inventory used in our fuel cell business of $729,000 and $56,000, respectively. In addition, we executed a reduction-in-force, however, charges related to the reduction-in-force were not material.

To date, we have received research grants from various government agencies and have also generated revenue by performing certain testing and engineering services on the application of our MEA and membrane products in certain fuel cell applications and by licensing these products for testing and evaluation. We believe that the total number of systems to be sold by the original equipment manufacturers in the next six to twelve months may be lower than we had previously anticipated and are not currently seeking new fuel cell customers to test our products.

Hoku Solar

Our plan is to include PV cell manufacturing with a PV module assembly line to form an integrated PV module business. We currently plan to build and equip a facility capable of producing 30 megawatts, or MW, of solar modules per year in Pocatello, Idaho.

Spire Corporation. In October 2006, we entered into an agreement with Spire Corporation, a U.S. solar equipment manufacturer, for the purchase of photovoltaic module equipment and technical support for approximately $2.0 million. The equipment will enable us to manufacture up to 15 MW of photovoltaic modules each year and is scheduled to be delivered in the first half of calendar year 2007. We will initially install the equipment in our facility in Hawaii.

Swiss Wafers AG. In October 2006, we entered into a contract to purchase solar cells manufactured in Taiwan from Swiss Wafers AG for approximately $2.8 million. Subsequent to the agreement, we and Swiss Wafers AG, mutually agreed to terminate the contract as Swiss Wafers AG was unable to secure the type of solar cells contemplated for purchase under the agreement.

E-Ton Solar Tech Co., Ltd. In October 2006, we entered into a contract to purchase solar cells manufactured in Taiwan from E-Ton Solar Tech Co., Ltd. for approximately $2.8 million. We received the final shipment of these cells in December 2006. We plan to use the cells in our initial module product release, which we may manufacture using the equipment purchased from Spire Corporation, or by outsourcing to a third-party original equipment manufacturer, which may result in revenue from solar module sales in calendar year 2007.

During the three and nine months ended December 31, 2006, Hoku Solar incurred $48,000 and $101,000, respectively, in expenses primarily related to payroll, travel, and professional fees.

Hoku Materials

To ensure an adequate supply of polysilicon for Hoku Solar’s cells and modules, we incorporated Hoku Materials, Inc., a wholly-owned subsidiary, to manufacture this key material for consumption by Hoku Solar and for sale to the larger solar market. We anticipate the availability of polysilicon beginning in the first half of calendar year 2009.

CH2M HILL Lockwood Greene. In August 2006, we awarded a contract to CH2M HILL Lockwood Greene to provide initial engineering and related services for our planned polysilicon production facility. The contract’s initial value is approximately $255,000, however, we expect to require additional services and to incur additional expenses to complete the design and construction of our planned polysilicon production facility.

Solar-Fabrik AG. In December 2006, we signed a non-binding Memorandum of Understanding, or MOU, with Solar-Fabrik AG for the supply of solar grade polysilicon. We would supply polysilicon chunks to Solar-Fabrik AG over a fixed number of years at pre-determined pricing on a non-cancelable order. If an agreement between the parties is reached on the terms presently contemplated by the MOU, planned sales of polysilicon are expected to generate between $120 and $140 million in revenue for us over a several-year period commencing in approximately two years. In February 2007, the parties announced that they have increased the total amount of the planned contract to approximately $175 million, and expect to finalize a definitive agreement shortly.

City of Pocatello, Idaho. In December 2006, we received a letter from the city of Pocatello, Idaho outlining a variety of financial and other incentives that could be available to us if we ultimately complete the construction of our planned polysilicon production facility in the city of Pocatello, Idaho. This letter is not a legally binding agreement on the part of the city of Pocatello or us, and the various incentives described in the letter are subject to a number of risks, contingencies and uncertainties, including the negotiation of a lease for property and the actual availability of financial and other incentives, including favorable tax incentives, at the time of completion of planned construction and thereafter. In January 2007, we announced our selection of the city of Pocatello, Idaho as the planned location for Hoku Materials, where we plan to build and equip a polysilicon production facility capable of producing 2,000 metric tons of polysilicon per year. We had originally planned to build a facility with annual capacity of 1,500 metric tons; however, due to expected increased demand from customers, we have increased the planned facility capacity to 2,000 metric tons per year. We continue to anticipate the availability of polysilicon beginning in the first half of calendar year 2009. We estimate that the establishment of this larger facility may require total construction costs of approximately $260 million. We plan to fund the construction costs through debt and customer pre-payments.

Sanyo Electric Company, Ltd. In January 2007, we entered into a supply agreement Sanyo Electric Company, Ltd., or Sanyo, for the sale and delivery of polysilicon to Sanyo over a seven-year period beginning in January 2009. Under the contract, up to approximately $370 million may be payable to us during the seven-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The contract provides for the delivery of predetermined volumes of polysilicon to Sanyo each year at set prices from January 2009 through December 2015.

The agreement provides for an initial direct deposit of $2 million and requires that Sanyo place a further deposit of 30% of the total purchase amount less the initial deposit in an escrow account with the Bank of Hawaii pursuant to an escrow agreement. This 30% less the initial deposit is payable to us as an advance deposit for products delivered under the agreement in four installments upon the successful completion of certain polysilicon quality and production volume tests and certifications by us. We are required to use the total deposit for our polysilicon business. In February 2007, we received the initial direct deposit of $2 million and Sanyo placed the 30% of the total purchase price less the initial deposit in an escrow account at the Bank of Hawaii.

Pursuant to the agreement, we granted Sanyo a security interest in all of the tangible and intangible assets related to Hoku Materials and all our equity interests in Hoku Materials, to serve as collateral for our obligations under the agreement.

Each party may elect to terminate the agreement prior to December 2015 under certain circumstances, including, but not limited to:

•	if we fail to secure financing by June 2007 sufficient to procure our planned polysilicon facility and equipment necessary to manufacture 1,500 metric tons of polysilicon product per annum;

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party;

•	or a material breach of the other party.

Sanyo may also terminate the agreement for the following material breaches:

•	if we fail to deliver a predetermined quantity of our manufactured product by March 2009,

•	if we fail to deliver the minimum monthly quantity of product in any month beginning in March 2009,

•	if we fail to deliver the minimum annual quantity of polysilicon product in any year; or

•	if we fail to complete successfully any of the polysilicon quality, production volume tests or the process implementation test set forth in the agreement within specified periods of time.

Upon the expiration or termination of the agreement, we are generally required to refund to Sanyo the entire amount of the deposit and authorize the Bank of Hawaii to return the funds held in escrow, less any part of the deposit and escrow that has been applied to the purchase price of products delivered under the agreement.

Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. In January 2007, we entered into a contract with Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, we will pay up to a total of 15.7 million Euros for the reactors. The reactors are designed and engineered to produce approximately 1,500 metric tons of polysilicon per year. We have an option to purchase additional reactors to enable the production of an additional 500 metric tons of polysilicon per year for an additional 5.2 million Euros. We are required to make an initial deposit equal to 15% of the applicable purchase price by June 2007 and open a letter of credit equal to 65% of the applicable purchase price by June 2007. Prior to payment of the initial deposit, we may elect not to purchase the hydrogenation reactors, in which case the purchase price shall be reduced. The reactors are expected to be delivered within 15 months after we pay the initial deposit. If we exercise our option to purchase the additional reactors, then such additional reactors shall be delivered within three months thereafter. The term of the contract extends until the end of the first month after the expiration date of the warranty period, but may be terminated earlier under certain circumstances.

During the three and nine months ended December 31, 2006, Hoku Materials incurred $98,000 and $139,000, respectively, in expenses that mainly consist of payroll, travel expenses and professional fees. In addition, as of December 31, 2006, Hoku Materials had incurred $220,000 related to the construction of the Idaho facility.

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

In December 2005, we entered into a material transfer and collaborative testing agreement, or the Testing Agreement, with Sanyo to allow Sanyo to conduct additional testing of newer versions of our Hoku Membrane and Hoku MEA products. We also agreed to collaborate with Sanyo on the testing of these products. In February 2006, pursuant to the Testing Agreement, Sanyo paid us a service and license fee of $260,000 for our collaboration work, which did not include the cost of our products to be ordered by Sanyo for testing that were invoiced separately. Revenue was recognized ratably over the duration of the contract as engineering services were rendered, and for product deliveries also ratably from the delivery date to the completion of the engineering services pursuant to the contract, which was July 31, 2006. During the three and nine months ended December 31, 2006, we recognized $0 and $149,000, respectively, as revenue. We recognized $111,000 as revenue in fiscal 2006 pursuant to the Testing Agreement.

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

We expect that our Testing Agreement with Sanyo, which ended on July 31, 2006, will be our final engineering service contract with Sanyo; however, Sanyo may continue to purchase our products for testing. There were no purchases during the three months ended December 31, 2006. At this time, we do not believe we will receive any meaningful revenue from Sanyo in the foreseeable future. In addition, Sanyo may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. As of December 31, 2006, there are no additional costs or obligations to Sanyo.

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

In January 2006, we entered into a Step 3 Collaboration contract, or Step 3 Contract, with Nissan to further develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. We provided work pursuant to the Step 3 Contract between January 1, 2006 and September 30, 2006. Under the Step 3 Contract, Nissan was obligated to pay us $2.7 million upon execution of the contract and an additional $240,000 on July 31, 2006 for the work we performed. Nissan paid us $2.7 million in March 2006. The payments above do not include the cost of our products ordered by Nissan for testing that were invoiced separately. Revenue was recognized ratably over the duration of the contract as engineering services were rendered and for product deliveries also ratably from the delivery date to the completion of the engineering services pursuant to the Step 3 Contract, which was September 30, 2006. During the three and nine months ended December 31, 2006, we recognized $0 and $2.0 million, respectively, as revenue and have completed all work related to this contract. We recorded $983,000 as revenue in fiscal 2006 pursuant to the Step 3 Collaboration contract.

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

We expect that our Step 3 Contract with Nissan, which ended on September 30, 2006, will be our final engineering service contract with Nissan; however, Nissan may continue to purchase our products for testing. There were no purchases during the three months ended December 31, 2006. At this time, we do not believe we will receive any meaningful revenue from Nissan in the foreseeable future. In addition, Nissan may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. As of December 31, 2006, there are no additional costs or obligations to Nissan.

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

As of December 31, 2006, the U.S. Navy had officially accepted the 11 fuel cell power plants and commenced demonstration of 10 of these fuel cell power plants at Pearl Harbor. The aggregate amount of the contract is $4.5 million, of which $1.7 million has been classified as deferred revenue as of December 31, 2006. As of December 31, 2006, we had received $3.3 million in payments. We received an additional $348,000 in payments from the U.S. Navy in January 2007. We recognized $1.1 million and $2.1 million in revenue during the three and nine months ended December 31, 2006, respectively. We expect that the contract will be completed by August 2007.

In connection with the U.S. Navy’s exercise of its options, on December 31, 2005, we notified IdaTech of our intent to extend our subcontract with them to build an additional 11 fuel cell power plants incorporating Hoku MEA, for which we paid IdaTech $463,000, and to provide services in connection with the operation and maintenance of 10 of these fuel cell power plants over a 12-month period, for which we have agreed to pay IdaTech $125,000 over the service period.

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

IdaTech, LLC. In April 2005, we entered into a subcontract with IdaTech to specify the work that IdaTech will perform in connection with our prime contract with the U.S. Navy. We selected IdaTech based upon its focus on stationary applications, integrated fuel processor technology and experience in developing and demonstrating fuel cell technologies for the U.S. Department of Defense. Under the subcontract, IdaTech agreed to provide the necessary personnel, facilities, equipment, materials, data, supplies and services to integrate our Hoku MEAs within IdaTech’s fuel cell stacks and integrated fuel cell systems. We have agreed to pay IdaTech $380,000 in installments upon completion of certain phases outlined in this contract. The contract was extended when the U.S. Navy exercised the options described above. In accordance with the contract extension, we agreed to pay IdaTech $473,000 to purchase an additional 11 fuel cell power plants. We have also agreed to pay IdaTech $125,000, because the U.S. Navy exercised its option to have us operate and maintain 10 fuel cell power plants. On March 7, 2006, we entered into Amendment No. 1 to our agreement with IdaTech pursuant to which the statement of work in our subcontract with IdaTech was revised to allow us to complete the assembly of the IdaTech fuel cell stack, and the final integration of the stack into the IdaTech fuel cell system at our facility in Kapolei, Hawaii. In addition, the schedule of deliverables was amended to provide for the delay in commencement of the U.S. Navy demonstration described above, and the total cost of the subcontract was reduced by $10,000. As of December 31, 2006 we have paid $864,000 of the $968,000 due to Idatech pursuant to the agreement. This contract will terminate if our contract with the U.S. Navy terminates, in which case we are required to pay IdaTech for costs incurred up to the date of termination.

Additional Customers. Although we continue to commit resources to our fuel cell products, in light of the uncertainty in the timing of significant sales, we have scaled back our expenditures and investments in Hoku Fuel Cells, and we intend to focus increasingly on Hoku Solar and Hoku Materials. We continue to have product testing relationships with original equipment manufacturers focusing on stationary, automotive and micro fuel cell applications in the United States, Canada, Japan, Korea and Germany. These companies may continue to test our membrane and MEA products for integration into their fuel cell stacks; however, we are not currently seeking new fuel cell customers to test our products.

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

Research and Development Expenses

Research and development expenses consist primarily of employee compensation, including stock-based compensation, for research and development personnel. Other significant costs include facility costs, the cost of supplies and materials and depreciation. We expense research and development expenses as they are incurred. We expect our research and development expenses to decrease significantly in the near-term as we have begun to scale back our expenditures and investments in our fuel cell business. However, as we begin to further establish our polysilicon and PV module businesses, we expect to invest in the research and development of new solar products, which will result in a significant increase in our research and development expenses in the future.

Results of Operations

Three Months Ended December 31, 2006 and 2005

Revenue. Revenue was $1.1 million for the three months ended December 31, 2006 compared to $1.7 million for the same period in 2005. The $1.1 million for the three months ended December 31, 2006 was comprised of service and license revenue from contracts with the U.S. Navy compared to service and license revenue from contracts with Nissan of $1.7 million for the same period in the 2005.

Cost of Service and License Revenue. Cost of service and license revenue was $978,000 for the three months ended December 31, 2006 compared to $349,000 for the same period in 2005. The costs related to the U.S. Navy contracts for the three months ended December 31, 2006 and primarily related to Nissan contracts for the same period in 2005, consisting of manufacturing expenses, including employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $645,000 for the three months ended December 31, 2006 compared to $983,000 for the same period in 2005. The decrease of $338,000 was primarily due to additional cash and stock based compensation to the executive officers in accordance with the Calendar Year 2005 Executive Incentive Compensation Plan of $393,000 and $96,000, respectively, in the three months ended December 31, 2005, and by insurance costs of $21,000. The decrease was offset by $100,000 related to the redeployment of personnel (e.g. payroll related costs) and the application of other direct and indirect charges previously captured in selling, general and administrative expenses prior to the establishment of contracts, to existing customer contracts which have been recorded in costs of uncompleted contracts or cost of service and license revenue. The decrease was also offset by an increase in stock based compensation of $38,000 and payroll expense of $32,000, primarily due to employee pay increases.

Research and Development Expenses. Research and development expenses were $1.0 million for the three months ended December 31, 2006 compared to $418,000 for the same period in 2005. The increase of $620,000 was primarily due to the write down of equipment and inventory used in our fuel cell business of $729,000 and $56,000, respectively. The increase was offset by additional cash and stock based compensation to an executive officer in accordance with the Calendar Year 2005 Executive Incentive Compensation Plan of $88,000 and $12,000, respectively, in the three months ended December 31, 2005. The increase was also offset by a reduction in payroll expenses of $43,000 primarily due to the reduction of employees in our fuel cell business and by reductions in costs related to materials and services used for research and development of $10,000. The increase was further offset by $14,000 related to the redeployment of personnel and the application of other direct and indirect charges previously captured in research and development expenses prior to the establishment of contracts, to existing customer contracts which have been recorded in costs of uncompleted contracts or cost of service and license revenue.

Interest and Other Income. Interest and other income was $255,000 for the three months ended December 31, 2006, compared to $196,000 for the same period in 2005. The increase of $59,000 was primarily due to higher interest rates earned on short-term investment balances.

Nine months Ended December 31, 2006 and 2005

Revenue. Revenue was $4.2 million for the nine months ended December 31, 2006 compared to $4.2 million for the same period in 2005. The amount for the nine months ended December 31, 2006 was principally comprised of revenue from contracts with Nissan and the U.S. Navy of $2.1 million and $2.0 million, respectively, compared to $4.1 million from contracts with Nissan for the same period in 2005.

Cost of Service and License Revenue. Cost of service and license revenue was $2.3 million for the nine months ended December 31, 2006 compared to $713,000 for the same period in 2005. The costs primarily related to Nissan and U.S. Navy contracts in the nine months ended December 31, 2006 and primarily related to Nissan contracts in for the same period in 2005, consisting of manufacturing expenses, including employee compensation and supplies and materials. The increase was primarily a result of the recognition of costs related to the U.S. Navy contract.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.1 million for the nine months ended December 31, 2006 compared to $2.0 million for the same period in 2005. The increase of $100,000 was primarily due to increases in professional fees consisting principally of accounting, legal, and other service fees related to the annual report of $408,000, insurance costs of $58,000, franchise taxes of $44,000, travel expenses of $37,000 and office supplies of $7,000. In addition, employee and director compensation increased by $206,000 and $60,000, respectively. The increase in employee compensation includes payroll and stock-based compensation, primarily due to pay increases and bonuses to employees, and the director compensation were stock awards granted to the independent members of our Board of Directors. Furthermore, an increase of $18,000 related to the redeployment of personnel (e.g. payroll related costs) and the application of other direct and indirect charges previously captured in selling, general and administrative expenses prior to the establishment of contracts, to existing customer contracts which have been recorded in costs of uncompleted contracts or cost of service and license revenue. The increase was offset by additional compensation to the executive officers in accordance with the Calendar Year 2005 Executive Incentive Compensation Plan of $393,000 in payroll expense and $96,000 in stock based compensation in the nine months ended December 31, 2005, and by a reduction in marketing costs of $26,000. In addition, there was a reduction in stock-based compensation of $225,000 related to officers’ common stock that was subject to our right to repurchase. As of December 31, 2006, no shares held by these officers remained subject to our right to repurchase.

Research and Development Expenses. Research and development expenses were $1.6 million for the nine months ended December 31, 2006 compared to $1.1 million for the same period in 2005. The increase of $459,000 was primarily due to the write down of equipment and inventory used in our fuel cell business of $729,000 and $56,000, respectively, by costs related to materials and services used for research and development of $64,000 and by travel costs of $3,000. In addition, stock based compensation increased by $34,000 primarily due to stock options and awards given to new employees. The increase was offset by the redeployment of personnel (e.g. payroll related costs) and the application of other direct and indirect charges previously captured in research and development expenses prior to the establishment of contracts, to existing customer contracts which have been recorded in costs of uncompleted contracts or cost of service and license revenue of $249,000, and by a reduction in payroll expenses of $36,000 due to the reduction of employees in our fuel cell business. The increase was also offset by additional cash and stock based compensation to an executive officer in accordance with the Calendar Year 2005 Executive Incentive

Compensation Plan of $88,000 and $12,000, respectively, in the nine months ended December 31, 2005 and by a reduction in stock-based compensation of $47,000 related to an officer’s common stock that was subject to our right to repurchase. As of December 31, 2006, no shares held by this officer remained subject to our right to repurchase.

Interest and Other Income. Interest and other income was $798,000 for the nine months ended December 31, 2006, compared to $324,000 for the same period in 2005. The increase of $474,000 was primarily due to higher average cash equivalent and short-term investment balances and, to a lesser extent, higher interest rates earned on short-term investment balances.

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

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities at the tax rates we expect to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. Our ultimate realization of deferred tax assets depends upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the best available objective evidence, it is more likely than not that our remaining net deferred tax assets will not be realized. Accordingly, we continue to provide a valuation allowance against our net deferred tax assets as of December 31, 2006.

During the three and nine months ended December 31, 2006 and 2005, respectively, the Company qualified as a “Hawaii Qualified High Technology Business,” which provides potential tax credits to its investors as well as certain tax credits to the Company for qualified research and experimentation, or R&E costs. As we scale back our expenditures and investments in our fuel cell business and our business transitions from research and experimentation to commercial production, we will no longer qualify for additional tax credits through this program.

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

Liquidity and Capital Resources

We had net income for fiscal 2006; however, we incurred cumulative net losses since our inception through March 31, 2006 and for the nine months ended December 31, 2006. As of December 31, 2006, we had an accumulated deficit of $5.8 million. Fluctuations in quarterly revenue are expected to continue in future periods due to uncertainty regarding the level and the timing of revenue from customer contracts and achievement of contract milestones. We expect that our Testing Agreement with Sanyo, which ended in July 2006, and our Step 3 Contract with Nissan, which ended in September 2006, will be our final engineering service contracts with the respective companies; however, Sanyo and Nissan may continue to purchase our products for testing. At this time, we do not believe we will receive any meaningful revenue from Sanyo or Nissan in the foreseeable future. In addition, Sanyo and Nissan may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. As of December 31, 2006, there are no additional costs or obligations to Sanyo or Nissan.

We will also need to raise approximately $260 million to successfully complete our planned construction of PV modules and polysilicon manufacturing facilities. See “Solar and Polysilicon Facilities” below. The result is that we expect our costs to increase significantly, which will result in further losses on a quarterly or annual basis.

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

Net Cash Provided By (Used In) Operating Activities Net cash used in operating activities was $4.5 million for the nine months ended December 31, 2006, compared to net cash provided by operating activities of $1.9 million for the same period in 2005. The decrease of $6.4 million was primarily a result of the collection of accounts receivable in the nine months ended December 31, 2005, the purchase of solar cell inventory, and a net loss for the nine months ended December 31, 2006 compared to net income for the same period in 2005. In addition, there was a reduction of accrued expenses primarily related to the payment of our Kapolei facility and an increase in other current assets primarily related to a deposit for solar module production equipment. The decrease was offset by a reduction in cost of uncompleted contracts as we began to recognize revenue related to the Navy contract.

Net Cash Provided By (Used In) Investing Activities Net cash provided by investing activities was $4.5 million for the nine months ended December 31, 2006, compared to net cash used in investing activities of $22.6 million for the same period in 2005. The increase of $27.1 million is primarily due to purchases of short-term investments and the construction of our Kapolei facility in the nine months ended December 31, 2005.

Net Cash Provided By Financing Activities Net cash provided by financing activities was $7,000 for the nine months ended December 31, 2006, compared to $18.6 million for the same period in 2005. The decrease of $18.6 million is primarily due to proceeds from our initial public offering and over-allotment, net of underwriting discounts and commissions, which was offset by initial public offering costs incurred during the prior year period.

Contractual Obligations

In October 2006, we terminated our operating lease related to testing equipment. We exercised a buy-out provision in the amount of $109,000 for one item of previously leased test equipment and returned the rest. The purchased equipment was recorded as an asset on our books and will be depreciated over two years, the expected remaining useful life. As of December 31, 2006, our remaining contractual obligation is an operating lease for a printer with the aggregate total payment of $2,000.

In August 2006, we awarded a contract to CH2M HILL Lockwood Greene to provide initial engineering and related services for our planned polysilicon production plant. The contract’s initial value is approximately $255,000; however, we expect to require additional services and incur additional expenses to complete the design and construction of our planned polysilicon production plant. In October 2006, we executed an agreement with Spire Corporation, a U.S. solar equipment manufacturer, for the purchase of a photovoltaic module production line for approximately $2.0 million. The production line will enable us to manufacture up to 15 megawatts of photovoltaic modules each year and is scheduled to be delivered in the first half of calendar year 2007. We will initially install the equipment in our facility in Hawaii.

In October 2006, we executed a contract to purchase solar cells manufactured in Taiwan from Swiss Wafers AG for approximately $2.8 million. Subsequent to the agreement, we and Swiss Wafers AG, mutually agreed to terminate the contract as Swiss Wafers AG was unable to secure the type of solar cells contemplated for purchase under the agreement.

In October 2006, we also executed a contract to purchase solar cells manufactured in Taiwan from E-Ton Solar Tech Co., Ltd. for approximately $2.8 million. We received the final shipment of these cells in December 2006. We plan to use the cells in our initial module product release, which we may manufacture using the equipment purchased from Spire Corporation, or by outsourcing to a third party original equipment manufacturer, which may result in revenue from solar module sales in calendar year 2007.

In December 2006, we signed a non-binding Memorandum of Understanding, or MOU, with Solar-Fabrik AG for the supply of solar grade polysilicon. We would supply polysilicon chunks to Solar-Fabrik AG over a fixed number of years at pre-determined pricing on a non-cancelable order. As currently contemplated in the MOU, sales of polysilicon are expected to generate between $120 and $140 million in revenue for us over a several-year period commencing in approximately two years. In February 2007, we announced that we have increased the total amount of the planned contract to approximately $175 million, and have extended the mutual deadline to finalize a polysilicon supply agreement with Solar-Fabrik AG. We intend to sign a definitive agreement during the quarter ended March 31, 2007.

In January 2007, we entered into a supply agreement with Sanyo Electric Company, Ltd., or Sanyo, for the sale and delivery of polysilicon to Sanyo over a seven-year period beginning in January 2009. Under the contract, up to approximately $370 million may be payable to us during the seven-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The contract provides for the delivery of predetermined volumes of polysilicon each year at set prices from January 2009 through December 2015.

We intend to manufacture the polysilicon chunks at our planned polysilicon production facility in Pocatello, Idaho. We expect to commence construction of our Idaho facility in the first half of calendar year 2007, subject to available financing and other conditions, and complete construction in late 2008.

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

We intend to manufacture the polysilicon chunks at our planned polysilicon production facility in Pocatello, Idaho. We expect to commence construction in the first half of calendar year 2007, subject to available financing and other conditions, and complete construction in late 2008.

We are at an early planning stage of this expansion and at any point in time we may conclude that such expansion is not financially or technologically feasible and abandon our efforts to establish an integrated PV module business. Such abandonment after substantial investment of time and resources could harm our business. Even if successful, the diversion of management’s efforts, our resources and funds could harm our efforts to develop and commercialize our Hoku MEAs and Hoku Membranes, which we have already begun to scale back.

Before we can even commence construction of our planned manufacturing facilities, we must successfully and timely accomplish the following:

•	raise approximately $260 million in cash through the issuance of debt and from customer pre-payments for future purchases of polysilicon products;

•	license any intellectual property that may be required to manufacture polysilicon, PV cells and PV modules;

•	secure key supplier contracts for the materials required to manufacture polysilicon, PV cells and PV modules; and

•	obtain all necessary federal, state and local permits for our planned facility in Pocatello, Idaho.

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

We are in discussions with leading solar ingot, wafer and cell companies for contracts to supply polysilicon from our planned polysilicon production facility. We still plan to finance a significant portion of our polysilicon facility construction costs through customer pre-payments and debt. However, we have begun investing our own cash resources into this project, and expect that we will continue to do so in advance of signing these customer contracts and securing the debt.

Operating Capital and Capital Expenditure Requirements

As we invest resources towards an integrated PV module business to complement our fuel cell business, develop our products, expand our corporate infrastructure, prepare for the increased production of our products and evaluate new markets to grow our business, we expect that our expenses will continue to increase and, as a result, we will need to generate significant revenue to maintain profitability.

We do not expect to generate significant revenue until we successfully manufacture and sell our products in high volume. We believe that our cash, cash equivalent and short-term investment balances, will be sufficient to meet the anticipated capital expenditures and cash requirements for Hoku Fuel Cells through at least the next 12 months; however, we expect that we will need to raise approximately $260 million to support the construction of our planned polysilicon production facility. If these sources are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain another credit facility. The sale of additional equity and convertible debt instruments may result in additional dilution to our then current stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization and manufacturing activities, which could harm our business.

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

In accordance with SFAS 123(R), the fair value of stock options granted to our employees and non-employees is determined using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of several subjective assumptions including the expected life of the option and the expected volatility of the option at the time the option is granted. The fair value of our stock options, as determined by the Black-Scholes option pricing model, is expensed over the requisite service period, which is generally five years.

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

We expect to incur an aggregate of $1.9 million of future stock-based compensation expense associated with unvested stock options outstanding as of December 31, 2006 through fiscal 2012 as set forth in the table below. We expect that some of the amounts noted below will be included as costs of delivering our products and services and as such, will be deferred and recognized as cost of revenue in conjunction with the recognition of revenue.

Period Ending December 31,
2007	2008	2009	2010	2011	Total
(in thousands)
$ 742	$568	$443	$103	$39	$1,895

We expect our stock-based compensation expense from stock options to increase as we expand our operations and hire new employees. These expenses will increase our overall expenses and may increase our losses for the foreseeable future. As stock-based compensation is a non-cash expense, it will not have any effect upon our liquidity or capital resources.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will adopt this interpretation on April 1, 2007. We do not believe the adoption of this interpretation will have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 is effective as of the end of our 2007 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of April 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We do not believe the adoption of SAB 108 will have a material impact on our financial statements.

Off-Balance Sheet Arrangements

We have never engaged in off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including auction instruments, corporate and government bonds and certificates of deposit. Our cash and cash equivalents and short-term investments as of December 31, 2006 were $17.6 million and were invested in government and corporate bonds and commercial paper. As all of our contracts are denominated in U.S. dollars, there is no associated currency risk.

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

Changes in Internal Control over Financial Reporting There was no change in our internal controls over financial reporting during the three months ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have a limited operating history, and have recently determined to enter the photovoltaic module and polysilicon markets and scale back our efforts in the fuel cell market. If we are unable to generate significant revenue, we may not maintain profitability and our business will be harmed

We were incorporated in March 2001 and have a limited operating history. We had net income for fiscal 2006; however, we incurred cumulative net losses since our inception through March 31, 2006 and for the nine months ended December 31, 2006. Fluctuations in quarterly and annual revenue are expected to continue in future periods due to uncertainty regarding the level and the timing of revenue from customer contracts and achievement of contract milestones in our fuel cell business. Furthermore, our planned entry into the photovoltaic, or PV, module and polysilicon markets will require us to spend additional amounts to support the construction of facilities to manufacture PV cells and modules, and polysilicon, to purchase capital equipment, to fund new sales and marketing efforts, to pay for additional operating costs, and to significantly increase our headcount. We have recently reorganized our business into three business units: Hoku Fuel Cells, Hoku Solar and Hoku Materials to support our entry into these new markets. In February 2007, we incorporated Hoku Materials, Inc. as a wholly-owned subsidiary.

To date, our customers have not commercially deployed products incorporating our Hoku MEAs or Hoku Membranes, and we have not sold any products commercially. We expect that our Testing Agreement with Sanyo Electric Co., Ltd., or Sanyo, which ended in July 2006, and our Step 3 Contract with Nissan Motor Co. Ltd., or Nissan, which ended in September 2006, will be our final engineering service contracts with the respective companies; however, Sanyo and Nissan may continue to purchase our products for testing. There were no purchases during the three months ended December 31, 2006. At this time, we do not believe we will receive any meaningful revenue from Sanyo or Nissan in the foreseeable future. In addition, Sanyo and Nissan may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all.

Based on discussions with potential customers for our Hoku MEAs and Hoku Membranes during the three months ended December 31, 2006, we determined that the potential for future revenue opportunities from our Hoku Fuel Cells division were uncertain. We also believe that our competitors our experiencing similar challenges. As a result we have scaled back our expenditures and investments in Hoku Fuel Cells, and have focused increasingly on Hoku Solar and Hoku Materials. We are not currently seeking new fuel cell customers to test our products and in December 2006, we wrote down certain equipment used in our fuel cell business and we executed a reduction-in-force within the Hoku Fuel Cells division. We currently expect to commence construction of our planned polysilicon production facility in Pocatello, Idaho in the first half of calendar year 2007, subject to available financing and other conditions, and complete construction in late 2008. As a result we expect our costs to increase significantly, which will result in further losses on a quarterly or annual basis, before we can begin to generate significant revenue from our Hoku Solar and Hoku Materials divisions. If we are unable to generate significant revenue and achieve profitability, we will not be able to sustain our operations.

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

If we are unable to obtain the necessary initial financing, government permits, supply contracts and licenses to intellectual property required to begin construction of PV cell and module, and polysilicon manufacturing capabilities we will not be able to form an integrated photovoltaic module business.

In May 2006, we announced our intention to form an integrated PV module business to complement our fuel cell business. This planned expansion includes developing manufacturing capabilities and the eventual planned manufacture of polysilicon, PV cells and PV modules. To date, our business has solely been focused on the stationary and automotive fuel cell markets and we have no experience in the PV cell, PV module and polysilicon businesses. In order to be successful we will need to devote substantial management time, resources and funds to this planned expansion. We intend to manufacture polysilicon chunks at our planned polysilicon production facility.

construction of our Idaho facility in the first half of calendar year 2007, subject to available financing and other conditions, and complete construction in late 2008. We are at an early planning stage of this expansion and at any point in time we may conclude that such expansion is not financially or technologically feasible and abandon our efforts to establish an integrated PV module business. Such abandonment after substantial investment of time and resources could harm our business

Before we can even commence construction of our planned manufacturing facilities, we must successfully and timely accomplish the following:

•	raise approximately $260 million in cash through the issuance of debt and from customer pre-payments for future purchases of polysilicon;

•	license any intellectual property that may be required to manufacture polysilicon, PV cells and PV modules;

•	secure key supplier contracts for the materials required to manufacture polysilicon, PV cells and PV modules; and

•	obtain all necessary federal, state and local permits for our planned facility in Pocatello, Idaho.

If we fail to successfully achieve any or all of the above objectives, we will be unable to commence construction of our planned manufacturing facility and we may be forced to delay, alter or abandon our planned expansion. In addition, any delay in achieving these objectives may result in additional expense and increased diversion of management’s efforts from our fuel cell business, each of which would harm our business.

We need to raise approximately $260 million to construct and equip our planned facility in Pocatello, Idaho, and we may be unable to raise this additional capital on favorable terms or at all.

We will need to raise approximately $260 million to fund the construction of our planned polysilicon production facility, and to purchase capital equipment for the manufacture of polysilicon, and we may need to raise additional funds in the future to support the growth of Hoku Solar and Hoku Materials. We are in discussions with leading solar ingot, wafer and cell companies for contracts to supply polysilicon from our planned polysilicon production facility. We still plan to finance a significant portion of our polysilicon plant construction costs through debt and customer pre-payments and debt. However, we have invested our own cash resources into this project, and expect that we will continue to do so in advance of signing additional customer contracts and securing the debt. If we are unable to raise $260 million, then we will not be able to enter the polysilicon markets in accordance with our current plans.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our then current stockholders may be reduced. If we raise additional funds for these businesses through the issuance of term debt or convertible debt securities, these instruments could have rights senior to those of our common stock and could contain covenants that would restrict our operations.

If our supply agreement with Sanyo Electric Company, Ltd. is terminated for any reason our business will be harmed.

In January 2007, we entered into a supply agreement Sanyo Electric Company, Ltd., or Sanyo, for the sale and delivery of polysilicon to Sanyo over a seven-year period beginning in January 2009. Under the contract, up to approximately $370 million may be payable to us during the seven-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The contract provides for the delivery of predetermined volumes of polysilicon to Sanyo each year at set prices from January 2009 through December 2015. Pursuant to the agreement, we granted Sanyo a security interest in all of the tangible and intangible assets related to Hoku Materials and all our equity interests in Hoku Materials, to serve as collateral for our obligations under the agreement.

Each party may elect to terminate the agreement prior to December 2015 under certain circumstances, including, but not limited to:

•	if we fail to secure financing by June 2007 sufficient to procure our planned polysilicon production facility and equipment necessary to manufacture 1,500 metric tons of polysilicon product per annum;

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party;

•	or a material breach of the other party.

Sanyo may also terminate the agreement for the following material breaches:

•	if we fail to deliver a predetermined quantity of the our manufactured product by March 2009,

•	if we fail to deliver the minimum monthly quantity of product in any month beginning in March 2009,

•	if we fail to deliver the minimum annual quantity of polysilicon product in any year, or

•	if we fail to complete successfully any of the polysilicon quality and production volume tests or the process implementation test set forth in the agreement within specified periods of time.

If the supply agreement with Sanyo is terminated for any reason our business will be harmed.

If we are unable to negotiate a definitive supply agreement on favorable terms with Solar-Fabrik AG our business may be harmed.

In December 2006, we signed a non-binding Memorandum of Understanding with Solar-Fabrik AG for the supply of solar grade polysilicon. We would supply polysilicon chunks to Solar-Fabrik AG over a fixed number of years at pre-determined pricing on a non-cancelable order. As originally contemplated, planned sales of polysilicon were expected to generate between $120 and $140 million in revenue over a several-year period commencing in approximately two years. In February 2007, the parties announced that an increase to the total amount of the planned contract to approximately $175 million, and expect to finalize an agreement shortly. We may not be able to negotiate a definitive agreement with Solar-Fabrik AG on favorable terms, if at all. If we are unable to negotiate a definitive agreement on favorable terms with Solar-Fabrik AG, our business may be harmed.

If Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. fail to perform under our contract on a timely basis we will experience delays in the commencement of polysilicon production at our planned Pocatello, Idaho facility.

In January 2007, we entered into an agreement with Graeber Engineering Consultants GmbH, or Graeber, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase of hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, we will pay up to a total of 15.7 million Euros for the reactors. The reactors are designed and engineered to produce approximately 1,500 metric tons of polysilicon per year. We have an option to purchase additional reactors to enable the production of an additional 500 metric tons of polysilicon per year for an additional 5.2 million Euros. We are required to make an initial deposit equal to 15% of the applicable purchase price by June 2007 and open a letter of credit equal to 65% of the applicable purchase price by June 2007. The reactors are expected to be delivered within 15 months after we pay the initial deposit. If we exercise our option to purchase the additional reactors, then such additional reactors shall be delivered within three months thereafter. If Graeber and MSA fail to perform on a timely basis under the agreement then we will not be able to commence production of polysilicon at our planned polysilicon production facility on our current schedule. If we are required to seek an alternative supplier of the reactors our costs could increase and we would experience further delays. Any delays may result in a breach of our polysilicon supply agreement with Sanyo, which may allow them to terminate the supply agreement, which would harm our business.

If Spire Corporation fails to perform under our agreement on a timely basis we may be unable to commence the sale of PV modules in calendar year 2007.

In October 2006, we entered in an agreement with Spire Corporation, a U.S. solar equipment manufacturer, for the purchase of PV module equipment and technical support for approximately $2.0 million. The equipment will enable us to manufacture up to 15 MW of photovoltaic modules each year and is scheduled to be delivered in the first half of calendar year 2007. We will initially install the equipment in our facility in Hawaii. In October 2006, we also entered into a contract to purchase solar cells manufactured in Taiwan from E-Ton Solar Tech Co., Ltd. for approximately $2.8 million. We received the final shipment of these cells in December 2006. We plan to use the cells in our initial module product release, which we may manufacture using the equipment purchased from Spire Corporation, or by outsourcing to a third-party original equipment manufacturer, which may result in revenue from solar module sales in calendar year 2007. If Spire Corporation fails to perform on a timely basis under the agreement, or if we experience difficulties or delays in the installation of the PV module equipment, then we may not be able to commence the sale of PV modules in calendar year 2007 and may be forced to outsource the manufacture of the PV modules to a third-party original equipment manufacturer, which could be more costly and result in delays.

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

Polysilicon is an essential raw material in the production of photovoltaic, or solar, cells. Polysilicon is created by refining quartz or sand, and is typically supplied to PV cell and module manufacturers in the form of silicon ingots that are sliced into wafers, or as pre-sliced wafers. We plan to commence manufacturing PV modules at least one year before we commence manufacturing our own supply of polysilicon. Although we were able to secure solar cells from E-Ton Solar Tech Co., Ltd. in Taiwan, there is currently an industry-wide shortage of polysilicon, which has resulted in a limited supply of, and significant price increases for, polysilicon, solar wafers and solar cells.

We may be unable to obtain sufficient quantities of polysilicon, solar wafers or solar cells to commence full-scale manufacturing of our PV modules in 2007. Except for the limited quantity of cells we purchased from E-Ton Solar Tech Co., Ltd. , we do not currently have any contracts to purchase polysilicon ingots, wafers, or solar cells. Our inability to obtain sufficient polysilicon, ingots, wafers or cells at commercially reasonable prices or at all would adversely affect our ability to commence manufacturing our PV module products in 2007, and prevent us from meeting potential customer demand for our products or to provide products at competitive prices, and may delay our entry into the PV module business, thereby harming our business.

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

If government incentives to locate our planned polysilicon facility in the city of Pocatello, Idaho are not realized then the costs of establishing our facility may be higher than we currently estimate.

The State of Idaho and the municipal governments have offered us a variety of incentives to attract Hoku Solar and Hoku Materials, including tax incentives, financial support for infrastructure improvements around the facilities, and grants to fund the training of new employees. We have not entered into any definitive agreements with the State of Idaho or any municipal government and we may not realize the benefits of these offered incentives. In December 2006, we received a letter from the city of Pocatello, Idaho outlining a variety of financial and other incentives that could be available to us if we ultimately complete the construction of our planned polysilicon production facility in the city of Pocatello, Idaho. This letter is not a legally binding agreement on the part of the city of Pocatello, Idaho or us, and the various incentives described in the letter are subject to a number of risks, contingencies and uncertainties, including the negotiation of a lease for property and the actual availability of financial and other incentives, including favorable tax incentives, at the time of completion of planned construction and thereafter. In January 2007, we announced our selection of the city of Pocatello, Idaho as the planned location for our polysilicon facility. If we are unable to realize these incentives the costs of establishing our planned polysilicon facility in Idaho may be higher than we currently estimate.

If we fail to improve our accounting systems and controls and financial reporting processes, we may be unable to comply with our reporting obligations as a public company and our stock price may decline.

Our reporting obligations as a public company will place a significant strain on our management, operational and financial resources and systems for the foreseeable future. As an early stage private company, we had limited accounting personnel and other resources with which to address internal controls and procedures. As a result, when our former independent registered public accounting firm audited our financial statements for the fiscal years ended March 31, 2005, 2004, 2003 and 2002, they identified in their report to our audit committee a “reportable condition,” which primarily related to the fact that we did not have the appropriate financial management and reporting infrastructure in place to accurately and properly record and provide comprehensive financial information in accordance with U.S. generally accepted accounting principles. As a result, a number of material audit adjustments to our financial statements were identified during the course of the audit. Had we at the time been a publicly-traded company, this “reportable condition” would have been characterized as a “material weakness” in internal controls as defined by Securities Exchange Act Rules 13a-15(e) and 15d-15(e).

In order to address the reportable condition, we retained a controller on a part-time consulting basis in July 2005, who became a full-time employee in August 2005, and we documented our accounting policies and financial reporting procedures. However, we continue to remediate the reportable condition. When our independent registered public accounting firm audited our financial statements for the fiscal year ended March 31, 2006, they identified in their management letter to our Audit Committee “significant deficiencies” which primarily relate to issues that are similar to those that were in the “reportable condition” in the prior year. If we fail to remedy our significant deficiencies or should we, or our independent registered public accounting firm, determine in future fiscal periods that we have additional significant deficiencies or a material weakness, we may fail to meet our reporting obligations as a public company, the reliability of our financial reports may be impacted, and our results of operations or financial condition may be harmed and the price of our common stock may decline. Our reporting obligations as a public company will continue to place a significant strain on our management, operational and financial resources and systems. In addition, our planned entry in the PV module and polysilicon markets will place additional strains and requirements on our management, operational and financial resources and systems.

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

In December 2005, we successfully completed the remaining milestones in our initial contract with the U.S. Navy, which required the development of a prototype stationary fuel cell system manufactured by IdaTech LLC and incorporating Hoku MEA. In coordination with IdaTech LLC, we began manufacturing 11 fuel cell systems that incorporate Hoku MEA, 10 of which are being field tested by us for the U.S. Navy over a twelve-month period. As of December 31, 2006, the U.S. Navy had officially accepted 11 fuel cell power plants and commenced demonstration of 10 of these fuel cell power plants at Pearl Harbor.

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

To date, the majority of our revenue has been derived from a few customers, and our customers have spent a significant amount of time considering a wide range of issues before committing to contracts for the testing and evaluation of our fuel cell products. Further, these customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes. We expect that our sales process with potential new customers will continue to require significant technical review, assessment of competitive products and approval at a number of management levels within their organizations. In addition, we believe that the total number of systems to be sold by the original equipment manufacturers in the next six to twelve months may be lower than we had previously anticipated and are not seeking new fuel cell customers to test our products. Although we continue to devote resources to the further development of our fuel cell products, in light of the uncertainty in the timing of significant sales, we have scaled back our expenditures and investments in our fuel cell business and are focusing increasingly on Hoku Solar and Hoku Materials. As a result, our sales cycle will likely range from six to nine months, and in some cases even longer, and it will be very difficult to predict whether and when any particular transaction might be completed.

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

We expect that our Testing Agreement with Sanyo, which ended in July 2006, and our Step 3 Contract with Nissan, which ended in September 2006, will be our final engineering service contracts with the respective companies; however, Sanyo and Nissan may continue to purchase our products for testing. At this time, we do not believe we will receive any meaningful revenue from Sanyo or Nissan in the foreseeable future. In addition, Sanyo and Nissan may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all.

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

All of our operations are currently located in Hawaii, which has a limited pool of qualified applicants for our specialized needs. Our future success will depend, in part, on our ability to attract and retain qualified management and technical personnel, many of whom must be relocated from the continental United States or other countries. In addition, we will need to hire and train specialized engineers to manage and operate our planned polysilicon facility. We may not be successful in hiring or retaining qualified personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could harm our business.

We may have difficulty managing change in our operations, which could harm our business.

We continue to undergo rapid change in the scope and breadth of our operations as we seek to grow our business. Our planned entry into the PV module and polysilicon markets will involve a substantial change to our operations. Our potential growth will place a significant strain on our senior management team and other resources. We will be required to make significant investments in our engineering, logistics, financial and management information systems. In particular, we currently have limited resources dedicated to sales and marketing activities and will need to expand our sales and marketing infrastructure to support our customers. Our planned entry into the PV module and polysilicon markets will involve the construction of a polysilicon production facility, increased international activities, and the increase in our headcount and operating costs by a significant factor. Our business could be harmed if we encounter difficulties in effectively managing our planned growth. In addition, we may face difficulties in our ability to predict customer demands accurately, which could strain our support staff and our ability to meet those demands.

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

Sales to companies in Japan accounted for over 47% of our revenue in the nine months ended December 31, 2006 and substantially all of our revenue for fiscal 2006, 2005 and 2004. Based on our previous contracts, we believe that there is a possibility that international sales will account for a significant percentage of our revenue. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

All of our contracts are denominated in U.S. dollars except for our contract with Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. Therefore, increases in the exchange rate of the U.S. dollar to foreign currencies will cause our products to become relatively more expensive to customers in those countries, which could lead to a reduction in sales or profitability in some cases.

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile and since our initial public offering on August 5, 2005 to December 31, 2006, our stock has traded in the range of $2.12 to $13.43 per share. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-124423), that was declared effective by the Securities and Exchange Commission on August 5, 2005. We registered 4,830,000 shares of our common stock with a proposed maximum aggregate offering price of $43.5 million, of which we sold 3,683,200 shares at $6.00 per share and an aggregate offering price of $22.1 million. The offering was completed after the sale of 3,683,200 shares. Piper Jaffray & Co. was the book-running managing underwriter of our initial public offering and SG Cowen & Co., LLC and Thomas Weisel Partners LLC, acted as co-managers. Of this amount, $1.5 million was paid in underwriting discounts and commissions, and an additional $2.0 million of expenses were incurred, of which $1.7 million and $317,000 was incurred during fiscal 2006 and 2005, respectively. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. As of December 31, 2006, we had applied the aggregate net proceeds of $18.6 million from our initial public offering as follows:

•	approximately $4.6 million was used for the construction and build-out of our combined office, research and development and manufacturing facility and the purchase of production equipment;

•	approximately $12.0 million was used for working capital; and

•	the remainder of the net proceeds from the offering, approximately $2.0 million, remains invested in short-term investments accounts.

The foregoing amounts represent our best estimate of our use of proceeds for the period indicated. No such payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities or to our affiliates, other than payments to officers for salaries and bonuses in the ordinary course of business.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

(a) Exhibits

Exhibit No.	Description
10.35+	Swiss Wafer AG agreement, dated October 14, 2006.

10.36+	Purchase agreement with E-Ton Solar Tech Co., Ltd., dated October 23, 2006

10.37+	Purchase and sale agreement with Spire Corporation, dated October 13, 2006.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from these exhibits and have been filed separately with the Securities and Exchange Commission.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hoku Scientific, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2007.

HOKU SCIENTIFIC, INC.
/s/ DARRYL S. NAKAMOTO
Darryl S. Nakamoto

Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
10.35+	Swiss Wafer AG agreement, dated October 14, 2006.

10.36+	Purchase agreement with E-Ton Solar Tech Co., Ltd., dated October 23, 2006

10.37+	Purchase and sale agreement with Spire Corporation, dated October 13, 2006.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from these exhibits and have been filed separately with the Securities and Exchange Commission.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hoku Scientific, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.