Form 10-K
period 2007-03-31
HOKU SCIENTIFIC INC
filed 2007-06-29
CIK 1178336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

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

(Address of principal executive offices, including zip code)

(808) 682-7800

(Registrant’s telephone number, including area code)

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	The NASDAQ Stock Market, LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(b) of the Act:  None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2006 was approximately $43.7 million (based on the closing sales price of the registrant’s common stock on September 30, 2006). Aggregate market value excludes an aggregate of 5,544,472 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of May 31, 2007, 16,531,040 shares of the Registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference portions of its Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by July 31, 2007.

PART I

Item 1.	Business

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Annual Report on Form 10-K, including, but not limited to, statements about:

•

our ability to raise sufficient funds to establish a manufacturing facility for polysilicon, including the installation of the equipment from Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd. and Idaho Power Company, in general, and to comply with our obligations under our agreements with Sanyo Electric Company, Ltd., Suntech Power Holdings Co., Ltd., and Global Expertise Wafer Division Ltd.;

•	Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd. and Idaho Power Company’s ability to meet the delivery schedules in their agreements with us;

•	our ability to license any necessary intellectual property rights to enter the polysilicon business;

•	our selection of the City of Pocatello, Idaho as our location for our planned polysilicon production facility;

•

our ability to meet the quality, quantity and timing requirements under our supply agreements with Sanyo Electric Company, Ltd., Suntech Power Holdings Co., Ltd. and Global Expertise Wafer Division Ltd.;

•	the schedule for installation of solar power systems in calendar year 2007;

•	the quality of polysilicon to be manufactured by us;

•	our costs to manufacture polysilicon, and our ability to offer pricing that is competitive with competing products;

•	our ability to obtain solar modules from third party vendors and our ability to offer pricing for solar installations that is competitive with competing products and installation providers;

•	our ability to re-sell our solar cell inventory and solar module production equipment at favorable prices, or at all;

•	our ability to sell our land and facility located in Kapolei, Hawaii at a favorable price, or at all;

•	our expectations regarding the U.S. Navy field trials;

•	the performance of our Hoku membrane electrode assemblies in such trials and in general our relationships with the U.S. Navy and IdaTech, LLC;

•	our future performance with respect to the U.S. Navy contract;

•	our expectations with respect to our fuel cell manufacturing capabilities;

•

our expectations regarding the potential size and growth of the fuel cell, membrane and membrane electrode assembly, solar system installations and polysilicon markets in general and our revenues in particular;

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

Our fiscal year ends on March 31. We designate our fiscal year by the year in which that fiscal year ends; e.g., fiscal 2007 refers to our fiscal year ended March 31, 2007.

Overview

Hoku Scientific, Inc. is a materials science company focused on clean energy technologies. We were incorporated in Hawaii in March 2001, as Pacific Energy Group, Inc. In July 2001, we changed our name to Hoku Scientific, Inc. In December 2004, we were reincorporated in Delaware.

We have historically focused our efforts on the design and development of fuel cell technologies, including our Hoku membrane electrode assemblies, or MEAs, and Hoku Membranes. In May 2006, we announced our plans to form an integrated photovoltaic, or PV, module business, and our plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, to complement our fuel cell business. In fiscal 2007, we reorganized our business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells. In February and March 2007, we incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly-owned subsidiaries to operate our polysilicon and solar businesses, respectively.

Our Business

Our goal is to be a leading provider of materials and components for the generation of electricity from clean energy technologies, including solar power systems, polysilicon, a primary raw material used to manufacture solar, or PV, modules, and membranes and MEAs for proton exchange membrane, or PEM fuel cells.

Hoku Materials

In February 2007, we incorporated Hoku Materials to manufacture polysilicon, a key material used in PV modules. We had originally planned to use the polysilicon internally by Hoku Solar to manufacture our own brand of solar modules, and for sale to the larger solar market. However, as a result of increased demand from third party customers, and our revised strategy for Hoku Solar, we plan to sell all of our planned output of polysilicon to third party customers. We plan to build and equip a polysilicon production facility capable of producing up to 3,000 metric tons of polysilicon per year in Pocatello, Idaho. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, Idaho, for approximately 67 acres of land. We estimate the cost to construct and equip our polysilicon facility will be greater than $260 million. We intend to finance the construction of these facilities through a combination of debt financing, pre-payments from customers for polysilicon, or the issuance of equity securities. We commenced construction in May 2007 and anticipate the availability of polysilicon beginning in the first half of calendar year 2009.

In January 2007, we entered into an agreement with Sanyo Electric Company, Ltd., or Sanyo, to provide Sanyo with $370 million of polysilicon sales over a seven year period, and Sanyo paid us $2 million and deposited an additional $110 million into an escrow account at Bank of Hawaii to be released to us upon achievement of certain polysilicon production, quality and process milestones.

In June 2007, we entered into an agreement with Suntech Power Holdings Co., Ltd., or Suntech, to provide Suntech with up to $678 million of polysilicon sales over a ten year period, and Suntech paid us $2 million and will make additional prepayments for products in the amount of $45 million in installments upon achievement of certain polysilicon production and quality milestones. The prepayment amount will be backed by a letter of credit issued to us in July 2007. The contract includes a provision that allows for either party to cancel years 8 through 10 of delivery for any reason and at any time prior to the end of the fourth year of delivery under the agreement.

In June 2007, we entered into an agreement with Global Expertise Wafer Division, or GEWD, a wholly-owned subsidiary of Solar-Fabrik AG, to provide GEWD with up to $185 million of polysilicon sales over a seven year period, and GEWD paid us $2 million and will make additional prepayments for products in the amount of $51 million in installments upon achievement of certain polysilicon production and quality milestones.

As security for GEWD’s $51 million prepayment obligation, GEWD is required to deliver to us a $25 million bank letter of credit on or before June 30, 2007, and an additional $26 million bank letter of credit on or before September 30, 2007. If GEWD does not provide the $25 million letter of credit on or before June 30, 2007, then we may terminate the agreement and retain the $2 million initial direct deposit. If GEWD provides the $25 million letter of credit on or before June 30, 2007, but does not provide the additional $26 million letter of credit on our before September 30, 2007, then we may reduce the predetermined volume of polysilicon and increase the predetermined price under the agreement.

Hoku Solar

In March 2007, we incorporated Hoku Solar to assemble and install our own brand of PV modules. In June 2007, we announced a change in our strategy, which is to focus on the sale of turnkey PV system installations, and related services, and our plan to exit the solar module manufacturing business. In connection with our new strategy, we intend to resell the 15 megawatt per year module production line that we purchased from Spire Corporation for an aggregate purchase price of approximately $2 million. As a result, we are canceling our plans to install the line in Hawaii, and to construct a plant capable of producing 30 megawatts of solar modules per year in Pocatello, Idaho. We also plan to resell the $2.8 million of solar cells that we purchased from E-Ton Solar Tech Co., Ltd. in October 2006. We plan to continue to market, sell and install turnkey PV systems, but will use modules purchased from third party suppliers, which we believe we can purchase at a lower price than the cost to manufacture our own brand of modules. Furthermore, due to the change in our business strategy to not manufacture solar modules along with our downsizing of our fuel cell business, we are exploring the sale of our land and facility in Kapolei, Hawaii and the relocation to a smaller leased warehouse and office space on the island of Oahu, Hawaii.

In December 2006, we became a licensed electrical contractor in the State of Hawaii, and plan to install solar modules in Hawaii. In May 2007, Hawaiian Electric Company selected us to enter into negotiations for the installation of a 167 kilowatt, or kW, solar system and our sale to Hawaiian Electric Company of the power generated by that system over a 20-year period.

Hoku Fuel Cells

We operate our fuel cell business under the name Hoku Fuel Cells. We have designed, developed and manufactured MEAs and membranes for proton exchange membrane, or PEM, fuel cells. We have developed custom monomers and polymers for our Hoku Membranes—the core technologies of our Hoku MEAs. MEAs are an integral component of PEM fuel cells. Monomers are the molecular components of polymer-based membranes. Based on our internal tests, we believe our products address the cost, durability, performance and environmental challenges facing users of commercially available MEAs and membranes. Our monomer materials and polymer synthesis process are designed to allow us to control the cost, durability and performance characteristics of our Hoku Membranes. We believe our products will help enable PEM fuel cell systems to compete with power sources that rely on existing technologies, such as combustion engines and conventional batteries. Hoku MEAs and Hoku Membranes are designed for the residential primary power and commercial back-up power markets, which we refer to collectively as the stationary market, and for the automotive market.

Due to a lack of visibility on the future growth of the fuel cell market, we have significantly scaled back our expenditures and investments in Hoku Fuel Cells, and have focused increasingly on Hoku Solar and Hoku Materials. In December 2006, we recorded an aggregate write down of equipment and inventory used in our fuel cell business of $729,000 and $56,000, respectively. In December 2006, we also executed a reduction-in-force; however, charges related to the reduction-in-force were not material. In March 2007, we recorded a further write down of equipment used in our fuel cell business of $200,000. We are the prime contractor in a U.S. Navy fuel cell demonstration project which we expect to complete by August 2007. Upon completion of the U.S. Navy contract, we do not believe Hoku Fuel Cells will generate any meaningful revenue in the foreseeable future. In addition, we do not currently plan on actively pursuing any new contracts or committing resources to further develop our fuel cell products. Furthermore, due to our downsizing of our fuel cell business along with the change in our business strategy to not manufacture solar modules, we are exploring the sale of our land and facility in Kapolei, Hawaii and the relocation to a smaller leased warehouse and office space on the island of Oahu, Hawaii.

Our Solar and Materials Businesses

Solar Industry Overview

Solar Power Systems

Solar power systems convert sunlight directly into electricity. According to Marketbuzz 2006, the total market for solar power systems was 1,460 megawatt, or MW in 2005, and is expected to reach 3,250 MW in 2010. These systems are used for “on-grid” and “off-grid” residential, commercial and industrial applications, and for a variety of consumer applications. “On-grid” markets refer to applications where solar power is used to supplement a customer’s electricity purchased from the utility network, whereas “off-grid” markets include those applications where access to utility networks is not economical or physically feasible, including road signs, highway call boxes and communications support along remote pipelines and telecommunications equipment, as well as rural residential applications. According to Marketbuzz 2006, sales of solar power for “on-grid” applications represented 1,262 MW out of a total of 1,460 MW in 2005. Consumer applications include garden lights, other outdoor lighting and handheld devices such as calculators.

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

Polysilicon

Polysilicon is an essential raw material in the production of PV cells. Polysilicon is created by refining quartz or sand to produce electronic-grade or solar-grade polysilicon. The key difference between electronic-grade and solar grade polysilicon is the purity requirement. The purity requirement for solar-grade polysilicon is typically 99.9999%-99.999999% pure, while electronic grade polysilicon tends to be at least 99.9999999% pure. The majority of polysilicon production begins with quartz or sand, which is refined into metallurgical grade silicon, or MG-Si. MG-Si is then purified by various chemical processes. There are two main methods in which this can be accomplished, namely silane-based and trichlorosilane (TCS)-based processes. There are two technologies for producing polysilicon from silane and TCS: the Siemens reactor method and the fluidized bed reactor, or FBR method. In the Siemens reactor process, the silane or TCS gas is introduced into a thermal decomposition furnace (reactor) with high temperature polysilicon rods inside a jacketed bell jar. The silicon contained in the gas will deposit on the heated rods, which gradually grow until the desired diameter has been reached. In the FBR process, silane or TCS gas is introduced into a tube-like reactor in which small polysilicon granules are suspended in the gas stream, referred to as the fluidized bed. The silicon contained in the gas deposits on the surface of the hot granules in the bed until the desired diameter has been reached. The end product is in the form of rods or chunks of polysilicon. The technology in the Siemens reactor was developed in the late 1950’s, is widely implemented, accounting for a majority of the polysilicon production today, and currently produces a higher purity of material.

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

Our Planned Polysilicon Products

We plan to manufacture polysilicon using trichlorosilane in a Siemens reactor. We plan to build and equip a polysilicon production facility capable of producing up to 3,000 metric tons of polysilicon per year in Pocatello, Idaho. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, Idaho, for approximately 67 acres of land. We had originally planned to build a facility with annual capacity of 1,500 metric tons; however, due to our polysilicon supply agreements, we have increased the planned facility capacity to 2,000 metric tons, and plan to further increase the capacity up to a total of 3,000 metric tons per year. We commenced construction in May 2007, and anticipate the availability of polysilicon beginning in the first half of calendar year 2009.

Our Planned PV Products

We plan to sell turnkey PV system installations, and related services using equipment we purchase from third parties. Our original plan was to manufacture, market and sell our own brand of PV modules, and in October 2006, we entered into an agreement with Spire Corporation, a U.S. solar equipment manufacturer, for the purchase of PV module equipment and technical support. The equipment would have enabled us to manufacture up to 15 MW of PV modules each year. In October 2006, we also entered into a contract to purchase solar cells manufactured in Taiwan from E-Ton Solar Tech Co., Ltd., which we had planned to use in our brand of PV modules. However, in June 2007, we announced our plan to exit the solar module manufacturing business and that we intend to resell the solar module production line purchased from Spire Corporation and the E-Ton solar cells. We plan to use modules purchased from third party suppliers for our expected PV system installation agreements. In December 2006, we became a licensed electrical contractor in the State of Hawaii, and plan to install turnkey PV systems in Hawaii. In May 2007, Hawaiian Electric Company selected us to enter into negotiations for the installation of a 167 kilowatt, or kW, PV system and our sale to Hawaiian Electric Company of the power generated by that system over a 20-year period.

Our Strategy

Our goal is to be a leading provider of polysilicon and PV system installations, and to selectively pursue our United States and foreign fuel cell patent applications that we believe have the highest economic value in order to protect our technology, inventions and improvements of our fuel cell products.

Based on discussions with potential customers for our Hoku MEAs and Hoku Membranes during fiscal 2007, we determined that the potential for future revenue opportunities from our Hoku Fuel Cells division were uncertain. We also believe that our competitors are experiencing similar challenges. As a result we do not plan on actively pursuing any new contracts or committing resources to further develop our fuel cell products, and have increasingly focused on Hoku Solar and Hoku Materials. We will pursue the following strategies:

Materials Strategy

•

Utilize Proven Processes. We are planning to manufacture polysilicon using trichlorosilane in a Siemens reactor process. The Siemens reactor process was invented in the late 1950’s by Siemens AG. According to Marketbuzz 2006, this process remains the dominant technology for polysilicon made in 2005 and is expected to remain the dominant technology for the foreseeable future. Because it is the most commonly used process to manufacture polysilicon, we believe it is also the most proven process with the least technical risk.

Solar Strategy

•

Focus on the sale of turnkey photovoltaic system installations. We plan to focus on marketing, selling and installing turnkey PV systems in Hawaii using modules and other equipment purchased from third party suppliers.

•

Exit solar module manufacturing business. We believe we can purchase solar modules at a lower price than the cost to manufacture our own brand of modules. As a result, we intend to resell our solar module production line and solar cells. Furthermore, we will explore the sale of our land and facility in Kapolei, Hawaii and the relocation to a smaller leased warehouse and office space on the island of Oahu, Hawaii. We believe this will allow us to offer more competitive pricing and a broader selection of products for our PV installation customers.

Our Fuel Cell Business

Fuel Cell Industry Overview

A number of governments and private institutions worldwide have identified fuel cells as a promising alternative power and have begun to make significant investments directed toward the development and use of fuel cells. Based on discussions with potential customers for our Hoku MEAs and Hoku Membranes during fiscal 2007, we determined that the potential for future revenue opportunities from our Hoku Fuel Cells division were uncertain. We also believe that our competitors are experiencing similar challenges. As a result, we do not plan on actively pursuing any new contracts or commit resources to further develop our fuel cell products. We intend to selectively pursue United States and foreign patent applications that we believe have the highest economic value in order to protect our technology, inventions and improvements related to our Hoku MEAs and Hoku Membranes. We are not actively seeking new contracts; however we will consider new opportunities if it makes financial sense.

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

Our Fuel Cell Products and Technology

We believe the development of a high-performing and cost-effective MEA and membrane requires the successful coordination and execution of a wide variety of technology disciplines, including materials science, organic chemistry, polymer chemistry, electrochemistry and process development. Our products have all been developed internally by our research and development team leveraging both preexisting publicly available technology and our own proprietary developments to address the cost, durability, performance and environmental challenges of existing technologies.

Hoku MEAs

Our Hoku MEA products can be manufactured in three, five or seven layers. In these products, the catalyst is applied directly to our Hoku Membrane. In the three-layer Hoku MEA, the layers consist of our custom membrane between two layers of catalyst. In some cases where it is necessary to make a five-layer Hoku MEA, the three-layer Hoku MEA is placed between two gas diffusion layers, or GDLs, which distribute gas evenly across the catalyst layer. We can also manufacture a seven-layer Hoku MEA, where an integrated seal or gasket is included on each side of the five-layer Hoku MEA. Hoku MEAs have been initially designed for applications in the stationary and automotive markets. Hoku Membranes.

The key component of our Hoku MEA is our Hoku Membrane, which is a PEM made from one of our hydrocarbon-based polymers. Our primary focus is developing completely non-fluorinated polymers for our Hoku Membranes; however, to meet certain customer requirements, we have also developed custom versions of Hoku Membrane that incorporate small amounts of fluorine into our hydrocarbon-based polymers. Hoku Membranes have been designed for PEM fuel cell applications in the stationary and automotive markets. We have applied for patents covering our monomer design and polymer synthesis; however, we are not currently investing resources in the growth of our fuel cell business.

Fuel Cell Strategy

•

Minimize costs and maintain intellectual property. We are planning to complete our U.S. Navy contract in August 2007 and selectively pursue United States and foreign patent applications that we believe have the highest economic value in order to protect our technology, inventions and improvements related to our Hoku MEAs and Hoku Membranes. We are not actively seeking new contracts; however we will consider new opportunities if it makes financial sense. Furthermore, we will explore the sale of our land and facility in Kapolei, Hawaii and the relocation to a smaller leased warehouse and office space on Oahu.

Fuel Cell Customers

U.S. Navy—Naval Air Warfare Center Weapons Division. In March 2005, we were awarded a contract with the U.S. Navy to develop and demonstrate a PEM fuel cell power plant prototype that incorporates our Hoku MEAs within IdaTech, LLC, or IdaTech, fuel cell stacks and integrated fuel cell systems. IdaTech is a subsidiary of IDACORP, Inc., a publicly-traded energy and technology holding company.

Pursuant to the contract, we manufactured 11 fuel cell power plants for delivery to the U.S. Navy. The U.S. Navy has officially accepted the 11 fuel cell power plants and commenced demonstration of 10 of these fuel cell power plants at Pearl Harbor for a period of 12 months. Pursuant to the contact, we retain all intellectual property related to our Hoku Membranes and Hoku MEAs and retain the rights to any invention that is conceived while performing the work under this contract; however, the U.S. Government has a non-exclusive, non-transferable, irrevocable, paid-up license to use the invention throughout the world. This contract is ongoing, but the U.S. Navy may terminate the contract, in whole or in part, if it is determined that the termination is in the U.S. Government’s interest.

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

Nissan Motor Co., Ltd. In January 2006, we entered into a Step 3 Collaboration contract with Nissan to further develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. We provided work pursuant to the Step 3 Collaboration contract between January 1, 2006 and September 30, 2006. We expect that our Step 3 Contract with Nissan, which ended on September 30, 2006, will be our final engineering service contract with Nissan. Nissan has not purchased any additional products for testing. At this time, we do not believe we will receive any meaningful revenue from Nissan in the foreseeable future. In addition, Nissan may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all.

Sanyo Electric Co., Ltd. In December 2005, we entered into a material transfer and collaborative testing agreement with Sanyo, or the Testing Agreement, to allow Sanyo to conduct additional testing of newer versions of our Hoku Membrane and Hoku MEA products. We also agreed to collaborate with Sanyo on the testing of these products. We expect that our Testing Agreement with Sanyo, which ended on July 31, 2006, will be our final engineering service contract with Sanyo. Sanyo has not purchased any additional products for testing. At this time, we do not believe we will receive any meaningful revenue from Sanyo in the foreseeable future. In addition, Sanyo may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all.

Additional Customers. In light of the uncertainty in the timing of significant sales, we have significantly scaled back our expenditures and investments in Hoku Fuel Cells. We continue to have product testing relationships with original equipment manufacturers focusing on stationary, automotive and micro fuel cell applications in the United States, Canada, Japan, Korea and Germany; however, we are not committing any resources to these third party testing efforts.

Please see Part II, Item 7 of Management’s Discussion and Analysis of Financial Condition and Results of Operations for further information regarding our contracts with the U.S. Navy, Idatech, Nissan and Sanyo.

Sales and Marketing

As there is a shortage of polysilicon and our intent is to sign a few long-term contracts with key customers, there is not a need for a dedicated sales force for Hoku Materials. We have an employee that is focused on PV module installation for commercial, and to a lesser extent residential properties, in Hawaii. We are offering the sale and installation of our turnkey PV systems or a leasing option. In addition, the end user has the option of a power purchase arrangement where we would install and own the solar system and the end user would pay us for the electricity produced under a long-term contract.

We have significantly scaled back our efforts in our fuel cell division and we are not actively pursuing any new contracts.

Research and Development

Hoku Materials and Hoku Solar

We are at early stages of our expansion into the polysilicon and PV module market and have not to date conducted any research and development in this area.

Hoku Fuel Cells

We are the prime contractor in a U.S. Navy fuel cell demonstration project which we expect to complete by August 2007. Upon completion of the contract, we do not plan on actively pursuing any new contracts or commit resources to further develop our fuel cell products.

Expenses

Our research and development expenses were $1.8 million, $1.3 million and $1.4 million in fiscal years 2007, 2006 and 2005, respectively, and were 100% related to our fuel cell business. As of March 31, 2007, we had no individuals on our research and development team as we have significantly scaled back our investment and expenditures in our fuel cell division as well as a reduction in-force in December 2006.

Intellectual Property

Hoku Materials and Hoku Solar

We are at an early stage of our expansion into the polysilicon and PV systems installation market and have not developed or licensed any proprietary intellectual property addressed to this market. We may need to obtain licenses to manufacture and/or sell polysilicon and PV modules using the technology that we are planning to implement. However, based on our discussions with engineering firms and equipment suppliers, we believe that we can obtain any necessary licenses from these engineering firms and turnkey equipment suppliers that may be required to manufacture, market and/or sell the products made with their equipment. If we fail to successfully acquire the licenses necessary to manufacture and/or sell polysilicon, we will be unable to commence production of polysilicon and we may be forced to delay, alter or abandon our expansion into this market1.

Fuel cells

PEM-based MEAs were first developed in the 1960s and we believe that a significant portion of the technology associated with the basic technologies used in MEAs is in the public domain. For example, platinum-based catalysts and ion exchange membranes have been a standard component used in MEAs for over 35 years. Additionally, porous carbon materials have been used as part of the GDL for over 20 years. Nevertheless, we have sought patent protection on the design of our Hoku MEAs and their components, as well as some of our manufacturing processes. Our strategy has been to apply for composition of matter, process and fuel cell structure patents covering the key aspects of our technology, including monomer design, polymer synthesis, membrane fabrication, catalyst application and GDL matching, and MEA assembly processes. Accordingly, a competitor would be precluded from making, selling or using products which would infringe the patents, when granted. As of March 31, 2007, we had four issued patents of which two expire in 2022, one expires in 2023 and one expires in 2025 and had filed with the U.S. Patent and Trademark Office eight other patent applications. We have also filed applications under the Patent Cooperation Treaty, or PCT, for protection of our invention dates, designating a number of other countries. As of March 31, 2007, we have pending eight PCT applications and filed eleven international patent applications. Our strategy is to selectively pursue United States and foreign patent applications that have the highest economic value in order to protect our technology, inventions and improvements. Our issued patents cover certain inorganic component materials incorporated into fuel cell membranes, and the process for doing so, as well as the use of such a membrane in an MEA and a fuel cell system and a novel cross linking modification for polymers and the process of making it.

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

We have filed United States and foreign patent applications to protect our technology, inventions and improvements. Our patent applications may not result in the grant of patents either in the United States or elsewhere, and our patents may not be held to be valid and enforceable, if challenged. In addition, our patents may not provide us with a competitive advantage or afford us protection against potential competitors with similar technologies. In addition to patents, we rely on trade secret laws and third-party non-disclosure agreements to protect our proprietary information. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that these proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets and these third parties do not have valid defenses. In some cases, litigation or other proceedings may be necessary to defend against claims of infringement, to protect our know-how or other intellectual property rights or to determine the scope and validity of the proprietary rights of third parties. Any potential litigation could result in substantial cost to us and diversion of our resources. An adverse outcome in any litigation or proceeding could subject us to significant liability.

General

We intend to selectively pursue United States and foreign patent applications that have the highest economic value in order to protect our technology, inventions and improvements. Our patent applications may not result in the grant of patents either in the United States or elsewhere, and our patents may not be held to be valid and enforceable, if challenged. In addition, our patents may not provide us with a competitive advantage or afford us protection against potential competitors with similar technologies. In addition to patents, we rely on trade secret laws and third-party non-disclosure agreements to protect our proprietary information. We will be able to protect our proprietary technologies from unauthorized use by third parties only to the extent that these proprietary rights are covered by valid and enforceable patents or are effectively maintained as trade secrets and these third parties do not have valid defenses. In some cases, litigation or other proceedings may be necessary to defend against claims of infringement, to protect our know-how or other intellectual property rights or to determine the scope and validity of the proprietary rights of third parties. Any potential litigation could result in substantial cost to us and diversion of our resources. An adverse outcome in any litigation or proceeding could subject us to significant liability.

Manufacturing

Hoku Materials

In February 2007, in order to ensure an adequate supply of polysilicon for Hoku Solar’s modules, we incorporated Hoku Materials to manufacture this key material for consumption by Hoku Solar and for sale to the larger solar market. We plan to build and equip a polysilicon production facility capable of producing up to 3,000 metric tons of polysilicon per year in Pocatello, Idaho. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, Idaho, for approximately 67 acres of land. We estimate the cost to construct and equip our polysilicon facility will be greater than $260 million. We commenced construction in May 2007, and anticipate the availability of polysilicon beginning in the first half of calendar year 2009.

In June 2007 due to the polysilicon supply agreements that we have agreed to, we plan on increasing the size of our polysilicon production facility by up to 1,000 metric tons of annual capacity. The increase will result in an increase in total construction costs; however, the estimated total construction cost has not been determined at this time, but we expect the costs to be greater than $260 million. Our polysilicon supply contracts provide for an aggregate of $211 million in advance payments to us to contribute to the financing of the construction, subject to our achievement of various production, quality and production process milestones. To complete the construction financing, we intend to raise the remaining construction costs through a combination of advance payments from new customers, debt financing or the issuance of equity securities. In addition, we believe we can purchase PV modules at a lower price than the cost to manufacture our own brand of modules. As a result, we plan on selling our solar cells and solar module manufacturing equipment and no longer plan to supply Hoku Solar with polysilicon for modules.

VECO USA, Inc/CH2M HILL Lockwood Greene. In August 2006, we awarded a contract to CH2M HILL Lockwood Greene to provide initial engineering and related services for our planned polysilicon production facility. In March 2007, we elected to end our engineering services contract with CH2M Hill Lockwood Greene, and award a new contract to VECO USA, Inc. for the initial design phase engineering, procurement and construction management services on a time and materials basis. As of March 31, 2007, we paid $6,000 to VECO USA, Inc. and an additional $316,000 through June 2007. We expect that VECO USA, Inc. will provide complete engineering, procurement and construction services for the polysilicon plant from design through construction and start-up; however the terms of the final contract have not been determined.

City of Pocatello, Idaho. In December 2006, we received a letter from the City of Pocatello, Idaho outlining a variety of financial and other incentives that could be available to us if we ultimately complete the construction of our planned polysilicon production facility in the city of Pocatello, Idaho. This letter is not a legally binding agreement on the part of the City of Pocatello or us, and the various incentives described in the letter are subject to a number of risks, contingencies and uncertainties, including the actual availability of financial and other incentives, including favorable tax incentives, at the time of completion of planned construction and thereafter. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, Idaho, for approximately 67 acres of land in Pocatello, Idaho. The annual rent for the ground lease is fixed at one dollar per year until the expiration of the lease on December 31, 2106. In addition to this 67-acre lease, we and the City of Pocatello have signed a separate agreement granting us an option to lease an additional 450 acres of land owned by the City of Pocatello, which we may use for future expansion. The terms of any future lease will be subject to good faith negotiations between us and City of Pocatello.

Sanyo Electric Company, Ltd. In January 2007, we entered into a supply agreement with Sanyo for the sale and delivery of polysilicon to Sanyo over a seven-year period beginning in January 2009, or the Sanyo Supply Agreement. Under the Sanyo Supply Agreement, up to $370 million may be payable to us during the seven-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The Sanyo Supply Agreement provides for the delivery of predetermined volumes of polysilicon to Sanyo each year at set prices from January 2009 through December 2015.

The Sanyo Supply Agreement provides for an initial direct deposit of $2 million to us and required Sanyo to place a further deposit of 30% of the total purchase amount less the initial deposit in an escrow account with the Bank of Hawaii pursuant to an escrow agreement. This 30% less the initial deposit is payable to us as an advance deposit for products delivered under the agreement in four installments upon the successful completion of certain polysilicon quality and production volume tests and certifications by us. We are required to use the total deposit for our polysilicon business. In February 2007, Sanyo paid us the initial direct deposit of $2 million and deposited $110 million in an escrow account at the Bank of Hawaii.

Pursuant to the Sanyo Supply Agreement, we granted Sanyo a security interest in all of the tangible and intangible assets related to Hoku Materials and all our equity interests in Hoku Materials, to serve as collateral for our obligations under the Sanyo Supply Agreement. This security interest is pari-passu with the security interests granted to Suntech Power Holdings Co., Ltd. and Global Expertise Wafer Division. The term of the Sanyo Supply Agreement is through December 2015. Each party may terminate the Sanyo Supply Agreement at an earlier date under certain circumstances, including, but not limited to, the bankruptcy, assignment for the benefit of creditors, liquidation or a material breach of the other party. Upon the expiration or termination of the Sanyo Supply Agreement, we are generally required to refund to Sanyo the entire amount of the deposit and authorize the Bank of Hawaii to return the funds held in escrow, less any part of the deposit and escrow that has been applied to the purchase price of products delivered under the agreement.

In May 2007, we amended the Sanyo Supply Agreement and Sanyo granted us a three-month extension until October 17, 2007 to complete our financing for the construction of our planned polysilicon production plant in Pocatello, Idaho. Sanyo may terminate the Sanyo Supply Agreement if we have not raised $100 million in gross aggregate proceeds from long-term bank debt, the issuance of equity securities, or polysilicon customer prepayments, or any combination thereof, to procure our planned polysilicon production plant by such date.

Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. In January 2007, we entered into a contract with Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, we will pay up to a total of 15.7 million Euros ($20.9 million as of March 31, 2007) for the reactors. The reactors are designed and engineered to produce approximately 1,500 metric tons of polysilicon per year. We have an option to purchase additional reactors to enable the production of an additional 500 metric tons of polysilicon per year for an additional 5.2 million Euros ($6.9 million as of March 31, 2007). The term of the contract extends until the end of the first month after the expiration date of the warranty period, but may be terminated earlier under certain circumstances.

In May 2007, we amended the contract and GEC and MSA granted us a two-month extension until September 17, 2007 to deliver a letter of credit in the amount of 65% of the purchase price for reactors capable of producing 2,000 metric tons of polysilicon per year, which is approximately 13.6 million Euros.

Idaho Power Company. In June 2007, we entered into an Agreement for Engineering of Hoku Electric Substation and Associated Facilities, or the Engineering Agreement, with Idaho Power Company to begin the engineering and procurement process for the electric substation to provide power for the planned polysilicon manufacturing facility in Pocatello, Idaho. Upon signing the Engineering Agreement, we paid Idaho Power Company $458,500, and we are obligated to pay an additional $458,500 on September 15, 2007 after receipt of a progress report and single-line electrical drawings of the planned electrical infrastructure.

Bank of Hawaii. In March 2007, we entered into a credit facility of up to $13 million with Bank of Hawaii. The credit facility is secured by Hoku Materials’ cash, cash equivalents and short-term investment fund balances. We plan to use these funds to finance, in part, certain expenses related to our polysilicon production facility in Pocatello, Idaho. In May 2007, we borrowed $4.4 million and paid GEC and MSA $4.2 million for the initial deposit of 15% for hydrogen reduction reactors capable of producing 2,000 metric tons of polysilicon per year. The balance of $200,000 was paid to various vendors for services related to the construction of our polysilicon plant. The payment of this initial deposit begins the 15 month delivery deadline for equipment capable of producing 1,500 metric tons of polysilicon per year, with the equipment for an additional 500 metric tons per year being delivered within three months after the first delivery. In June 2007, we borrowed $608,000 and paid Idaho Power Company $458,500 and the balance of $149,500 was paid to a vendor for services related to the construction of our polysilicon plant.

Suntech Power Holdings Co., Ltd. In June 2007, we entered into a supply agreement with Suntech Power Co., Ltd., or Suntech, for the sale and delivery of polysilicon to Suntech over a ten-year period beginning in July 2009, or Suntech Supply Agreement. Under the Suntech Supply Agreement, up to approximately $678 million may be payable to us during the ten-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The Suntech Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Suntech each month and each year at set prices from or before July 1, 2009, for a continuous period of ten years.

In June 2007, Suntech paid us an initial deposit of $2 million as a prepayment for future product deliveries. Suntech is required to pay us an additional prepayment of $45 million if we achieve certain production and quality milestones prior to the first planned shipment in 2009. As security for Suntech’s $45 million prepayment obligation, Suntech is required to deliver to us a $45 million stand-by letter of credit by July 20, 2007.

Pursuant to the Sutech Supply Agreement, we have granted to Suntech a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for Hoku Materials’ obligations under the Suntech Supply Agreement. Also, all of the equity ownership interest in Hoku Materials is to be pledged to secure the obligations of Hoku Materials under the Suntech Supply Agreement. These security interests are pari-passu with the security interests granted to Sanyo Electric Company, Ltd. and Global Expertise

Wafer Division. We may not enter into supply agreements with any other customers during the first four years after the date of our first shipment to Suntech if the aggregate of our delivery obligations under all of our existing supply contracts and such additional supply contract during any month would exceed the rated monthly production capacity of our production reactors.

The term of the Suntech Supply Agreement is ten years from the date of the first shipment in 2009, which is approximately July 1, 2019. Each party, however, may elect to shorten the term of the Suntech Supply Agreement to seven years by providing written notice to the other party at any time prior to the end of the fourth year after the first shipment. If the term of the Suntech Supply Agreement is shortened to seven years, then the aggregate amount that may be payable to us for product shipments during the seven year period will be reduced to $378 million. In addition, each party may terminate the Suntech Supply Agreement at an earlier date under certain circumstances, including, but not limited to, the bankruptcy, assignment for the benefit of creditors, liquidation or a material breach of the other party. Our failure to deliver a predetermined quantity of polysilicon by December 31, 2009 or to complete successfully any of the polysilicon production and quality tests set forth in the Suntech Supply Agreement within specified periods of time would also constitute a material breach by us, among other circumstances. Suntech’s failure to pay the $2 million initial deposit or provide the $45 million stand-by letter of credit would constitute a material breach by Suntech, among other circumstances. In addition, either party may elect to terminate the Suntech Supply Agreement if we have failed to raise an aggregate of $100 million from the issuance of debt or equity securities by March 31, 2008 to finance the construction of our polysilicon manufacturing facility. Upon the expiration or termination of the Suntech Supply Agreement, we are generally required to refund to Suntech the entire amount of the $47 million prepayment or cancel the letters of credit, less any part of the $47 million that has been applied to the purchase price of products delivered under the Suntech Supply Agreement.

Global Expertise Wafer Division. In June 2007, we entered into a supply agreement with Global Expertise Wafer Division, Ltd., or GEWD, a wholly-owned subsidiary of Solar-Fabrik AG, for the sale and delivery of polysilicon to GEWD over a seven-year period beginning in December 2009, or GEWD Supply Agreement. Under the GEWD Supply Agreement, up to approximately $185 million may be payable to us during the seven-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The GEWD Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by GEWD each month and each year at set prices from or before December 31, 2009, for a continuous period of seven years.

GEWD paid us an initial deposit of $2 million as a prepayment for future product deliveries, and the GEWD Supply Agreement requires that GEWD pay us an additional prepayment of $51 million if we achieve certain production and quality milestones prior to the first planned shipment in 2009.

As security for GEWD’s $51 million prepayment obligation, GEWD is required to deliver to us a $25 million bank letter of credit on or before June 30, 2007, and an additional $26 million bank letter of credit on or before September 30, 2007. If GEWD does not provide the $25 million letter of credit on or before June 30, 2007, then we may terminate the agreement and retain the $2 million initial direct deposit. If GEWD provides the $25 million letter of credit on or before June 30, 2007, but does not provide the additional $26 million letter of credit on our before September 30, 2007, then we may reduce the predetermined volume of polysilicon and increase the predetermined price under the agreement.

Pursuant to the GEWD Supply Agreement, we must grant to GEWD a security interest in all of our tangible and intangible assets related to our polysilicon business, and all equity interests in Hoku Materials, owned by Hoku Scientific, to serve as collateral for our obligations under the GEWD Supply Agreement. This security interest is pari-passu with the security interests granted to Sanyo Electric Company, Ltd. and Suntech Power Holdings Co., Ltd.

The term of the GEWD Supply Agreement is seven years from the date of the first shipment in 2009, which is approximately December 30, 2016. Each party, however, may elect to terminate the GEWD Supply Agreement at an earlier date under certain circumstances, including, but not limited to, the bankruptcy, assignment for the benefit of creditors, liquidation or a material breach of the other party. Our failure to deliver a predetermined quantity of our manufactured product by December 31, 2009 or to complete successfully any of the polysilicon production and quality tests set forth in the GEWD Supply Agreement within specified periods of time will constitute a material breach, among other circumstances. Each party may terminate the GEWD Supply Agreement if on or before March 31, 2008, we have been unable to complete the financing necessary to build our polysilicon manufacturing facility. Except for a termination by us due to GEWD’s failure to deliver the $25 million letter of credit, upon the expiration or termination of the GEWD Supply Agreement, we are generally required to refund to GEWD the entire amount of the $53 million deposit or cancel the letters of credit, less any part of the $53 million that has been applied to the purchase price of products delivered under the GEWD Supply Agreement.

Hoku Solar

In June 2007, we announced our strategy to focus on the sale of turnkey PV system installations, and related services, and our plan to exit the solar module manufacturing business. In connection with this focused strategy, we intend to resell the 15 megawatt per year module production line that we purchased from Spire Corporation for an aggregate purchase price of approximately $2.0 million. As a result, we are canceling our plans to install the line in Hawaii, and to construct a plant capable of producing 30 megawatts of solar modules per year in Pocatello, Idaho. We also plan to resell the $2.8 million of solar cells that we purchased from E-Ton Solar Tech Co., Ltd. in October 2006. We plan to continue to market, sell and install turnkey PV systems, but will use modules purchased from third-party suppliers, which we believe we can purchase at a lower price than the cost to manufacture our own brand of modules. Furthermore, due to the change in our business strategy to not manufacture solar modules along with our downsizing of our fuel cell business, we are exploring the sale of our land and facility in Kapolei, Hawaii and the relocation to a smaller leased warehouse and office space on the island of Oahu, Hawaii

Spire Corporation In October 2006, we entered into a Purchase and Sale Agreement with Spire Corporation to purchase a PV module production line and related installation and training for approximately $2.0 million. In June 2007, the parties amended the Purchase and Sale Agreement to reduce the total purchase price by $125,000, and to eliminate Spire Corporation’s obligation to provide installation and training services to us. We are required to take delivery of the solar module manufacturing equipment located at manufacturing facilities in Bedford, Massachusetts and Okazaki, Japan; and Spire Corporation will attempt to resell the module manufacturing equipment for us.

Swiss Wafers AG In October 2006, we entered into a contract to purchase solar cells manufactured in Taiwan from Swiss Wafers AG for approximately $2.8 million. Subsequent to the agreement, we and Swiss Wafers AG, mutually agreed to terminate the contract as Swiss Wafers AG was unable to secure the type of solar cells contemplated for purchase under the agreement.

E-Ton Solar Tech Co., Ltd. In October 2006, we also entered into a contract to purchase solar cells manufactured in Taiwan from E-Ton Solar Tech Co., Ltd. for approximately $2.8 million. We received the final shipment of these cells in December 2006. We plan to resell the solar cells as we no longer plan to manufacture our own solar modules.

Hoku Fuel Cells

The key aspects of our manufacturing processes include monomer design, synthesis of our polymers, production of the membrane, deposition of the catalyst on the membrane, enhancement of the gas diffusion material and assembly of the complete MEA. We outsource the manufacture of one custom monomer to a single supplier and manufacture our other custom monomers internally. We designed our manufacturing processes to be capable of using a high degree of automation. We believe this methodology would enable us to increase our throughput and yields, reduce our costs and scale our manufacturing processes if volume increases.

In August 2005, we completed the move of our operations to a new approximately 14,000 square foot facility in Kapolei, Hawaii. In December 2006, we recorded an aggregate write down of equipment and inventory used in our fuel cell business of $729,000 and $56,000, respectively. In addition, in December 2006, we executed a reduction-in-force; however, charges related to the reduction-in-force were not material. In March 2007, we recorded a further write down of equipment used in our fuel cell business of $200,000. We are not currently manufacturing any membrane or MEA products and due to our downsizing of our fuel cell business along with the change in our business strategy to not manufacture solar modules, we are exploring the sale of our land and facility in Kapolei, Hawaii and the relocation to a smaller leased warehouse and office space on the island of Oahu, Hawaii.

Competition

Hoku Materials and Hoku Solar

The market for PV installations is competitive and continually evolving. As a new entrant to this market, we expect to face substantial competition from companies such as Powerlight, a subsidiary of SunPower Corporation, and SunEdison, and other new and emerging companies in Asia, North America and Europe. Some of our known competitors are established players in the solar industry, and have a stronger market position than ours and have larger resources and recognition than we have. In addition, the PV market in general competes with other sources of renewable energy and conventional power generation. Initially, we believe that the high demand for PV installations will support further competition in the market, enabling us to sell our services, specifically in Hawaii where we are headquartered.

In the polysilicon market, we will compete with companies such as Hemlock Semiconductor Corporation, Renewable Energy Corporation ASA, Mitsubishi Polycrystalline Silicon America Corporation, Mitsubishi Materials Corporation, Tokuyama Corporation, MEMC Electronic Materials, Inc., and Wacker Chemie AG. In addition, we believe new companies may be emerging in North America, China and Eastern Europe, and new technologies, such as fluidized bed reactors, are emerging, which may have significant cost and other advantages over the Siemens process we are planning to use to manufacture polysilicon. These competitors may have longer operating histories, greater name recognition and greater financial, sales and marketing, technical and other resources than us. If we fail to compete successfully, we may be unable to successfully enter the market for polysilicon and PV modules. Initially, we believe that the high demand for polysilicon will support further competition in the polysilicon market, enabling us to negotiate long-term sales contracts.

Hoku Fuel Cells

We compete with a number of companies that are developing PEM fuel cell technology in addition to major automotive companies that have in-house PEM fuel cell development efforts. These companies are located in the United States and abroad. Most of our competitors and potential customers have substantially greater financial, research and development, manufacturing and sales and marketing resources than we do, and may complete research, development and commercialization of commercially viable fuel cell membrane and MEA products more quickly and effectively than we can. None of our customer contracts have been exclusive.

We believe our products will compete with the PEM fuel cell membrane and MEA products described above principally on the basis of cost, durability, performance and environmental impact. However, we cannot assure you that we will be able to compete effectively against these companies or their products on any or all of these criteria. As our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and we have not sold any products commercially, we cannot be certain that we will be able to develop and market our products successfully. We are not actively seeking new contracts; however, we will consider new opportunities if it makes financial sense.

Government Regulation

Hoku Materials and Hoku Solar

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar products. For example, without a regulatory mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to consumers of solar power systems, which could decrease the market for PV installations, thereby harming our business, prospects, results of operations and financial condition.

The installation of PV systems is subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to PV systems may result in significant additional expenses to us and, as a result, could cause a significant reduction in demand for PV installations. In addition, the manufacture of polysilicon will involve the use of materials that are hazardous to human health and the environment, the storage, handling and disposal of which will be subject to government regulation.

Hoku Fuel Cells

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

Financial Information by Business Segment and Geographic Data

In fiscal 2007, we reorganized our business into three business segments: (i) materials, which include polysilicon (ii) solar, which will include PV system installations, and (iii) fuel cells, which will include MEAs and membranes. In fiscal 2007, 2006 and 2005, 100% of our revenue was from fuel cells. In fiscal 2007, 97% of our revenue was from the U.S. Navy and Nissan. In fiscal 2006 and 2005, 99% and 100% of our revenue, respectively, was from Sanyo and Nissan. Sanyo and Nissan are located in Japan. The information included in Note 1(d) of the Notes to Financial Statements is hereby incorporated by reference.

Employees

As of March 31, 2007, we had 17 employees, consisting of 1 in Hoku Fuel Cells, 4 in Hoku Materials and 4 in Hoku Solar. The remaining 8 employees are general administrative employees that provide support for all divisions, public company requirements and other corporate initiatives.

Executive Officers of the Registrant

Our executive officers and their ages and positions as of March 31, 2007, are as follows:

Name	Age	Position
Dustin M. Shindo	33	Chairman of the Board of Directors, President and Chief Executive Officer
Karl M. Taft III	34	Chief Technology Officer and Director
Darryl S. Nakamoto	33	Chief Financial Officer, Treasurer and Secretary
Scott B. Paul	33	Vice President, Business Development and General Counsel

Dustin M. Shindo , one of our founders, has served as our Chairman of the Board of Directors, President and Chief Executive Officer since March 2001. From November 1999 to February 2001, Mr. Shindo was a founder and Chief Executive Officer of Activitymax, Inc., a small privately-held travel reservation software company, where Mr. Shindo was responsible for managing customer relationships, developing the company’s marketing program and managing the operations of the company. From August 1999 to April 2000, Mr. Shindo was a business consultant at The Lucas Group, a strategic consulting firm, where Mr. Shindo focused on business strategy projects as part of multi-person engagement teams. In 1995, Mr. Shindo founded Mehana Brewing Company, a privately-held microbrewery, where he continues to serve as President and as a member of the board of directors. Mr. Shindo’s family manages the day-to-day operations of Mehana Brewing Company and Mr. Shindo’s time commitment is not significant. In 2006, Mr. Shindo founded Kai Technologies, Inc., a privately held company formed to explore business opportunities related to medical devices, where he continues to serve as Chief Executive Officer and Chairman of the Board of Directors. Mr. Shindo’s time commitment in Kai Technologies, Inc. is not significant. Mr. Shindo devotes substantially all of his time to the management of Hoku Scientific. Mr. Shindo has a B.A. in Accounting from the University of Washington and an M.B.A. from the Darden Graduate School of Business Administration at the University of Virginia.

Karl M. Taft III , one of our founders, has served as our Chief Technology Officer since March 2001 and a member of our board of directors since August 2001. From October 1996 to March 2001, Mr. Taft held various positions at PCC Structurals, Inc., a manufacturer of titanium casting parts, including Lead Manager for Research and Development, Industrial Engineer and Research Chemist. In 2000, Mr. Taft was an Adjunct Professor at Portland State University. Mr. Taft has a B.A. in Chemistry from Pacific University, an M.S. in Environmental Science and Engineering from Oregon Graduate Institute and an M.B.A. from Portland State University.

Darryl S. Nakamoto has served as our Chief Financial Officer and Treasurer since January 2005 and our Secretary since March 2005. From January 2003 to December 2004, Mr. Nakamoto was a finance analyst for Frito-Lay of Hawaii, a division of PepsiCo, Inc. From May 2002 to January 2003, Mr. Nakamoto was not employed. From March 2001 to May 2002, Mr. Nakamoto was a sales and marketing executive for Syntera Solutions, the software development and document management division of Profitability of Hawaii, Inc., a software company. From April 2000 to February 2001, he served as the regional director of Activitymax, Inc., a travel reservation software company. From December 1996 to March 2000, Mr. Nakamoto was an accountant at KPMG LLP, an accounting firm, where he most recently was a senior accountant. Mr. Nakamoto has a B.A. in Accounting and Finance from the University of Washington and is a certified public accountant.

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

Risks Related to Our Business

We have a limited operating history, and have recently determined to enter the photovoltaic installations and polysilicon markets and scale back our efforts in the fuel cell market. If we are unable to generate significant revenue, our business will be harmed.

We were incorporated in March 2001 and have a limited operating history. We have cumulative net losses since our inception through fiscal 2007. Hoku Materials and Hoku Solar do not currently generate any revenue and our revenue from Hoku Fuel Cells is limited to our contract with the U.S. Navy which we expect to complete by August 2007. Our planned entry into the polysilicon market will require us to spend significant additional amounts to support the construction of a facility to manufacture polysilicon, to purchase capital equipment, to fund new sales and marketing efforts, to pay for additional operating costs, and to significantly increase our headcount. In fiscal 2007, we reorganized our business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells to support our entry into these new markets. In February and March 2007, we incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly-owned subsidiaries.

To date, our fuel cell customers have not commercially deployed products incorporating our Hoku MEAs or Hoku Membranes, and we have not sold any products commercially. Although we have had prior fuel cell testing agreements with Sanyo Electric Co., Ltd., or Sanyo, and Nissan Motor Co. Ltd., or Nissan, these agreements have ended and neither Sanyo nor Nissan has purchased our products since their contracts ended. There were no purchases of our fuel cell products during the three months ended March 31, 2007. Sanyo and Nissan may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. In addition, at this time, we do not believe we will receive any meaningful fuel cell revenue from Sanyo or Nissan in the foreseeable future.

Based on discussions with potential customers for our Hoku MEAs and Hoku Membranes during fiscal 2007, including Sanyo and Nissan, we determined that the potential for future revenue opportunities from our Hoku Fuel Cells division is uncertain. We also believe that our competitors our experiencing similar challenges. As a result we have significantly scaled back our expenditures and investments in Hoku Fuel Cells, and have focused increasingly on Hoku Solar and Hoku Materials. We are not currently seeking new fuel cell customers to test our products and in December 2006, we wrote down certain equipment used in our fuel cell business and we executed a reduction-in-force within the Hoku Fuel Cells division. We commenced construction of our planned polysilicon production facility in Pocatello, Idaho in May 2007, and expect to complete construction subject to available financing and other conditions in late 2008. As a result we expect our costs to increase significantly, which will result in further losses on a quarterly or annual basis, before we can begin to generate significant revenue from our Hoku Solar and Hoku Materials divisions. If we are unable to generate significant revenue and achieve profitability, we will not be able to sustain our operations.

Our operating results have fluctuated in the past, and we expect a number of factors to cause our operating results to fluctuate in the future, making it difficult for us to accurately forecast our quarterly and annual operating results.

We are the prime contractor in a U.S. Navy fuel cell demonstration project that is expected to conclude in August 2007 and we expect to recognize the remaining $1.3 million of revenue under this contract in the first and second quarters of fiscal 2008. Although we anticipate PV system installations beginning in the second half of calendar year 2007, in the near term, we have limited sources of revenue. In December 2006, we became a licensed electrical contractor in the State of Hawaii, and plan to install PV systems in Hawaii. In May 2007, Hawaiian Electric Company selected us to enter into negotiations for the installation of a 167 kW, PV system and our sale to Hawaii Electric Company of the power generated by that system over a 20-year period.

Our future operating results and cash flows will depend on many factors that impact Hoku Materials, Hoku Solar and Hoku Fuel Cells, including the following:

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

If we are unable to obtain the necessary initial financing, government permits, supply contracts and licenses to intellectual property required to begin construction of polysilicon manufacturing capabilities we will not be able to form a polysilicon business.

In May 2006, we announced our intention to form a polysilicon business as part of an integrated PV module business to complement our fuel cell business. This planned expansion includes developing manufacturing capabilities and the eventual planned manufacture of polysilicon. To date, our business has solely been focused on the stationary and automotive fuel cell markets and we have no experience in the polysilicon business. In order to be successful we will need to devote substantial management time, resources and funds to this planned expansion. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, for approximately 67 acres of land in Pocatello, Idaho. We intend to manufacture polysilicon chunks at our planned polysilicon production facility in Idaho and expect to complete construction in late 2008. In May 2007, we commenced construction. We have engaged VECO USA, Inc. to provide engineering, procurement and construction services for the polysilicon plant. If VECO USA does not perform as expected, our efforts to construct our polysilicon plant could be delayed and we could incur additional expenses. We are at an early planning stage of this expansion and at any point in time we may conclude that such expansion is not financially or technologically feasible and abandon our efforts to establish a polysilicon business. Such abandonment after substantial investment of time and resources could harm our business.

Before we can complete construction of our planned polysilicon manufacturing facility we must successfully and timely accomplish the following:

•	raise more than $260 million cash through the issuance of long-term bank debt, the issuance of equity securities, or polysilicon customer prepayments, or any combination thereof;

•	enter into key contracts with building engineers, contractors and suppliers;

•	license any intellectual property that may be required to manufacture polysilicon;

•	secure key supplier contracts for the materials required to manufacture polysilicon; and

•	obtain all necessary federal, state and local permits for our planned facility in Pocatello, Idaho.

If we fail to successfully achieve any or all of the above objectives, we will be unable to complete construction of our planned manufacturing facility and we may be forced to delay, alter or abandon our planned expansion. In addition, any delay in achieving these objectives may result in additional expense which would harm our business.

We need to raise more than $260 million to construct and equip our planned facility in Pocatello, Idaho, and we may be unable to raise this additional capital on favorable terms or at all.

To construct a polysilicon manufacturing facility with an annual capacity of 2,000 metric tons of polysilicon, we estimate that we would need to raise approximately $260 million to fund the construction, and to purchase capital equipment for the manufacture of polysilicon. As we recently announced our plans to increase the size of our polysilicon manufacturing facility by up to 1,000 additional metric tons of annual capacity, we have not been able to determine the total construction cost or cash needs at this time; however we will need to raise this amount and we may need to raise additional funds in the future to support the growth of Hoku Solar and Hoku Materials. Through our contracts with Sanyo Electric Co., Ltd., Suntech Power Holdings Co., Ltd., and Global Expertise Wafer Division Ltd., we have secured advance payment commitments of up to an aggregate of approximately $211 million if we achieve certain production, quality and process milestones in each of our respective contracts. In addition, we plan to finance a significant portion of our polysilicon plant construction costs through debt financing or issuances of equity securities. However, we have invested our own cash resources into this project and expect that we will continue to do so in advance of obtaining the debt or equity. If we are unable to raise the funds, then we will not be able to enter the polysilicon market in accordance with our current plans, and our customers may cancel their contracts with us.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our current stockholders may be reduced. If we raise additional funds for these businesses through the issuance of term debt or convertible debt securities, these instruments could have rights senior to those of our common stock and could contain covenants that would restrict our operations.

If our supply agreement with Sanyo Electric Company, Ltd., is terminated for any reason our business will be harmed.

In January 2007, we entered into a supply agreement with Sanyo for the sale and delivery of polysilicon to Sanyo over a seven-year period beginning in January 2009, or the Sanyo Supply Agreement. In May 2007, we amended the Sanyo Supply Agreement. Under the Sanyo Supply Agreement, up to approximately $370 million may be payable to us during the seven-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The Sanyo Supply Agreement provides for the delivery of predetermined volumes of polysilicon to Sanyo each year at set prices from January 2009 through December 2015. Pursuant to the Sanyo Supply Agreement, we granted Sanyo a security interest in all of the tangible and intangible assets related to Hoku Materials and all our equity interests in Hoku Materials, to serve as collateral for our obligations under the agreement.

Each party may elect to terminate the Sanyo Supply Agreement prior to December 2015 under certain circumstances, including, but not limited to:

•

if we fail to secure financing by October 17, 2007 of at least $100 million in gross aggregate proceeds from long-term bank debt, the issuance of equity securities or customer prepayments, or the combination thereof;

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party;

•	or a material breach of the other party.

Sanyo may also terminate the agreement for the following material breaches:

•	if we fail to deliver a predetermined quantity of the our manufactured product by March 2009;

•	if we fail to deliver the minimum monthly quantity of product in any month beginning in March 2009;

•	if we fail to deliver the minimum annual quantity of polysilicon product in any year; or

•	if we fail to complete successfully any of the polysilicon quality and production volume tests or the process implementation test set forth in the agreement within specified periods of time.

If our supply agreement with Suntech Power Holdings Co., Ltd. is terminated for any reason our business will be harmed.

In June 2007, we entered into a supply agreement with Suntech for the sale and delivery of polysilicon to Suntech over a ten-year period beginning in July 2009, or the Suntech Supply Agreement. Under the Suntech Supply Agreement, up to approximately $678 million may be payable to us during the ten-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The Suntech Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Suntech each month and each year at set prices from or before July 1, 2009, for a continuous period of ten years. The term of the Suntech Supply Agreement is ten years from the date of the first shipment in 2009, which is approximately July 1, 2019. Each party, however, may elect to shorten the term of the Suntech Supply Agreement to seven years by providing written notice to the other party at any time prior to the end of the fourth year after the first shipment. If the term of the Suntech Supply Agreement is shortened to seven years, then the aggregate amount that may be payable to us for product shipments during the seven year period shall be reduced to $378 million.

Each party may elect to terminate the Suntech Supply Agreement under certain circumstances, including, but not limited to:

•	if we fail to secure financing by March 31, 2008 of at least $100 million in gross aggregate proceeds from debt or the issuance of equity securities;

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	a material breach of the other party.

Suntech may also terminate the agreement for the following material breaches:

•	if we fail to deliver a predetermined quantity of the our manufactured product by December 2009; or

•	if we fail to complete successfully any of the polysilicon quality and production volume tests or the process implementation test set forth in the agreement within specified periods of time.

If our supply agreement with Global Expertise Wafer Division Ltd. is terminated for any reason our business will be harmed.

In June 2007, we entered into a supply agreement with GEWD, a wholly-owned subsidiary of Solar-Fabrik AG, for the sale and delivery of polysilicon to GEWD over a seven-year period beginning in December 2009, or the GEWD Supply Agreement. Under the GEWD Supply Agreement, up to approximately $185 million may be payable to us during the seven-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The GEWD Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by GEWD each month and each year at set prices from or before December 31, 2009, for a continuous period of seven years.

Under the GEWD Supply Agreement, GEWD shall deliver to us a $25 million bank letter of credit on or before June 30, 2007, and an additional $26 million bank letter of credit on or before September 30, 2007. If GEWD does not provide the $25 million letter of credit on or before June 30, 2007, then we may terminate the agreement and retain the $2 million initial direct deposit. If GEWD provides the $25 million letter of credit on or before June 30, 2007, but does not provide the additional $26 million letter of credit on our before September 30, 2007, then we may reduce the predetermined volume of polysilicon and increase the predetermined price under the agreement.

Each party may elect to terminate the GEWD Supply Agreement under certain circumstances, including, but not limited to:

•	if we fail to secure the financing by March 31, 2008;

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	a material breach of the other party.

GEWD may also terminate the agreement for the following material breaches:

•	if we fail to deliver a predetermined quantity of the our manufactured product by December 31, 2009; or

•	if the financing exceeds $185 million for the 2,000 metric ton annual capacity polysilicon manufacturing facility, plus reasonable additional debt to finance additional capacity.

If the supply agreements with Sanyo, Suntech or GEWD are terminated for any reason our business will be harmed.

If Graeber Engineering Consultants GmbH, MSA Apparatus Construction for Chemical Equipment Ltd. or Idaho Power Company fail to perform under our contracts on a timely basis we will experience delays in the commencement of polysilicon production at our planned Pocatello, Idaho facility.

In January 2007, we entered into an agreement with Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase of hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, we will pay up to a total of 15.7 million Euros ($20.6 million as of March 31, 2007) for the reactors. The reactors are designed and engineered to produce approximately 1,500 metric tons of polysilicon per year. We have an option to purchase additional reactors to enable the production of an additional 500 metric tons of polysilicon per year for an additional 5.2 million Euros ($6.9 million as of March 31, 2007). In May 2007, we paid GEC and MSA $4.2 million for the initial deposit of 15% for hydrogen reduction reactors capable of producing 2,000 metric tons of polysilicon per year. The payment of this initial deposit begins the 15 month delivery deadline for equipment capable of producing 1,500 metric tons of polysilicon per year, with the equipment for an additional 500 metric tons per year being delivered within three months after the first delivery.

In June 2007, we entered into an Agreement for Engineering of Hoku Electric Substation and Associated Facilities, or the Engineering Agreement, with Idaho Power Company to begin the engineering and procurement process for the electric substation to provide power for the planned polysilicon manufacturing facility in Pocatello, Idaho. Upon signing the Engineering Agreement, we paid Idaho Power Company $458,500, and we are obligated to pay an additional $458,500 on September 15, 2007 after receipt of a progress report and single-line electrical drawings of the planned electrical infrastructure.

If GEC, MSA or Idaho Power Company fail to perform on a timely basis under their respective agreements then we will not be able to commence production of polysilicon at our planned polysilicon production facility on our current schedule. If we are required to seek an alternative supplier of the reactors or electric substation our costs could increase and we would experience further delays. Any delays may result in a breach of our supply agreements with Sanyo, Suntech and GEWD which may allow them to terminate the supply agreements, which would harm our business.

If we are unable to sell our solar module manufacturing equipment and solar cells at our purchase cost or at all we may incur significant losses.

In October 2006, we entered into a Purchase and Sale Agreement with Spire Corporation to purchase a photovoltaic module production line and related installation and training for approximately $2.0 million. In June 2007, the parties amended the Purchase and Sale Agreement to reduce the total purchase price by $125,000, and to eliminate Spire Corporation’s obligation to provide installation and training services to us. We are required to take delivery of the solar module manufacturing equipment located at manufacturing facilities in Bedford, Massachusetts and Okazaki, Japan; and Spire Corporation will attempt to resell the module manufacturing equipment for us. In October 2006, we also entered into a contract to purchase solar cells manufactured in Taiwan from E-Ton Solar Tech Co., Ltd. for approximately $2.8 million. If we are unable to sell the equipment and solar cells or sell the equipment and solar cells for less than our purchase price, we will record a loss due to the impairment of the assets or on the sale of assets.

Even if we achieve our polysilicon and PV system installation objectives on a timely basis and complete the construction of polysilicon manufacturing facility as currently planned, we may still be unsuccessful in developing, manufacturing and/or selling these products and services, which would harm our business.

If we are successful in our efforts to construct manufacturing facility for the production of polysilicon, our ability to successfully compete in the polysilicon and PV system installation markets will depend on a number of factors, including:

•	our ability to manufacture polysilicon and purchase PV modules at a cost that allows us to achieve or maintain profitability in these businesses;

•	our ability to successfully manage a much larger and growing enterprise, with a broader international presence;

•	our ability to attract and expand new customer relationships;

•	our ability to develop new technologies to become competitive through cost reductions and improvements in solar radiation conversion efficiencies;

•	our ability to scale our business to be competitive;

•	future product liability or warranty claims; and

•	our ability to compete with in a highly competitive market against companies that have greater resources, longer operating histories and larger market share than we do.

Industry-wide shortages or overcapacity in the production of polysilicon could harm our business.

Polysilicon is an essential raw material in the production of photovoltaic, or solar, cells, which are connected together to make modules. Polysilicon is created by refining quartz or sand, and is typically supplied to PV cell and module manufacturers in the form of silicon ingots that are sliced into wafers, or as pre-sliced wafers. Industry-wide shortages of polysilicon have created shortages of PV modules and increased prices. We do not currently have any contracts to purchase PV modules. Our inability to obtain sufficient modules at commercially reasonable prices or at all would adversely affect our ability to commence installation of PV module products in 2007, and prevent us from meeting potential customer demand for our products or to provide products at competitive prices, and may delay our entry into the PV installations business, thereby harming our business.

In light of these shortages, certain polysilicon producers have announced plans to invest heavily in the expansion of their production capacities in view of the current scarcity of solar-grade silicon, strong demand and the expected strong market growth. We currently expect significant additional capacity to come on-line in 2008, before our planned production of polysilicon will begin. This expansion of production capacities could result in an excess supply of solar-grade silicon. In addition, if an excess supply of electronic-grade silicon were to develop, producers of electronic-grade silicon could switch production to solar-grade silicon, eliminating the current scarcity of solar-grade silicon or causing it to decline more rapidly than we currently anticipate. The electronic-grade silicon market has experienced significant cyclicality historically; for instance, that market experienced significant excess supply from 1998 through 2003. Moreover, the current scarcity of silicon could also be overcome in the medium term if the need for silicon is significantly reduced as a result of the introduction of new technologies that significantly reduce or eliminate the need for silicon in producing effective PV systems. If any of these events occurred, they could lead to considerable pressure on the world market price for solar-grade silicon, which, in turn, could place pressure on our margins in these businesses. Accordingly, overcapacity in polysilicon production could harm our business.

If government incentives to locate our planned polysilicon facility in the city of Pocatello, Idaho are not realized then the costs of establishing our facility may be higher than we currently estimate.

The State of Idaho and the municipal governments have offered us a variety of incentives to attract Hoku Solar and Hoku Materials, including tax incentives, financial support for infrastructure improvements around the facilities, and grants to fund the training of new employees. In December 2006, we received a letter from the city of Pocatello, Idaho outlining a variety of financial and other incentives that could be available to us if we ultimately complete the construction of our planned polysilicon production facility in the city of Pocatello, Idaho. This letter is not a legally binding agreement on the part of the city of Pocatello, Idaho or us, and the various incentives described in the letter are subject to a number of risks, contingencies and uncertainties, including the negotiation of a lease for property and the actual availability of financial and other incentives, including favorable tax incentives, at the time of completion of planned construction and thereafter. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, for approximately 67 acres of land in Pocatello, Idaho and in May 2007 we commenced construction. Except for the ground lease, we have not entered into any definitive agreements with the State of Idaho or any municipal government and we may not realize the benefits of these offered incentives. If we are unable to realize these incentives the costs of establishing our planned polysilicon facility in Idaho may be higher than we currently estimate.

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, the manner in which companies and their independent public accounting firms apply these requirements and testing companies’ internal controls, remains subject to some uncertainty. To date, we have incurred, and we expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. Despite our efforts, if we identify a material weakness in internal controls, there can be no assurance that we will be able to remediate such material weakness identified in a timely manner, or that we will be able to maintain all of the controls necessary to determine that our internal control over financial reporting is effective. In the event that our chief executive officer, chief financial officer or our independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of us may be adversely affected and could cause a decline in the market price of our stock.

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

The market for PV systems installations is competitive and continually evolving. As a new entrant to this market, we expect to face substantial competition from companies such as PowerLight, a subsidiary of SunPower Corporation, SunEdison, and other new and emerging companies in Asia, North America and Europe. Many of our known competitors are established players in the solar industry, and have a stronger market position than ours and have larger resources and recognition than we have. Furthermore, the PV market in general competes with other sources of renewable energy and conventional power generation.

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

The U.S. Department of Energy, in connection with the Solid State Energy Conversion Alliance, a partnership with the National Laboratories and the fuel cell industry, has established 40,000 hours, which represents approximately 4 1/2 years of operation, and 5,000 hours as the commercial operating lifetime targets for fuel cell systems in residential primary stationary and automotive applications, respectively. We have demonstrated 2,000 hours of MEA operating lifetime under simulated fuel cell operating conditions. If the market for fuel cell systems develops, we expect that governments and regulatory bodies will establish more operating specifications, such as operating lifetime targets, power output targets and similar operating metrics. If we fail to meet existing or any future recommended operating specifications, the market for our fuel cell products may be limited.

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

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our PV system installations. For example, without a regulatory mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to our customers of installing PV systems and make them less desirable, thereby harming our business, prospects, results of operations and financial condition.

The installation of PV systems is subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to PV system installations may result in significant additional expenses to us and, as a result, could cause a significant reduction in demand for our PV installation services.

The reduction or elimination of government and economic incentives for PV systems and related products could reduce the market opportunity for our PV installation services.

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

Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan and the United States, have provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether. For example, Germany has been a strong supporter of solar power products and systems and political changes in Germany could result in significant reductions or eliminations of incentives, including the reduction of tariffs over time. Some solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Net metering policies in Japan could limit the amount of solar power installed there. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for PV products, and reduce the size of the market for our planned PV system installation services.

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

Our ability to compete effectively will depend on our ability to protect our intellectual property rights with respect to our Hoku MEAs, Hoku Membranes and manufacturing processes and any intellectual property we develop with respect to our polysilicon business. We rely in part on patents, trade secrets and policies and procedures related to confidentiality to protect our intellectual property. However, much of our intellectual property is not covered by any patent or patent application. Confidentiality agreements to which we are party may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also become known without breach of these agreements or may be independently developed by our competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any of our potential competitive advantages. Moreover, our patent applications may not result in the grant of patents either in the United States or elsewhere. Further, in the case of our issued patents or our patents that may issue, we do not know whether the claims allowed will be sufficiently broad to protect our technology or processes. Even if some or all of our patent applications issue and are sufficiently broad, our patents may be challenged or invalidated and we may not be able to enforce them. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. We do not know whether we have been or will be completely successful in safeguarding and maintaining our proprietary rights. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing third-party patents, we could be required to pay substantial royalties and/or damages, and we do not know whether we will be able to obtain licenses to use these patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our products, and could necessitate the expenditure of significant resources to develop or acquire non-infringing intellectual property.

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

We continue to undergo rapid change in the scope and breadth of our operations as we seek to grow our business. Our planned entry into the PV system installation and polysilicon markets will involve a substantial change to our operations. Our potential growth will place a significant strain on our senior management team and other resources. We will be required to make significant investments in our engineering, logistics, financial and management information systems. In particular, we currently have limited resources dedicated to sales and marketing activities and will need to expand our sales and marketing infrastructure to support our customers. Our planned entry into the PV installation business and polysilicon markets involves the construction of a polysilicon production facility, increased international activities, and the increase in our headcount and operating costs by a significant factor. Our business could be harmed if we encounter difficulties in effectively managing our planned growth. In addition, we may face difficulties in our ability to predict customer demands accurately, which could strain our support staff and our ability to meet those demands.

We rely on single suppliers and, if these suppliers fail to deliver materials that meet our quality requirements in a timely manner or at all, the manufacture of solar products would be limited.

It is highly likely that we will procure materials for our planned PV system installation and polysilicon businesses from companies that are also our competitors. These companies may choose in the future not to sell these materials to us at all, or may raise their prices to a level that would prevent us from selling our products on a profitable basis.

We use materials that are considered hazardous in our manufacturing processes and, therefore, we could be liable for environmental damages resulting from our research, development or manufacturing operations.

The manufacture of polysilicon will involve the use of materials that are hazardous to human health and the environment, the storage, handling and disposal of which will be subject to government regulation. We use solvents, volatile organic compounds and other materials in our membrane and MEA research and development and manufacturing processes that are considered hazardous to the environment and a risk to public health and safety by federal and state regulatory authorities. We also use hydrogen and oxygen, which are highly flammable gases, to test our fuel cell products. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may increase our research and development or manufacturing costs and may require us to halt or suspend our operations until we regain compliance. If we have an accident at our facility involving a spill or release of these substances, we may be subject to civil and/or criminal penalties, including financial penalties and damages, and possibly injunctions preventing us from continuing our operations. Any liability for penalties or damages, and any injunction resulting from damages to the environment or public health and safety, could harm our business. We do not have any insurance for liabilities arising from the use and handling of hazardous materials.

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

Sales to companies in Japan accounted for over 40% of our revenue in fiscal 2007 and substantially all of our revenue for fiscal 2006 and 2005. We believe that international sales will account for a significant percentage of our revenue in the future. Hoku Materials’ largest polysilicon supply agreements are with Suntech, Sanyo and GEWD, which are located in The People’s Republic of China, Japan, and Malaysia, respectively. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

All of our contracts are denominated in U.S. dollars except for our contract with GEC and MSA. Therefore, increases in the exchange rate of the U.S. dollar to foreign currencies will cause our products to become relatively more expensive to customers in those countries, which could lead to a reduction in sales or profitability in some cases.

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile and during fiscal 2007, our stock has had closing high and low sales prices in the range of $2.12 to $7.69 per share. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

We own approximately 2.2 acres of land in Kapolei, Hawaii and constructed a building of approximately 14,000 square feet of combined office, research and development, and manufacturing space on a portion of that land. Due to the change in our business strategy to not manufacture solar modules along with our downsizing of our fuel cell business, we are exploring the sale of our land and facility in Kapolei, Hawaii and the relocation to a smaller leased warehouse and office space on the island of Oahu, Hawaii.

In January 2007, we announced our selection of the City of Pocatello, Idaho as the planned location for Hoku Materials, where we plan to build and equip a polysilicon production facility. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, for approximately 67 acres of land in Pocatello, Idaho. The annual rent for the ground lease is fixed at one dollar per year until the expiration of the lease on December 31, 2106. In addition to this 67-acre lease, we and the City of Pocatello have signed a separate agreement granting us an option to lease an additional 450 acres of land owned by the City of Pocatello, which we may use for future expansion. The terms of any future lease will be subject to good faith negotiations between the City of Pocatello and us.

In March 2007, we entered into a lease for approximately 1,200 square feet of temporary office space in Pocatello, Idaho. The lease expires on September 30, 2007.

Item 3.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on The NASDAQ Global Market, or NASDAQ, under the symbol “HOKU” since August 5, 2005. The closing high and low sales prices of our common stock, as reported by the NASDAQ, for the quarters indicated are as follows:

	Sales prices
	High	Low
Fiscal year ended March 31, 2007
1st Quarter	$7.69	$2.86
2nd Quarter	$4.90	$2.12
3rd Quarter	$4.35	$2.52
4th Quarter	$7.54	$2.52
Fiscal year ended March 31, 2006
1st Quarter	NA	NA
2nd Quarter	$12.80	$5.36
3rd Quarter	$12.65	$7.50
4th Quarter	$10.50	$5.84

As of April 25, 2007, there were 42 stockholders of record of our common stock. Such number does not include beneficial owners holding shares through nominee names.

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

None.

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-124423), that was declared effective by the Securities and Exchange Commission on August 5, 2005. We registered 4,830,000 shares of our common stock with a proposed maximum aggregate offering price of $43.5 million, of which we sold 3,683,200 shares at $6.00 per share and an aggregate offering price of $22.1 million. The offering was completed after the sale of 3,683,200 shares. Piper Jaffray & Co. was the book-running managing underwriter of our initial public offering and SG Cowen & Co., LLC and Thomas Weisel Partners LLC, acted as co-managers. Of this amount, $1.5 million was paid in underwriting discounts and commissions, and an additional $2.0 million of expenses were incurred, of which $1.7 million and $317,000 were incurred during the fiscal years ended March 31, 2006 and 2005, respectively. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. As of March 31, 2007, we had applied the aggregate net proceeds of $18.6 million from our initial public offering as follows:

•	approximately $4.7 million was used for the construction and build-out of our combined office, research and development and manufacturing facility and the purchase of production equipment;

•	approximately $13.0 million was used for working capital and

•	the remainder of the net proceeds from the offering, approximately $900,000, remain invested in short-term investment accounts.

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

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations data for the fiscal years ended March 31, 2007, March 31, 2006 and March 31, 2005 and the balance sheet data as of March 31, 2007 and March 31, 2006 have been derived from and should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal year ended March 31, 2004 and March 31, 2003 and the balance sheet data as of March 31, 2005, March 31, 2004 and March 31, 2003 is derived from audited financial statements and the notes thereto which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Fiscal Year Ended March 31,				March 23, 2002 (Inception) to March 31, 2003
	2007	2006	2005	2004
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenue:
Service and license revenue	$5,368	$5,505	$2,933	$55	$20
Government grant revenue	—	—	—	—	125

Total revenue	5,368	5,505	2,933	55	145
Cost of revenue:
Cost of service and license revenue(1)	3,173	954	458	3	—
Cost of government grant revenue	—	—	—	—	84

Total cost of revenue	3,173	954	458	3	84

Gross margin	2,195	4,551	2,475	52	61
Operating expenses:
Selling, general and administrative(1)	4,487	2,743	2,132	2,009	2,235
Research and development(1)	1,774	1,326	1,419	1,074	733

Total operating expenses	6,261	4,069	3,551	3,083	2,968

Income (loss) from operations	(4,066)	482	(1,076)	(3,031)	(2,907)
Interest and other income	1,039	594	98	15	6

Income (loss) before income tax benefit	(3,027)	1,076	(978)	(3,016)	(2,901)
Income tax benefit	275	(268)	(250)	(151)	(70)

Net income (loss)	$(2,752)	$1,344	$(728)	$(2,865)	$(2,831)

Basic net income (loss) per share	$(0.17)	$0.10	$(0.13)	$(0.72)	$(0.92)

Diluted net income (loss) per share	$(0.17)	$0.09	$(0.13)	$(0.72)	$(0.92)

Shares used in computing basic net income (loss) per share	16,449,537	13,033,263	5,474,499	3,965,626	3,076,943

Shares used in computing diluted net income (loss) per share	16,449,537	15,264,763	5,474,499	3,965,626	3,076,943

(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$126	$38	$24	$—	$—
Selling, general and administrative	593	872	979	1,113	1,860
Research and development	501	146	261	212	327

Total	$1,220	$1,056	$1,264	$1,325	$2,187

	As of March 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$19,956	$22,688	$4,159	$3,201	$766
Working capital	20,896	21,036	3,688	2,525	762
Total assets	30,625	32,083	10,782	4,137	969
Long-term obligations	2,000	—	5	15	93
Total stockholders’ equity	25,494	27,392	6,232	3,056	785

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Hoku Scientific, Inc. is a materials science company focused on clean energy technologies. We were incorporated in Hawaii in March 2001, as Pacific Energy Group, Inc. In July 2001, we changed our name to Hoku Scientific, Inc. In December 2004, we were reincorporated in Delaware.

We have historically focused our efforts on the design and development of fuel cell technologies, including our Hoku MEAs and Hoku Membranes. In May 2006, we announced our plans to form an integrated photovoltaic, or PV, module business, and our plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, to complement our fuel cell business. We have reorganized our business into three business units: Hoku Fuel Cells, Hoku Solar and Hoku Materials. In February and March 2007, we incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly-owned subsidiaries to operate our polysilicon and solar businesses, respectively.

Hoku Materials In February 2007, in order to ensure an adequate supply of polysilicon for Hoku Solar’s modules, we incorporated Hoku Materials to manufacture this key material for consumption by Hoku Solar and for sale to the larger solar market. We originally planned to build and equip a polysilicon production facility capable of producing 2,000 metric tons of polysilicon per year in Pocatello, Idaho. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, Idaho, for approximately 67 acres of land. We estimate the cost to construct and equip our polysilicon facility will be greater than $260 million. We intend to finance the construction of these facilities through a combination of debt financing and pre-payments from customers for polysilicon. We commenced construction in May 2007 and anticipate the availability of polysilicon beginning in the first half of calendar year 2009.

In January 2007, we signed a contract with Sanyo Electric Company, Ltd., or Sanyo, to provide Sanyo with $370 million of polysilicon sales over a seven year period and Sanyo paid us $2 million and deposited an additional $110 million into an escrow account at Bank of Hawaii to be released to us upon achievement of certain polysilicon production quality and milestones.

In June 2007, we entered into an agreement with Suntech Power Holdings Co., Ltd., or Suntech, to provide Suntech with up to $678 million of polysilicon sales over a ten year period, and Suntech paid us $2 million and will make additional prepayments for products in the amount of $45 million in installments upon achievement of certain polysilicon production and quality milestones. The prepayment amount will be backed by a letter of credit issued to us in July 2007. The contract includes a provision that allows for either party to cancel years 8 through 10 of delivery for any reason. Such cancellation notice must be delivered to the other party prior to the end of the fourth year of delivery under the agreement.

In June 2007, we entered into an agreement with Global Expertise Wafer Division, or GEWD, a wholly-owned subsidiary of Solar-Fabrik, to provide GEWD with up to $185 million of polysilicon sales over a seven year period, and GEWD paid us $2 million and will make additional prepayments for products in the amount of $51 million in installments upon achievement of certain polysilicon production and quality milestones.

As security for GEWD’s $51 million prepayment obligation, GEWD is required to deliver to us a $25 million bank letter of credit on or before June 30, 2007, and an additional $26 million bank letter of credit on or before September 30, 2007. If GEWD does not provide the $25 million letter of credit on or before June 30, 2007, then we may terminate the agreement and retain the $2 million initial direct deposit. If GEWD provides the $25 million letter of credit on or before June 30, 2007, but does not provide the additional $26 million letter of credit on our before September 30, 2007, then we may reduce the predetermined volume of polysilicon and increase the predetermined price under the agreement.

We currently plan to increase the size of our polysilicon production facility by up to 1,000 metric tons of annual capacity. The increase will result in an increase in total construction costs; however, the estimated total construction cost has not been determined at this time. Our contracts with Sanyo, Suntech and GEWD provide for an aggregate of $211 million in advance payments to us to contribute to the financing of the construction, subject to our achievement of various production, quality and production process milestones. To complete the construction financing, we intend to raise the remaining construction costs through advance payments from new customers, debt or the issuance of equity securities.

Hoku Solar In March 2007, we incorporated Hoku Solar to assemble and install PV modules. In December 2006, we became a licensed electrical contractor in the State of Hawaii, and plan to install PV systems in Hawaii. In May 2007, Hawaiian Electric Company selected us to enter into negotiations for the installation of a 167 kW PV system and our sale to Hawaiian Electric Company of the power generated by that system over a 20-year period.

In June 2007, we announced our strategy to focus on the sale of turnkey PV system installations, and related services, and our plan to exit the solar module manufacturing business. In connection with this focused strategy, we intend to resell the 15 megawatt per year module production line that we purchased from Spire Corporation for an aggregate purchase price of approximately $2.0 million. As a result, we are canceling our plans to install the line in Hawaii, and to construct a plant capable of producing 30 megawatts of solar modules per year in Pocatello, Idaho. We also plan to resell the $2.8 million of solar cells that we purchased from E-Ton Solar Tech Co., Ltd. in October 2006. We plan to continue to market, sell and install turnkey PV systems, but will use solar modules purchased from third party suppliers, which we believe we can purchase at a lower price than the cost to manufacture our own brand of modules. Furthermore, due to the change in our business strategy to not manufacture solar modules along with our downsizing of our fuel cell business, we are exploring the sale of our land and facility in Kapolei, Hawaii and the relocation to a smaller leased warehouse and office space on the island of Oahu, Hawaii.

Hoku Fuel Cells We operate our fuel cell business under the name Hoku Fuel Cells, which will continue to develop and manufacture membrane electrode assemblies, or Hoku MEA, for PEM, fuel cells powered by hydrogen. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and we have not sold any products commercially. We have significantly scaled back our expenditures and investments in Hoku Fuel Cells, and have focused increasingly on Hoku Solar and Hoku Materials. We do not currently plan on actively pursuing any new contracts or commit resources to further develop our fuel cell products.

Financial Operations Review

Revenue

To date, we have derived substantially all of our revenue from Sanyo Electric Co., Ltd., or Sanyo, and Nissan Motor Co., Ltd., or Nissan, through contracts related to testing and engineering services related to Hoku Fuel Cells. We pursued engineering service contracts in order to strategically fund integration of our fuel cell technology into our customers’ products. We anticipate our revenue in fiscal 2008 from Hoku Fuel Cells to be principally comprised of service and license revenue from the U.S. Navy. Revenue under our service contracts are recognized based on the last deliverable as the contracts contain multiple elements. Revenue under our license contracts is recognized upon shipment of the associated licensed products.

We have not generated any revenue from our solar businesses; however, we anticipate generating revenue from Hoku Solar through the sale of PV systems and/or the sale of electricity from PV systems in the second half of calendar year 2007. In December 2006, we became a licensed electrical contractor in the State of Hawaii, and plan to install solar systems in Hawaii. In February 2007, we signed our first PV installation contract in Hawaii. We expect to complete this installation in the second half of calendar year 2007. In May 2007, Hawaiian Electric Company selected us to enter into negotiations for the installation of a 167 kW PV system and our sale to Hawaiian Electric Company of the power generated by that system over a 20-year period. We also anticipate the generation of revenue from Hoku Materials through the sale of polysilicon beginning January 2009.

U.S. Navy—Naval Air Warfare Center Weapons Division. In March 2005, we were awarded a contract with the U.S. Navy to develop and demonstrate a PEM fuel cell power plant prototype that incorporates our Hoku MEAs within IdaTech, LLC, or IdaTech, fuel cell stacks and integrated fuel cell systems. IdaTech is a subsidiary of IDACORP, Inc., a publicly-traded energy and technology holding company. Under the contract, the U.S. Navy agreed to pay us up to an aggregate of $2.1 million if and when we complete specified testing and performance milestones, as described below. As of March 31, 2006, we had completed all seven milestones including the construction and testing of a prototype.

The U.S. Navy agreed on September 30, 2005 that when we completed the seven milestones under the contract, the last three of which were completed in December 2005, it would proceed with both of its options. The first option was to manufacture 11 fuel cell power plants for which the U.S. Navy paid us a total of $1.1 million in installments as each fuel cell power plant was completed. The second option was to have us operate and maintain 10 of the 11 fuel cell power plants manufactured under the first option for a period of 12 months at a U.S. Navy facility, for which the U.S. Navy has agreed to pay us a total of $1.4 million in monthly installments beginning at the time each of the 10 fuel cell power plants are placed into service. The initial contract and the two options that the U.S. Navy have exercised are accounted for as a single unit of accounting, with revenue recognition to occur in monthly installments at the time each of the 10 fuel cell power plants are placed into service over the period of the second option.

In connection with the U.S. Navy’s exercise of its options, on September 30, 2005, we notified IdaTech of our intent to extend our subcontract with them to build an additional 11 fuel cell power plants incorporating Hoku MEA, for which we paid IdaTech $473,000, and to provide services in connection with the operation and maintenance of 10 of these fuel cell power plants over a 12-month period, for which we have agreed to paid IdaTech $125,000.

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

The U.S. Navy has officially accepted the 11 fuel cell power plants and commenced demonstration of 10 of these fuel cell power plants at Pearl Harbor. The aggregate amount of the contract is $4.5 million, of which $929,000 has been classified as deferred revenue as of March 31, 2007. As of March 31, 2007, we have received $3.8 million in payments. We began recognizing revenue in June 2006 and recognized $3.2 million in revenue during fiscal 2007. We expect to recognize the $1.3 million of revenue under the contract during the first and second quarters of fiscal 2008. We expect that the contract will be completed by August 2007. In April and May 2007, we received additional payments of $96,000 and $116,000, respectively.

We retain all intellectual property related to our Hoku Membranes and Hoku MEAs and retain the rights to any invention that is conceived while performing the work under this contract; however, the U.S. Government has a non-exclusive, non-transferable, irrevocable, paid-up license to use the invention throughout the world. This contract is ongoing, but the U.S. Navy may terminate the contract, in whole or in part, if it is determined that the termination is in the U.S. Government’s interest.

IdaTech, LLC. In April 2005, we entered into a subcontract with IdaTech to specify the work that IdaTech will perform in connection with our prime contract with the U.S. Navy. We selected IdaTech based upon its focus on stationary applications, integrated fuel processor technology and experience in developing and demonstrating fuel cell technologies for the U.S. Department of Defense. Under the subcontract, IdaTech agreed to provide the necessary personnel, facilities, equipment, materials, data, supplies and services to integrate our Hoku MEAs within IdaTech’s fuel cell stacks and integrated fuel cell systems. We have agreed to pay IdaTech $380,000 in installments upon completion of certain phases outlined in this contract. The contract was extended when the

U.S. Navy exercised the options described above. In accordance with the contract extension we paid IdaTech $473,000 to purchase an additional 11 fuel cell power plants. We have also agreed to pay IdaTech $125,000, because the U.S. Navy exercised its option to have us operate and maintain 10 fuel cell power plants. This contract will terminate if our contract with the U.S. Navy terminates, in which case we are required to pay IdaTech for costs incurred up to the date of termination.

On March 7, 2006, we entered into Amendment No. 1 to the Agreement with IdaTech pursuant to which the statement of work in our subcontract with IdaTech was revised to allow us to complete the assembly of the IdaTech fuel cell stack, and the final integration of the stack into the IdaTech fuel cell system at our facility in Kapolei, Hawaii. In addition, the schedule of deliverables was amended to provide for the delay in commencement of the U.S. Navy demonstration as described above, and the total cost of the subcontract was reduced by $10,000.

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

In January 2006, we entered into a Step 3 Collaboration contract with Nissan to further develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. We provided work pursuant to the Step 3 Collaboration contract between January 1, 2006 and September 30, 2006. Under the Step 3 Collaboration contract, Nissan paid us $2.7 million upon execution of the contract and an additional $240,000 for the work we performed. In addition, Nissan paid us an aggregate amount of $23,000 for testing that was invoiced separately. Revenue was recognized ratably over the duration of the contract as engineering services were rendered and for product deliveries also ratably from the delivery date to the completion of the engineering services pursuant to the Step 3 Collaboration contract, which was September 30, 2006. During fiscal 2007 and 2006, we recognized $2.0 million and $983,000, respectively, as revenue and have completed all work related to the Step 3 Collaboration contract.

Under the Step 3 Contract, we granted Nissan a non-exclusive license to the final MEA product and the final MEA product assembly process developed by us to enable Nissan to manufacture MEA products using our processes and incorporating Hoku Membranes. We retain title to our Hoku Membranes, Hoku MEAs and the final MEA product assembly process developed under this agreement. We also agreed not to sell separately any of our products incorporated into our Hoku MEAs to any automotive company for any commercial purpose, other than testing and evaluation of these products, until September 30, 2006. There are no such restrictions on our ability to sell our Hoku MEAs to automotive companies other than the Hoku MEA we are presently developing with Nissan. Nissan has no obligation under the Step 3 Contract to sell or promote our products.

We expect that our Step 3 Contract with Nissan, which ended on September 30, 2006, will be our final engineering service contract with Nissan; however, Nissan may continue to purchase our products for testing. At this time, we do not believe we will receive any meaningful revenue from Nissan in the foreseeable future. In addition, Nissan may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. As of March 31, 2007, there are no additional costs or obligations to Nissan.

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

In December 2005, we entered into a material transfer and collaborative testing agreement with Sanyo, or the Testing Agreement, to allow Sanyo to conduct additional testing of newer versions of our Hoku Membrane and Hoku MEA products. We also agreed to collaborate with Sanyo on the testing of these products. In February 2006, pursuant to the Testing Agreement, Sanyo paid us a service and license fee of $260,000 for our collaboration work. In addition, Sanyo paid us an aggregate amount of $400 for testing that was invoiced separately. Revenue was recognized ratably over the duration of the contract as engineering services were rendered, and for product deliveries also ratably from the delivery date to the expected completion of the engineering services on July 31, 2006. During fiscal 2007 and 2006, we recognized $149,000 and $111,000, respectively, as revenue and completed all work related to this contract.

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

We expect that our Testing Agreement with Sanyo, which ended on July 31, 2006, will be our final engineering service contract with Sanyo; however, Sanyo may continue to purchase our products for testing. At this time, we do not believe we will receive any meaningful revenue from Sanyo in the foreseeable future. In addition, Sanyo may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. As of March, 31, 2007, there are no additional costs or obligations to Sanyo.

Additional Customers. Although we continue to commit resources to our fuel cell products, in light of the uncertainty in the timing of significant sales, we have significantly scaled back our expenditures and investments in Hoku Fuel Cells, and we intend to focus increasingly on Hoku Solar and Hoku Materials. We continue to have product testing relationships with original equipment manufacturers focusing on stationary, automotive and micro fuel cell applications in the United States, Canada, Japan, Korea and Germany. These companies may continue to test our membrane and MEA products for integration into their fuel cell stacks; however, we are not currently seeking new fuel cell customers to test our products.

Cost of Revenue

Our cost of revenue consists primarily of employee compensation, including stock-based compensation, and supplies and materials. Beginning in fiscal 2006, we began allocating overhead to our cost of revenue. Such costs were immaterial in all prior fiscal years. We expect our cost of revenue to increase on an absolute basis as our product manufacturing activities and revenue increase.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of employee compensation, including stock-based compensation for executive, sales and marketing, finance and administrative personnel. Other significant costs include insurance costs and professional fees for accounting, legal and consulting services. We expect our selling, general and administrative expenses to increase by a significant factor as a result of our planned entry into the PV system installation and polysilicon markets.

Research and Development Expenses

Research and development expenses consist primarily of compensation, including stock-based compensation, for research and development personnel. Other significant costs include facility costs, the cost of supplies and materials and depreciation. We expense research and development expenses as they are incurred. Although our research and development expenses have decreased significantly since we reduced our investment in our fuel cell business, we expect to invest in the research and development of new solar products, which will result in a significant increase in our research and development expenses in the future.

Consolidated Results of Operations

The following analysis of the consolidated financial condition and results of operations of Hoku Scientific, Inc. and its subsidiaries should be read in conjunction with the consolidated financial statements and the related notes thereto.

Fiscal Year 2007 vs. Fiscal Year 2006

Revenue. Revenue was $5.4 million for fiscal 2007 compared to $5.5 million for fiscal 2006. The decrease of $100,000 was primarily due to the recognition of service and license revenue from Nissan of $2.0 million compared to $5.4 million in fiscal 2006. The decrease was offset by recognition of service and license revenue from the U.S Navy of $3.2 million in fiscal 2007 compared to no revenue in fiscal 2006.

Cost of Revenue. Cost of revenue was $3.2 million for fiscal 2007 compared to $954,000 for fiscal 2006. The increase of $2.2 million was due to increased costs related to our contracts with the U.S. Navy. The costs associated with the contracts consisted of manufacturing expenses, including employee compensation which includes stock-based compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.5 million for fiscal 2007 compared to $2.7 million for fiscal 2006. The increase of $1.8 million was primarily due to increases in professional fees consisting principally of legal, accounting, consulting and other service fees of $689,000, a write-down of inventory to market value of $379,000, employee compensation of $316,000, which includes payroll and stock-based compensation, due to the hiring of additional employees and employees formerly in research and development transferring to the selling, general and administrative department during the fiscal year and tax expenses relating to taxes specific to the State of Hawaii of $105,000. There was also an increase related to a redeployment of personnel (e.g. payroll related costs) and the application of other direct and indirect charges previously captured in customer contracts as costs of uncompleted contracts or cost of service and license revenue of $180,000 and an increase in payroll expense and stock-based compensation to the executive officers in accordance with the Fiscal Year 2007 Executive Incentive Compensation Plan compared to the 2005 Calendar Year 2005 Executive Incentive Compensation Plan for the same period in fiscal 2006 of $146,000. Furthermore, the increase was a result of increases in stock-based compensation to the Independent Members of our Board of Directors of $70,000, travel expense of $51,000 and insurance expenses of $43,000. The increase was off-set by a reduction in stock-based compensation of $225,000 related to the officers’ common stock that was previously subject to our repurchase right.

Research and Development Expenses. Research and development expenses were $1.8 million for fiscal 2007 compared to $1.3 million for fiscal 2006. The increase of $500,000 was primarily due to the write down of capital equipment and inventory used in our fuel cell business of $928,000 and $56,000, respectively, and by costs related to materials and services used for research and development of $42,000. The increase was offset by a decrease of $308,000 to employee compensation, primarily due to a reduction in force in Hoku Fuel Cells and a decrease in executive officer compensation expense in accordance with our executive compensation plan. The increase was further offset by a reduction of $154,000 in costs related to the redeployment of personnel (e.g. payroll related costs), supplies and other costs, which were previously captured in customer contracts as costs of uncompleted contracts or cost of service and license revenue, and by a reduction in stock-based compensation of $47,000 related to an executive officer’s common stock that was previously subject to our repurchase right

Interest and Other Income. Interest and other income was $1.0 million for fiscal 2007 compared to $594,000 for fiscal 2006. The increase of $406,000 was primarily due to higher average balances of cash equivalent and short-term investments, to a lesser extent, higher interest rates earned on short-term investments.

Fiscal Year 2006 vs. Fiscal Year 2005

Revenue. Revenue was $5.5 million for fiscal 2006 compared to $2.9 million for fiscal 2005. The increase of $2.6 million in fiscal 2006 was primarily due to the recognition of service and license revenue from Nissan of $5.4 million compared to $427,000 in fiscal 2005. The increase was offset by the decrease in the recognition of service and license revenue from Sanyo of $113,000 in fiscal 2006 compared to $2.5 million in fiscal 2005.

Cost of Revenue Cost of revenue was $954,000 for fiscal 2006 compared to $458,000 for fiscal 2005. The increase of $496,000 was due to increased costs related to our contracts with Nissan. The costs associated with the contracts consisted of manufacturing expenses, including employee compensation which includes stock-based compensation and supplies and materials.

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

Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes, which establishes financial accounting and reporting standards for the effect of income taxes. In accordance with SFAS No. 109, we recognize federal and state current tax liabilities or assets based on our estimate of taxes payable to or refundable by each tax jurisdiction in the current fiscal year. After considering the estimated book to tax differences, utilization of net operating loss carryforwards and available credits for the year ended March 31, 2007, we recorded an income tax benefit of $275,000 for fiscal 2007.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities at the tax rates we expect to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. Our ultimate realization of deferred tax assets depends upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the best available objective evidence, it is more likely than not that our remaining net deferred tax assets will not be realized. Accordingly, we continue to provide a valuation allowance against our net deferred tax assets as of March 31, 2007.

The Company has tax deductions from the exercise of certain stock options that exceed the amount of stock compensation expense recorded in the accompanying financial statements for the corresponding options (“Excess Tax Deductions”). The deferred tax assets of the Company are reported without inclusion of the Excess Tax Deductions. When realized, the tax benefit of the Excess Tax Deductions is accounted for as a credit to additional paid-in-capital rather than as a reduction of income tax expense.

As of March 31, 2007, total deferred tax assets of the Company were comprised of deferred revenue of $376,000 which relates to the completion of the seven milestones specified under the U.S. Navy contract, fixed assets, depreciation and amortization of $397,000, Federal R&E tax credits of $352,000, inventory impairment of $144,000 and stock based compensation of $201,000. Deferred tax liabilities comprised of costs of uncompleted contracts of $265,000 related to the U.S. Navy contract.

During fiscal 2007, 2006 and 2005, we qualified as a “Hawaii Qualified High Technology Business,” which provides certain tax credits to us for qualified research and experimentation, or R&E, costs. We estimated Hawaii R&E tax credits in the amount of approximately $275,000, $286,000 and $257,000 during fiscal 2007, 2006 and 2005, respectively. As our business transitions from research and experimentation to commercial production, we will no longer qualify for additional tax credits through this program.

Analysis of Operating Revenue and Loss by Segment

Hoku Materials

We had no revenue from the sale of polysilicon during fiscal 2007.

Our operating loss of $1.2 million for fiscal 2007 was primarily due to employee compensation which includes both payroll and stock-based compensation and professional fees. As we determined that we would enter the solar market in fiscal 2007, there were no expenses related to Hoku Materials in the prior fiscal years.

Hoku Solar

We had no revenue from the sale and installation of our solar modules or the sale of electricity from our installed modules in fiscal 2007.

Our operating loss of $1.2 million for fiscal 2007 was primarily due to a write-down of our inventory of $379,000 and employee compensation which includes both payroll and stock-based compensation and professional fees. As we determined that we would enter the solar market in fiscal 2007, there were no expenses related to Hoku Solar in the prior fiscal years.

Hoku Fuel Cells

All revenue to date is comprised from our fuel cell division. See comparative analysis of revenue under consolidated operating results.

Our operating loss was $1.6 million for fiscal 2007 compared to operating profit of $482,000 for fiscal 2006. The decrease was primarily due to the lower gross margin from the U.S. Navy contracts in fiscal 2007 as compared to the Nissan contracts in fiscal 2006. The operating loss was $1.1 million in fiscal 2005. The increase in fiscal 2006 compared to fiscal 2005 was primarily due to the recognition of service of license revenue from Nissan of $5.4 million compared to $427,000 in fiscal 2005.

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

While our significant accounting policies are more fully described in note 1 to the financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies and estimates are critical to a full understanding and evaluation of our reported financial results.

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

We have also provided testing and engineering services to customers pursuant to milestone-based contracts that are not multi-element arrangements. These contracts sometimes provided for periodic invoicing as we completed a milestone. Customer acceptance is usually required prior to invoicing. We recognized revenue for these arrangements under the completed contract method in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the completed-contract method, we deferred the contract fulfillment costs and any advance payments received from the customer and recognized the costs and revenue in our statement of operations once the contract was complete and the final customer acceptance, if required, had been obtained.

Stock-Based Compensation. We account for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), Share-Based Payment. We account for stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services Under FASB Statement No. 123.

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

Prior to our initial public offering, there was an absence of an active market for our common stock, and therefore our board of directors estimated the market value of our common stock on the date of grant of the stock option based on several factors, including progress and milestones achieved in our business and sales of our preferred stock. We did not obtain contemporaneous valuations from a valuation specialist during this period. Subsequent to our initial public offering, the market value is based on the public market for our common stock. In addition, we have assumed a volatility of 100% based on competitive benchmarks and management judgment and an expected life based on the average of the typical vesting period and the option’s contractual life which ranges from 6.5 to 7.5 years.

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

We expect to incur an aggregate of $1.7 million of future stock-based compensation expense associated with unvested stock options outstanding as of March 31, 2007 through fiscal 2012 as set forth in the table below. We expect that some of the amounts noted below will be included as costs of delivering our products and services and as such, will be deferred and recognized as cost of revenue in conjunction with the recognition of revenue.

Fiscal Year Ending March 31,
2008	2009	2010	2011	2012	Total
(in thousands)
$ 743	$518	$368	$81	$23	$1,733

We expect our stock-based compensation expense from stock options to increase as we expand our operations and hire new employees. These expenses will increase our overall expenses and may increase our losses for the foreseeable future. As stock-based compensation is a non-cash expense, it will not have any effect upon our liquidity or capital resources.

Accounting for the Impairment or Disposal of Long Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal for Long-Lived Assets, we evaluate the carrying value of our long-lived assets whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. Based on a fuel cell seminar that we attended, we believe that our future revenue opportunities for our fuel cell division were extremely uncertain and believe that the fuel cell industry as a whole is experiencing similar challenges in sustaining future revenue. As a result, in December 2006, we recorded an aggregate write down of equipment and inventory used by Hoku Fuel Cells of $729,000 and $56,000, respectively, and in March 2007, we recorded a further write down of equipment used in our fuel cell business of $200,000. In March 2007, we also recorded a write-down of our solar cell inventory of $379,000 to reflect the lower of cost or market; however we did not record an impairment for our solar module production equipment as we believe fair market value approximates our purchase price. In assessing the recoverability of our long-lived assets, we compared the carrying value to the undiscounted future cash flows the assets are expected to generate. As the total of the undiscounted future cash flows was less than the carrying amount of the assets, we wrote down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value was determined based on discussion with third party equipment and inventory providers.

Accounting for Costs Associated with Exit or Disposal Activities As of September 30, 2005, in accordance with Statement of Financial Accounting Standards No. 146, or SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities , we recorded a $56,000 liability for lease termination costs associated with our Honolulu lease, the location of our former headquarters. The liability was determined based upon the amount of the remaining lease payments less the amount that could reasonably be obtained through subleasing the property. We expected this liability to be satisfied during the quarter ended December 31, 2005, however, we were not able to find a suitable sublessee. As a result, we recorded an additional liability of $241,000 as of December 31, 2005. The additional liability was based on the expected cost to buyout the lease. In February 2006, we exercised our lease buyout option and incurred an additional $18,000 as part of the buyout. In fiscal 2006, we recorded an aggregate of $315,000 as lease termination costs associated with the lease. As of March 31, 2006, we had no further obligations as it relates to this operating lease.

As a result of the downsizing of our fuel cell business, and the change in business strategy to not manufacture solar modules, we are planning to explore the potential sale of our land and facility in Kapolei, and the relocation to a smaller leased warehouse and office space on Oahu. As we have not exited any business and are only exploring the possibility of the sale of the land and facility, there are no costs to be recorded in accordance with SFAS No. 146.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 , or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will adopt this interpretation on April 1, 2007 and we do not believe the adoption of this interpretation will have a material impact on our financial statements.

Variability of Results

We are the prime contractor in a U.S. Navy fuel cell demonstration project that is expected to conclude in August 2007 and expect to recognize the remaining $1.3 million under this contract in the first and second quarters of fiscal 2008. Although we anticipate the installation of PV systems beginning in the second half of calendar year 2007, in the near term, we have limited sources of revenue. In December 2006, we became a licensed electrical contractor in the State of Hawaii and plan to install PV systems in Hawaii. In February 2007, we signed our first solar installation contract in Hawaii and expect to complete this installation in the second half of calendar year 2007. In May 2007, Hawaiian Electric Company selected us to enter into negotiations for the installation of a 167 kilowatt, or kW, PV system and our sale to Hawaii Electric Company of the power generated by that system over a 20-year period.

Our future operating results and cash flows will depend on many factors that impact Hoku Materials, Hoku Solar and Hoku Fuel Cells including the following:

•	the size and timing of customer orders, milestone achievement, product installation or delivery and customer acceptance, if required;

•	our success in obtaining pre-payments from customers for future shipments of polysilicon;

•	our success in maintaining and enhancing existing strategic relationships and developing new strategic relationships with potential customers;

•	our ability to protect our intellectual property;

•	actions taken by our competitors, including new product introductions and pricing changes;

•	the costs of maintaining and expanding our operations;

•	customer budget cycles and changes in these budget cycles; and

•	external economic and industry conditions.

As a result of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Liquidity and Capital Resources

We had net income for fiscal 2006; however, we incurred cumulative net losses since our inception through March 31, 2007 and for fiscal 2007. As of March 31, 2007, we had an accumulated deficit of $7.9 million. Hoku Materials and Hoku Solar do not currently generate any revenue and our revenue from Hoku Fuel Cells is limited to our contract with the U.S. Navy which we expect to complete by August 2007. We expect that our Testing Agreement with Sanyo, which ended in July 2006, our Step 3 Contract with Nissan, which ended in September 2006, and our contracts with the U.S. Navy, which we expect to complete by August 2007, will be our final engineering service contracts with these companies. At this time, we do not believe we will receive any meaningful revenue from Sanyo or Nissan in the foreseeable future or from the U.S. Navy once the contract is completed. In addition, Sanyo and Nissan may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. As of March 31, 2007, there are no additional costs or obligations to Sanyo or Nissan.

Although we anticipate the availability of PV systems beginning in the second half of calendar year 2007, in the near term, we have limited sources of revenue. In December 2006, we became a licensed electrical contractor in the State of Hawaii and plan to install PVsystems in Hawaii. In February 2007, we signed our first PV installation contract in Hawaii and expect to complete this installation in the second half of calendar year 2007. In May 2007, Hawaiian Electric Company selected us to enter into negotiations for the installation of a 167 kilowatt, or kW, PV system and our sale to Hawaiian Electric Company of the power generated by that system over a 20-year period.

We will also need to raise more than $260 million to successfully complete our planned construction of our polysilicon manufacturing facilities. See “Solar and Polysilicon Facilities” below. The result is that we expect our costs to increase significantly, which will result in further losses on a quarterly and annual basis.

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

In March 2007, we entered into a credit facility of up to $13 million with Bank of Hawaii. We plan to use these funds to finance, in part, certain expenses related to our polysilicon production facility in Idaho.

Net Cash Provided By (Used In) Operating Activities Net cash used in operating activities was $2.1 million in fiscal 2007 and net cash provided by operating activities was $4.5 million and $301,000 in fiscal 2006 and 2005, respectively. The net cash used in operating activities in fiscal 2007 primarily was a result of the net loss, purchase of inventory and the recognition of revenue which was deferred in prior years. The net cash used in operating activities was primarily offset by a deposit from Sanyo related to our polysilicon agreement, the recognition of cost of service of license revenue which was recorded as cost of uncompleted contracts in prior years, non-cash stock based compensation and the non-cash write-down of equipment and inventory related to our fuel cell business. The net cash provided by operating activities in fiscal 2006 primarily reflected the net income and non-cash stock-based compensation. The net cash provided by operating activities in fiscal 2005 primarily reflected the net loss offset by non-cash stock-based compensation. In addition, accounts receivables recorded in fiscal 2005 were received in fiscal 2006 and there was a significant increase in costs of uncompleted contracts primarily related to the U.S. Navy in fiscal 2006.

Net Cash Provided By ( Used In) Investing Activities Net cash provided by investing activities was $4.4 million in fiscal 2007 and net cash used in investing activities was $25.5 million and $1.2 million in fiscal 2006 and 2005, respectively. Net cash provided by investing activities in fiscal 2007 was primarily related to proceeds of short-term investments offset by the purchases of short-term investments and the addition of property and equipment related to the construction of our planned polysilicon facility in Pocatello, Idaho. Net cash used in investing activities in fiscal 2006 was primarily related to purchases of short-term investments and the addition of property and equipment, including $4.6 million for the construction and build-out of our combined office, research and development and manufacturing facility in Kapolei, Hawaii. Net cash used in investing activities in fiscal 2005 was primarily related to the purchase of property and equipment, including $1.4 million to purchase property upon which we built our combined office, research and development and manufacturing facility.

Net Cash Provided By Financing Activities. Net cash provided by financing activities was $14,000, $18.6 million and $2.5 million in fiscal 2007, 2006 and 2005, respectively. The minimal amount of cash provided by financing activities in fiscal 2007 was upon the exercise of stock options. The net cash provided by financing activities was primarily related to proceeds received from the initial public offering in fiscal 2006 and attributable to our issuances of preferred stock in fiscal 2005.

Contractual Obligations

The following table summarizes the contractual obligations that existed at March 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Construction in progress obligations	$28,934	$1,134	$27,800	$—	$—
Equipment purchase obligations	1,307	1,307	—	—	—
Operating lease obligations	12	12	—	—	—

Total	$30,253	$2,453	$27,800	$—	$—

VECO USA, Inc. In March 2007, we awarded a new contract to VECO USA, Inc. for the initial design phase engineering, procurement and construction management services on a time and materials basis. As of March 31, 2007, we paid $6,000 to VECO USA, Inc and an additional $316,000 through June 2007. We expect that VECO USA may provide complete engineering, procurement and construction services for our polysilicon plant from design through construction and start-up; however the terms of the final contract have not been determined.

Sanyo Electric Co., Ltd. In January 2007, we entered into a supply agreement with Sanyo for the sale and delivery of polysilicon to Sanyo over a seven-year period beginning in January 2009. Under the contract, up to $370 million may be payable to us during the seven-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The contract provides for the delivery of predetermined volumes of polysilicon to Sanyo each year at set prices from January 2009 through December 2015.

Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. In January 2007, we entered into a contract with Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, we will pay up to a total of 15.7 million Euros ($20.9 million as of March 31, 2007) for the reactors. The reactors are designed and engineered to produce approximately 1,500 metric tons of polysilicon per year. We have an option to purchase additional reactors to enable the production of an additional 500 metric tons of polysilicon per year for an additional 5.2 million Euros ($6.9 million as of March 31, 2007). The term of the contract extends until the end of the first month after the expiration date of the warranty period, but may be terminated earlier under certain circumstances.

Spire Corporation. In October 2006, we entered into a Purchase and Sale Agreement with Spire Corporation to purchase a photovoltaic module production line and related installation and training for approximately $2.0 million. In June 2007, the parties amended the Purchase and Sale Agreement to reduce the total purchase price by $125,000, and eliminated Spire Corporation’s obligation to provide installation and training services to us. We are required to take delivery of the solar module manufacturing equipment; and Spire Corporation will attempt to resell the module manufacturing equipment for us.

Idaho Power Company. In June 2007, we entered into an Agreement for Engineering of Hoku Electric Substation and Associated Facilities, or the Engineering Agreement, with Idaho Power Company to begin the engineering and procurement process for the electric substation to provide power for the planned polysilicon manufacturing facility in Pocatello, Idaho. Upon signing the Engineering Agreement, we paid Idaho Power Company $458,500, and we are obligated to pay an additional $458,500 on September 15, 2007 after receipt of a progress report and single-line electrical drawings of the planned electrical infrastructure.

Suntech Power Holdings Co. Ltd. In June 2007, we entered into a supply agreement Suntech for the sale and delivery of polysilicon to Suntech over a ten-year period beginning in July 2009, or the Suntech Supply Agreement. Under the Suntech Supply Agreement, up to approximately $678 million may be payable to us during the ten-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The Suntech Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Suntech each month and each year at set prices from or before July 1, 2009, for a continuous period of ten years. The term of the Suntech Supply Agreement is ten years from the date of the first shipment in 2009, which is approximately July 1, 2019. Each party, however, may elect to shorten the term of the Suntech Supply Agreement to seven years by providing written notice to the other party at any time prior to the end of the fourth year after the first shipment. If the term of the Suntech Supply Agreement is shortened to seven years, then the aggregate amount that may be payable to us for product shipments during the seven year period shall be reduced to $378 million.

Global Expertise Wafer Division. In June 2007, we entered into a supply agreement with GEWD, a wholly-owned subsidiary of Solar-Fabrik AG, for the sale and delivery of polysilicon to GEWD over a seven-year period beginning in December 2009, or the GEWD Supply Agreement. Under the GEWD Supply Agreement, up to approximately $185 million may be payable to us during the seven-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The GEWD Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by GEWD each month and each year at set prices from or before December 31, 2009, for a continuous period of seven years.

Credit Facility

Bank of Hawaii. In March 2007, we entered into a credit facility of up to $13.0 million with Bank of Hawaii. Loans under the credit facility will bear interest, dependent upon our election at the time of the advance, at either: (1) at a floating rate per annum equal to the sum of the primary index rate established from time to time by the Bank of Hawaii minus 1.25%, or (2) at a rate per annum equal to the sum of LIBOR for such LIBOR interest period plus 0.50%. Loans under the credit facility are secured by a first priority security interest in Hoku Materials’ cash, cash equivalents, short-term investments and marketable securities contained in an account at Piper Jaffray, a third-party investment bank. Hoku Materials must maintain a loan-to-value ratio between 70% to 95% dependent upon the collateral type in such account. Hoku Scientific and Hoku Materials are also subject to certain financial and operational covenants, including maintaining an effective tangible net worth of not less than $20.0 million. Effective tangible net worth is defined as GAAP net worth, less intangible assets. As of March 31, 2007, we and Hoku Materials were in compliance with the covenants of the credit facility.

We plan to use these funds to finance, in part, certain expenses related to our polysilicon production facility in Pocatello, Idaho. In May 2007, we borrowed $4.4 million and paid GEC and MSA $4.2 million for the initial deposit of 15% for hydrogen reduction reactors capable of producing 2,000 metric tons of polysilicon per year. The balance of $200,000 was paid to various vendors for services related to the construction of our polysilicon plant. The payment of this initial deposit begins the 15 month delivery deadline for equipment capable of producing 1,500 metric tons of polysilicon per year with the equipment for an additional 500 metric tons per year being delivered within three months after the first delivery. In June 2007, we borrowed $608,000 and paid Idaho Power Company $458,500 and the balance of $149,500 was paid to a vendor for services related to the construction of our polysilicon plant.

Polysilicon and Solar Facilities

In May 2006, we announced our intention to form an integrated PV module business to complement our fuel cell business. This planned expansion includes developing manufacturing capabilities and the eventual manufacture of polysilicon and PV modules. In June 2007, we announced our strategy to focus on the sale of turnkey PV system installations, and related services, and our plan to exit the solar module manufacturing business. Furthermore, due to the change in our business strategy to not manufacture solar modules along with our downsizing of our fuel cell business, we are exploring the sale of our land and facility in Kapolei, Hawaii and the relocation to a smaller leased warehouse and office space on Oahu, Hawaii. To date, our business has solely been focused on the stationary and automotive fuel cell markets and we have no experience in the PV system installation and polysilicon businesses.

We intend to manufacture the polysilicon chunks at our planned polysilicon facility in Pocatello, Idaho. In May 2007, we commenced construction and expect to complete construction, subject to available financing and other conditions, in late 2008.

We are at an early planning stage of this expansion and at any point in time we may conclude that such expansion is not financially or technologically feasible and abandon our efforts to establish a polysilicon business. Such abandonment after substantial investment of time and resources could harm our business. Before we can complete construction of our planned manufacturing facilities, we must successfully and timely accomplish the following:

•	raise more than $260 million cash through the issuance of long-term bank debt, the issuance of equity securities, or polysilicon customer prepayments, or any combination thereof;

•	license any intellectual property that may be required to manufacture polysilicon;

•	license any intellectual property that may be required to manufacture polysilicon;

•	secure key technology and/or supplier contracts for equipment and materials required to manufacture polysilicon; and

•	obtain all necessary federal, state and local permits for our planned facility in Pocatello, Idaho.

As we recently announced our plans to increase the size of our polysilicon manufacturing facility by up to 1,000 additional metric tons of annual capacity, we have not been able to determine the total construction cost or cash needs at this time; however we expect the cost to be greater than the $260 million estimated cost to construct a manufacturing facility with an annual capacity of 2,000 metric tons of polysilicon. If we fail to successfully achieve any or all of the above objectives, we will be unable to complete construction of our planned manufacturing facilities and we may be forced to delay, alter or abandon our planned expansion. In addition, any delay in achieving these objectives may result in additional expense. Even if we achieve all of these objectives on a timely basis and complete the construction of our manufacturing facility as currently planned, we may still be unsuccessful in developing, manufacturing and/or selling polysilicon and PV system installations or services for numerous reasons.

We are in discussions with leading solar ingot, wafer and cell companies for contracts to supply polysilicon from our planned polysilicon manufacturing facility. We still plan to finance a significant portion of our polysilicon facility construction costs through customer pre-payments and debt. However, we have begun investing our own cash resources into this project, and expect that we will continue to do so in advance of signing these customer contracts and securing the debt.

Operating Capital and Capital Expenditure Requirements

As we invest resources towards a polysilicon manufacturing and PV systems installation service business, develop our products, expand our corporate infrastructure, prepare for the increased production of our products and evaluate new markets to grow our business, we expect that our expenses will continue to increase and, as a result, we will need to generate significant revenue to maintain profitability.

We do not expect to generate significant revenue until we successfully commence the manufacture of polysilicon and begin meeting the obligations under our supply contracts. We believe that our cash, cash equivalent and short-term investment balances will be sufficient to meet the anticipated capital expenditures and cash requirements for Hoku Fuel Cells through at least the next 12 months; however, we expect that we will need to raise more than $260 million to support the construction of our planned polysilicon facility and operations of Hoku Materials and Hoku Solar. The sale of additional equity and convertible debt instruments may result in additional dilution to our current stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization and manufacturing activities, which could harm our business. Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1. A. “Risk Factors” and the section above entitled “Forward-Looking Statements.”

Related Party Transactions

For a description of our related party transactions, see Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Off-Balance Sheet Arrangements

We have never engaged in off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Item 7A.	Qualitative and Quantitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including auction instruments, corporate and government bonds and certificates of deposit. Our cash and cash equivalents and short-term investments as of March 31, 2007 were $20.0 million and were invested in government bonds and commercial paper.

Our contract with GEC and MSA for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services is denominated in Euros. We currently have not entered into a foreign currency hedging instrument, and as such, have exposure to foreign currency risks. All other contracts are denominated in U.S. dollars, and as such, there is no associated currency risk.

Item 8.	Financial Statements and Supplementary Data

Our financial statements included in this Report beginning at page F-1 are incorporated in this Item 8 by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

Changes in Internal Control over Financial Reporting There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identification of Directors

Reference is made to the information regarding directors under the heading “Election of Directors” to be included in our 2007 Proxy Statement, which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Expert

Reference is made to the information regarding directors under the heading “Report of the Audit Committee of the Board of Directors” and “Information about the Board of Directors and Corporate Governance” to be included in our 2007 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors under the heading “Proposal No. 1—Election of Directors” to be included in our 2007 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our 2007 Proxy Statement, which information is hereby incorporated by reference.

Code of Ethics

Reference is made to the information under the heading “Code of Business Conduct and Ethics” to be included in our 2007 Proxy Statement, which information is hereby incorporated by reference. The full text of our “Code of Business Conduct and Ethics” is published on our Internet website under the “Company Information” page at www.hokuscientific.com.

Item 11.	Executive Compensation

Reference is made to the information under the heading “Compensation Discussion and Analysis” to be included in our 2007 Proxy Statement, which information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

Reference is made to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” to be included in our 2007 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information under the heading “Compensation-Equity Compensation Plan Information” to be included in our 2007 Proxy Statement, which information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information under the heading “Certain Relationships and Transactions” and “Information about the Board of Directors and Corporate Governance- Independence of the Members of the Board of Directors” to be included in our 2007 Proxy Statement, which information is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Reference is made to the information under the heading “Proposal No. 2—Ratification of Independent Registered Public Accounting Firm” in our 2007 Proxy Statement, which information is hereby incorporated by reference.

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

Date: June 29, 2007

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

Signature	Title	Date

/s/ DUSTIN M. SHINDO Dustin M. Shindo	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	June 29, 2007

/s/ DARRYL S. NAKAMOTO Darryl S. Nakamoto	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	June 29, 2007

/s/ KARL M. TAFT III Karl M. Taft III	Chief Technology Officer and Director	June 29, 2007

/s/ KARL E. STAHLKOPF Karl E. Stahlkopf	Director	June 29, 2007

/s/ KENTON T. ELDRIDGE Kenton T. Eldridge	Director	June 29, 2007

/s/ DEAN K. HIRATA Dean K. Hirata	Director	June 29, 2007

HOKU SCIENTIFIC, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hoku Scientific, Inc.:

We have audited the accompanying consolidated balance sheets of Hoku Scientific, Inc. as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Hoku Scientific, Inc. for the year ended March 31, 2005 were audited by other auditors whose report dated April 18, 2005, except as to the second paragraph of note 7(b) and the eighth paragraph of note 7(d), which are as of July 12, 2005, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hoku Scientific, Inc. at March 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ ERNST & YOUNG, LLP
Honolulu, Hawaii June 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Hoku Scientific, Inc.:

We have audited the accompanying statements of operations, stockholders’ equity and comprehensive loss and cash flows of Hoku Scientific, Inc. for the year ended March 31, 2005. These financials statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Hoku Scientific, Inc. for the year ended March 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Honolulu, Hawaii April 18, 2005 except as to the second paragraph of note 7(b) and the eighth paragraph of note 7(d), which are as of July 12, 2005

HOKU SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,
	2007	2006
Assets
Cash and cash equivalents	$2,567	$166
Short-term investments	17,389	22,522
Accounts receivable	377	250
Inventory	2,385	182
Costs of uncompleted contracts	698	2,029
Equipment held for sale	74	—
Other current assets	537	578

Total current assets	24,027	25,727
Property, plant and equipment, net	5,795	6,355
Other assets	803	1

Total assets	$30,625	$32,083

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	653	495
Deferred revenue	990	3,989
Other current liabilities	1,488	207

Total current liabilities	3,131	4,691
Deposit	2,000	—

Total liabilities	5,131	4,691

Stockholders’ equity:
Common stock, $0.001par value and no par value as of March 31, 2007 and 2006, respectively. Authorized 100,000,000 shares as of March 31, 2007 and 2006, respectively; issued and outstanding 16,503,931 and 16,432,655 shares as of March 31, 2007 and 2006, respectively	17	16
Additional paid-in capital	33,396	32,555
Accumulated deficit	(7,914)	(5,162)
Accumulated other comprehensive loss	(5)	(17)

Total stockholders’ equity	25,494	27,392

Total liabilities and stockholders’ equity	$30,625	$32,083

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Fiscal Year Ended March 31,
	2007	2006	2005
Statements of Operations Data:
Service and license revenue	$5,368	$5,505	$2,933
Cost of service and license revenue(1)	3,173	954	458

Gross margin	2,195	4,551	2,475
Operating expenses:
Selling, general and administrative(1)	4,487	2,743	2,132
Research and development(1)	1,774	1,326	1,419

Total operating expenses	6,261	4,069	3,551

Income (loss) from operations	(4,066)	482	(1,076)
Interest and other income	1,039	594	98

Income (loss) before income taxes	(3,027)	1,076	(978)
Income tax expense (benefit)	(275)	(268)	(250)

Net income (loss)	$(2,752)	$1,344	$(728)

Basic net income (loss) per share	$(0.17)	$0.10	$(0.13)

Diluted net income (loss) per share	$(0.17)	$0.09	$(0.13)

Shares used in computing basic net income (loss) per share	16,449,537	13,033,263	5,474,499

Shares used in computing diluted net income (loss) per share	16,449,537	15,264,763	5,474,499

(1) Includes stock-based compensation as follows:

Cost of service and license revenue	$126	$38	$24
Selling, general and administrative	593	872	979
Research and development	501	146	261

Total	$1,220	$1,056	$1,264

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Shares of Preferred Stock	Preferred Stock	Shares of Class A Common Stock	Class A Common Stock	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balances as of March 31, 2004	4,236,656	5,295	33,333	3	4,637,500	—	3,536	(5,778)	—	3,056	$(2,865)
Net loss	—	—	—	—	—	—	—	(728)	—	(728)	$(728)
Stock-based compensation	—	—	—	—	1,450,000	—	1,264	—	—	1,264	—
Unrealized gain or loss on available-for-sale securities	—	—	—	—	—	—	—	—	(47)	(47)	(47)
Issuance of Series C preferred stock	1,683,332	2,525	—	—	—	—	—	—	—	2,525	—
Exercise of Class A common stock options	—	—	35,001	3	—	—	—	—	—	3	—
Conversion of Class A common stock into common stock	—	—	(68,334)	(6)	68,334	6	—	—	—	—	—
Issuance of common stock purchase warrants	—	—	—	—	—	—	159	—	—	159	—

Balances as of March 31, 2005	5,919,988	$7,820	—	$—	6,155,834	$6	$4,959	$(6,506)	$(47)	$6,232	$(775)

Net income	—	—	—	—	—	—	—	1,344	—	1,344	$1,344
Stock-based compensation	—	—	—	—	377,841	—	1,127	—	—	1,127	—
Initial public offering and over-allotment option proceeds, net of underwriter discounts and commissions	—	—	—	—	3,683,200	4	20,548	—	—	20,552	—
Initial public offering costs	—	—	—	—	—	—	(1,950)	—	—	(1,950)	—
Unrealized gain or loss on available-for-sale securities	—	—	—	—	—	—	—	—	30	30	30
Conversion of preferred stock	(5,919,988)	(7,820)	—	—	5,919,988	6	7,814	—	—	—	—
Exercise of common stock warrants and options	—	—	—	—	295,792	—	57	—	—	57	—

Balances as of March 31, 2006	—	$—	—	$—	16,432,655	$16	$32,555	$(5,162)	$(17)	$27,392	$1,374

Net loss	—	—	—	—	—	—	—	(2,752)	—	(2,752)	$(2,752)
Stock-based compensation	—	—	—	—	19,109	—	828	—	—	828	—
Unrealized gain or loss on available-for-sale securities	—	—	—	—	—	—	—	—	12	12	12
Exercise of common stock warrants and options	—	—	—	—	52,167	1	13	—	—	14	—

Balances as of March 31, 2007	—	$—	—	$—	16,503,931	$17	$33,396	$(7,914)	$(5)	$25,494	$(1,366)

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended March 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,752)	$1,344	$(728)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	221	221	185
Impairment of production and research equipment and inventory	1,364	—	—
Contract termination and impairment of leasehold improvements	—	558	—
Stock-based compensation	828	1,127	1,264
Unrealized loss on investments	—	—	(47)
Warrant for common stock issued for services	—	—	159
Changes in operating assets and liabilities:
Accounts receivable	(127)	3,322	(3,572)
Costs of uncompleted contracts	1,391	(1,768)	(34)
Inventory	(2,638)	(121)	(61)
Other current assets	41	(398)	(17)
Other assets	(802)	330	(326)
Accounts payable and accrued expenses	158	(100)	275
Deferred revenue	(2,999)	(255)	3,244
Other current liabilities	1,281	195	(41)
Deposit	2,000	—	—

Net cash (used in) provided by operating activities	(2,034)	4,455	301

Cash flows from investing activities:
Proceeds from maturities of short-term investments	7,295	7,093	693
Purchases of short-term investments	(2,150)	(27,978)	—
Acquisition of property and equipment	(724)	(4,601)	(1,862)

Net cash provided by (used in) investing activities	4,421	(25,486)	(1,169)

Cash flows from financing activities:
Principal repayment of long-term obligations	—	(14)	(9)
Proceeds from initial public offering	—	20,552	—
Initial public offering costs	—	(1,950)	—
Proceeds from issuance of preferred stock	—	—	2,525
Exercise of common stock warrants and options	14	57	—
Exercise of Class A common stock options	—	—	3

Net cash provided by financing activities	14	18,645	2,519

Net increase (decrease) in cash and cash equivalents	2,401	(2,386)	1,651
Cash and cash equivalents at beginning of year	166	2,552	901

Cash and cash equivalents at end of year	$2,567	$166	$2,552

Supplemental disclosure of non-cash investing activities:
Acquisition of property and equipment	$248	$333	$—

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies and Practices

(a)	Description of Business

Hoku Scientific, Inc. is a materials science company focused on clean energy technologies. The Company was incorporated in Hawaii in March 2001, as Pacific Energy Group, Inc. In July 2001, the Company changed its name to Hoku Scientific, Inc. In December 2004, the Company was reincorporated in Delaware. In August 2005, the Company completed the move of our principal offices and all operations to a new approximately 14,000 square foot facility located in Kapolei, Hawaii.

The Company has historically focused its efforts on the design and development of fuel cell technologies, including Hoku MEAs and Hoku Membranes. In May 2006, the Company announced its plans to form an integrated photovoltaic, or PV, module business, and its plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, to complement its fuel cell business. The Company has reorganized its business into three business units: Hoku Fuel Cells, Hoku Solar and Hoku Materials. In February and March 2007, the Company incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly-owned subsidiaries to operate our polysilicon and solar businesses, respectively.

Hoku Materials In February 2007, in order to ensure an adequate supply of polysilicon for Hoku Solar’s modules, the Company incorporated Hoku Materials to manufacture this key material for consumption by Hoku Solar and for sale to the larger solar market. The Company plans to build and equip a polysilicon production facility capable of producing 2,000 metric tons of polysilicon per year in Pocatello, Idaho. In March 2007, the Company entered into a 99-year ground lease with the City of Pocatello, Idaho, for approximately 67 acres of land. The Company intends to finance the construction of these facilities through a combination of debt financing, pre-payments from customers, and issuance of equity securities for polysilicon. The Company commenced construction in May 2007 and anticipates the availability of polysilicon beginning in the first half of calendar year 2009.

In January 2007, the Company entered into an agreement with Sanyo Electric Company, Ltd., or Sanyo, to provide Sanyo with $370 million of polysilicon sales over a seven year period, and Sanyo paid the Company $2 million and deposited an additional $110 million into an escrow account at Bank of Hawaii to be released to the Company upon achievement of certain polysilicon production, quality and process milestones.

In June 2007, the Company entered into an agreement with Suntech Power Holdings Co., Ltd., or Suntech, to provide Suntech with up to $678 million of polysilicon sales over a ten year period, and Suntech paid the Company $2 million and will make additional prepayments for products in the amount of $45 million in installments upon achievement of certain polysilicon production and quality milestones. The prepayment amount is backed by a letter of credit issued to the Company by the Bank of Communications. The contract includes a provision that allows for either party to cancel years 8 through 10 of delivery for any reason. Such cancellation notice must be delivered to the other party prior to the end of the fourth year of delivery under the agreement.

In June 2007, the Company entered into an agreement with Global Expertise Wafer Division, or GEWD,, a wholly-owned subsidiary of Solar-Fabrik, to provide GEWD with up to $185 million of polysilicon sales over a seven year period, and GEWD paid the Company $2 million and will make additional prepayments for products in the amount of $51 million in installments upon achievement of certain polysilicon production and quality milestones.

As security for GEWD’s $51 million prepayment obligation, GEWD is required to deliver to us a $25 million bank letter of credit on or before June 30, 2007, and an additional $26 million bank letter of credit on or before September 30, 2007. If GEWD does not provide the $25 million letter of credit on or before June 30, 2007, then we may terminate the agreement and retain the $2 million initial direct deposit. If GEWD provides the $25 million letter of credit on or before June 30, 2007, but does not provide the additional $26 million letter of credit on our before September 30, 2007, then we may reduce the predetermined volume of polysilicon and increase the predetermined price under the agreement.

Due to the polysilicon supply agreements that the Company has agreed to, the Company plans on increasing the size of its polysilicon production facility by up to 1,000 metric tons of annual capacity. The increase will result in an increase in total construction costs; however the estimated total construction cost has not been determined at this time. The Company’s contracts with Sanyo, Suntech and GEWD provide for an aggregate of $211 million in advance payments to the Company to contribute to the financing of the construction, subject to the Company’s achievement of various production, quality and production process milestones. To complete the construction financing, the Company intends to raise the remaining construction costs through advance payments from new customers, debt or the issuance of Hoku Scientific’s equity securities. However, there are no assurances that the Company will be able to obtain the necessary financing on satisfactory terms, or at all. In addition, the Company believes it can purchase solar modules at a lower price than the cost to manufacture its own brand of modules. As a result, the Company plans on selling its solar cells and solar module manufacturing equipment and no longer plans to supply Hoku Solar with polysilicon for modules.

Hoku Solar In March 2007, the Company incorporated Hoku Solar to assemble and install PV modules. In June 2007, the Company announced its strategy to focus on the sale of turnkey PV system installations, and related services, and its plan to exit the solar module manufacturing business. In connection with this focused strategy, the Company intends to resell the 15 MW per year module production line that it purchased from Spire Corporation for an aggregate purchase price of approximately $2 million. As a result, the Company is canceling its plans to install the solar module manufacturing equipment in Hawaii, and to construct a facility capable of producing 30 MW of solar modules per year in Pocatello, Idaho. The Company also plans to resell the $2.8 million of solar cells that it purchased from E-Ton Solar Tech Co., Ltd. in October 2006. The Company plans to continue to market, sell and install turnkey photovoltaic systems, but will use modules purchased from third party suppliers, which the Company believes it can purchase at a lower price than the cost to manufacture its own brand of modules. Furthermore, due to the change in its business strategy to not manufacture solar modules along with the downsizing of its fuel cell business, the Company is exploring the sale of its land and facility in Kapolei, Hawaii and the relocation to a smaller leased warehouse and office space on Oahu, Hawaii.

Hoku Fuel Cells The Company operates its fuel cell business under the name Hoku Fuel Cells, which has designed, developed and manufactured MEAs for PEM, fuel cells. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, the Company’s customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and the Company has not sold any products commercially. The Company’s fuel cell business is currently limited to servicing its contract with the U.S. Navy, and maintaining a limited number of other testing arrangements; the Company has significantly scaled back its expenditures and investments in Hoku Fuel Cells, and intends to focus increasingly on Hoku Materials and Hoku Solar. Furthermore, due to the downsizing of its fuel cell business along with the change in its business strategy to not manufacture solar modules, the Company is exploring the sale of its land and facility in Kapolei, Hawaii and the relocation to a smaller leased warehouse and office space on the island of Oahu, Hawaii.

To date, the Company has received research grants from various government agencies and has also generated revenue by performing certain testing and engineering services on the application of the Company’s MEA and membrane products in certain fuel cell applications and by licensing these products for testing and evaluation.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of Hoku Scientific, Inc. and all wholly-owned subsidiaries, after elimination of significant intercompany amounts and transactions.

(c)	Segment Information

The Company has three operating segments in two industries: Fuel Cell and Solar. The Fuel Cell industry is comprised of the fuel cell segment. The Solar industry is comprised of the solar module production and installation and the polysilicon production segments. The Company reports segment information in the same way that the chief operating decision maker assesses segment performance. Additional information regarding these segments is found in Note 8.

(d)	Use of Estimates

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

(e)	Revenue Recognition

The Company currently recognizes revenue through service and license agreements and plans to expand the type of revenue recognized through the sale of PV modules and polysilicon and the sale of electricity. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the service or product has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

Polysilicon and PV Systems Installations Revenue Recognition Revenue from polysilicon and solar systems will be recorded when the title to the product and risk of loss passes to third parties and when collection is reasonably assured. Revenue from the sale of electricity will be recorded when the title to the product and risk of loss passes to the third party and when collection is reasonably assured.

Hoku Fuel Cell Revenue Recognition For arrangements that do not fall within the scope of higher-level authoritative literature, the Company recognizes revenue under Staff Accounting Bulletin No. 104, Revenue Recognition, when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectibility of the arrangement fee is reasonably assured.

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

U.S. Navy—Naval Air Warfare Center Weapons Division

In March 2005, the Company was awarded a contract with the U.S. Navy to develop and demonstrate a PEM fuel cell power plant prototype that incorporates the Company’s MEAs within IdaTech, LLC, or IdaTech, fuel cell stacks and integrated fuel cell systems. Idatech is a subsidiary of Idacorp, Inc., a publicly-traded energy and technology holding company.

Pursuant to the contract, we manufactured 11 fuel cell power plants for delivery to the U.S. Navy. The U.S. Navy officially accepted the 11 fuel cell power plants and commenced demonstration of 10 of these fuel cell power plants at Pearl Harbor for a period of twelve months. The aggregate amount of the contract is $4.5 million, of which $929,000 has been classified as deferred revenue as of March 31, 2007. As of March 31, 2007, the Company has received $3.8 million in payments. The Company began recognizing revenue in June 2006 and recognized $3.2 million in revenue during fiscal 2007. The Company expects that the contract will be completed by August 2007. In April and May 2007, the Company received additional payments of $96,000 and $116,000, respectively.

Nissan Motor Co., Ltd.

In January 2006, the Company entered into a Step 3 Collaboration contract with Nissan to further develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. The Company will provide work pursuant to the Step 3 Collaboration contract between January 1, 2006 and September 30, 2006. The Company expects that its Step 3 Contract with Nissan, which ended on September 30, 2006, will be its final engineering service contract with Nissan; Nissan has not purchased any additional products for testing. At this time, the Company does not believe it will receive any meaningful revenue from Nissan in the foreseeable future. In addition, Nissan may require additional testing of the Company’s Hoku Membrane and Hoku MEA products before purchasing commercial quantities of the Company’s products. The Company cannot predict when such sales will occur, if at all.

Sanyo Electric Co., Ltd.

In December 2005, the Company entered into a material transfer and collaborative testing agreement with Sanyo, or the Testing Agreement, to allow Sanyo to conduct additional testing of newer versions of the Company’s Hoku Membrane and Hoku MEA products. The Company also agreed to collaborate with Sanyo on the testing of the Company’s products. The Company expects that its Testing Agreement with Sanyo, which ended in July 2006, will be its final engineering service contract with Sanyo; Sanyo has not purchased any additional products for testing. At this time, the Company does not believe it will receive any meaningful revenue from Sanyo in the foreseeable future. In addition, Sanyo may require additional testing of the Company’s Hoku Membrane and Hoku MEA products before purchasing commercial quantities of the Company’s products. The Company cannot predict when such sales will occur, if at all.

(f)	Concentration of Credit Risk

Significant customers represent those customers that account for more than 10% of the Company’s total revenue or accounts receivable. Revenue and revenue as a percentage of total revenue and accounts receivable and accounts receivable as a percentage of total accounts receivable for significant customers were as follows:

	Revenue
	Fiscal Year Ended March 31,
	2007		2006		2005
Customer	$	%	$	%	$	%
	(dollars in thousands)
U.S. Navy—Naval Air Warfare Center Weapons Division	$3,205	60%	$—	—%	$—	—%
Nissan	1,988	37	5,363	97	427	15
Sanyo	149	3	113	2	2,500	85

	Accounts Receivable
	March 31,
	2007		2006
Customer	$	%	$	%
	(dollars in thousands)
U.S. Navy—Naval Air Warfare Center Weapons Division	$377	100%	$241	96%
Nissan	—	—	5	2

The primary location of business for Sanyo and Nissan is Japan and for the U.S. Navy—Naval Air Warfare Center Weapons Division is the United States. All contracts are denominated in U.S. dollars.

(g)	Cash and Cash Equivalents

The Company considers money market, savings and checking accounts as cash and cash equivalents. All other investments, including those with maturities of three months or less are considered short-term investments.

(h)	Short-Term Investments

The Company’s short-term investments include commercial paper and government bonds. These securities are highly liquid and may include investments with maturities of three months or less.

The Company accounts for its investment instruments in accordance with Statement of Financial Accounting Standards No. 115, or SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. All of the Company’s short-term investments are treated as “available-for-sale” under SFAS No. 115. Short-term investments are recorded by the Company at fair market value. Dividend and interest income is recognized by the Company when earned. The Company reflects unrealized gains and losses related to its short-term investments as a separate component of stockholders’ equity. Realized gains or losses from the sale of available-for-sale securities are determined using the specific-identification method.

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

During fiscal years ended March 31, 2007 and 2006, the Company recorded no impairments.

(i)	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company had no allowance for doubtful accounts as of March 31, 2007 and 2006 and did not record bad debt expense in the periods presented.

Allowances for doubtful accounts represent the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. Past due balances over 90 days and over a specified amount will be reviewed individually for collectibility. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(j)	Inventory

Inventory is stated at the lower of average cost or market and consists of raw materials, work-in-progress and finished goods in accordance with Statement of Financial Accounting Standards No. 151, or SFAS No. 151, Inventory Costs. The Company adopted SFAS No. 151 in the fiscal year ended March 31, 2006.

In fiscal 2007, the Company scaled back its expenditures and investments in Hoku Fuel Cells, and have focused increasingly on Hoku Solar and Hoku Materials. As result, in December 2006, the Company recorded an aggregate write down of inventory used in the fuel cell business of $56,000. As of March 31, 2007, all of the inventory consisted of raw materials related to the Company’s Hoku Solar division. As of March 31, 2006, all of the inventory related to Hoku Fuels Cells of which work-in-progress and finished goods inventories were $12,000 and $29,000, respectively.

In June 2007, the Company shifted its strategy to focus on the sale of turnkey PV system installations, and related services, and exit the solar module manufacturing business. In connection with this focused strategy, the Company intends to resell the solar cells included in inventory at March 31, 2007. As such, as of March 31, 2007, the Company determined that the cost of its solar inventory exceeded market value.

Accordingly, the Company recorded a write-down of $379,000 in fiscal 2007 which is included in selling, general and administrative expense related to the Hoku Solar business.

(k)	Property, Plant and Equipment

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

The Company continually evaluates the assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.

(l)	Income Taxes

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

(m)	Net Income (Loss) per Share

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

The following table sets forth, for the periods presented, the computation of basic and diluted net income (loss) per share, including the reconciliation of the denominator used in the computation of basic and diluted net income (loss) per share:

	Fiscal Year Ended March 31,
	2007	2006	2005
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(2,752)	$1,344	$(728)

Denominator:
Weighted average shares of common stock (basic)	16,449,537	13,033,263	5,474,499
Effect of Dilutive Securities
Add:
Weighted average convertible preferred shares	—	1,973,329	—
Weighted average stock options and warrants	—	258,171	—

Weighted average shares of common stock (diluted)	16,449,537	15,264,763	5,474,499

Basic net income (loss) per share	$(0.17)	$0.10	$(0.13)

Diluted net income (loss) per share	$(0.17)	$0.09	$(0.13)

Due to the Company’s net losses in the fiscal years ended March 31, 2007 and 2005, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share. As of March 31, 2007, potential dilutive securities included options to purchase 235,653 shares of common stock at prices ranging from $0.38 to $3.93 As of March 31, 2005, potential dilutive securities included: (a) options to purchase 659,984 shares of common stock at prices ranging from $0.075 to $4.50 per share, (b) warrants to purchase 199,998 shares of common stock at prices ranging from $0.075 to $0.53 per share, (c) Series A, B and C preferred stock convertible into 5,919,988 shares of common stock and (d) 362,500 shares of common stock subject to repurchase.

(n)	Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS No. 123(R), Share-Based Payments , and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments . The Company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation , and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services Under FASB Statement No. 123 . The fair value of stock options and warrants granted to employees and non-employees is determined using the Black-Scholes option pricing model. The Company has early adopted SFAS 123(R) and has applied it in all periods presented.

(o)	Guarantees and Indemnifications

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in that capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime. The Company has also entered into additional indemnification agreements with its officers and directors in connection with the initial public offering. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2007 and 2006.

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

(p)	Recently Issued Standards

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 , or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company will adopt this interpretation on April 1, 2007. The Company does not believe the adoption of this interpretation will have a material impact on its financial statements.

(2)	Short-Term Investments

The available-for-sale securities as of March 31, 2007 and 2006 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses Less Than 12 Months
					Count	Fair Value	Amount
As of March 31, 2007
Commercial paper	$4,511	$—	$(4)	$4,507	4	$4,507	$(4)
Government bonds	12,883	—	(1)	12,882	12	12,882	(1)

Total short-term investments	$17,394	$—	$(5)	$17,389	16	$17,389	$(5)

As of March 31, 2006
Commercial paper	$8,968	$—	$(1)	$8,967	6	$8,967	$(1)
Government bonds	13,571	—	(16)	13,555	3	13,555	(16)

Total short-term investments	$22,539	$—	$(17)	$22,522	9	$22,522	$(17)

The contractual maturities of the Company’s commercial paper and government bonds are less than one year and occur on various dates. Fair values for commercial paper and government bonds are determined based on market prices received from a third-party financial service provider. Current market rates and the likelihood of holding the investments until maturity were factors considered when determining whether the investments were other-than-temporarily impaired. As the Company will likely hold the investments until maturity, the Company determined that no securities in its portfolio with unrealized losses were other-than-temporarily impaired as of March 31, 2007 and 2006.

(3)	Property, Plant and Equipment

As of March 31, 2007 and 2006, property, plant and equipment consisted of the following:

	March 31,
	2007	2006
	(in thousands)
Building	$3,830	$3,830
Land	1,366	1,366
Construction in progress	544	—
Production equipment	178	780
Research equipment	2	559
Office equipment and furniture	87	87
Automobile	16	16
Trade show booth	70	—

	6,093	6,638
Less accumulated depreciation and amortization	(298)	(283)

Property, plant and equipment, net	$5,795	$6,355

The Company owns approximately 2.2 acres of land in Kapolei, Hawaii and in August 2005, completed the move of its operations to a new approximately 14,000 square foot facility of combined office, research and development, and manufacturing space on a portion of that land. The Company leased approximately 7,000 square feet of office and research and development space in Honolulu, Hawaii where it was previously headquartered. The Company evaluated the leasehold improvements at the Honolulu lease site in accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or

Disposal of Long-lived Assets. The Company evaluated its leasehold improvements by reviewing the anticipated cash flows and determined that expenses related to the lease would exceed anticipated cash flows that would reasonably be obtained through subleasing the property. The Company determined that the leasehold improvements related to the former facility were no longer of value. Additionally, the Company determined that the leasehold improvements were not saleable to a third party and did not affect the estimated market value to lease the facility. As a result, the Company recorded a $243,000 loss in August 2005 to reflect the impairment.

As of September 30, 2005, in accordance with Statement of Financial Accounting Standards No. 146, or SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company recorded a $56,000 liability for lease termination costs associated with the Honolulu lease. The liability was determined based upon the amount of the remaining lease payments less the amount that could reasonably be obtained through subleasing the property. The Company expected this liability to be satisfied during the quarter ended December 31, 2005; however, the Company was not able to find a suitable sublessee. As a result, the Company recorded an additional liability of $241,000 as of December 31, 2005 as an additional liability based on the estimated cost to buyout the lease. In February 2006, the Company exercised a lease buyout and incurred an additional $18,000 in expenses. As of March 31, 2006, the Company had no further obligations as it related to this operating lease. For the fiscal year 2006, the Company recorded an aggregate of $315,000 as lease termination costs, of which $239,000 and $76,000 is included in selling, general and administrative expense and research and development expense, respectively. Prior to vacating the lease property in August 2005, the Company incurred rent expense of $88,000 and $173,000 for the fiscal years ended March 31, 2006 and 2005, respectively.

Based on discussions with potential customers during fiscal 2007, the Company determined that the potential for future fuel cell sales and revenue opportunities were uncertain. The Company believes that its competitors are experiencing similar challenges specifically in sustaining future revenue. As a result, the Company decided to further scale-back its fuel cell operations by reducing its work force and placing equipment for sale that were previously held for use. Based on discussions with potential buyers to determine the value of the equipment, the Company incurred an equipment write down of $729,000 and reclassified certain equipment as equipment held for sale. In March 2007, the Company recorded a further write down of equipment used in the fuel cell business of $200,000 due to lack of market response. The write downs are included as research and development expense related to the fuel cell business unit in the statements of operations. In March 2007, the Company also reclassified certain equipment previously held for sale as held for use based on the lack of market response. There was no impact to the statement of operations due to this reclassification. The Company expects to sell all equipment held for sale over the next 12 months. In April 2007, the Company sold a test station for $29,000.

In January 2007, the Company announced its selection of the city of Pocatello, Idaho as the planned location for Hoku Materials. In March 2007, the Company entered into a 99-year ground lease with the City of Pocatello for approximately 67 acres of land in Pocatello, Idaho. The annual rent for the ground lease is fixed at one dollar per year until the expiration of the lease on December 31, 2106.

In addition to this 67-acre lease, the Company and the City of Pocatello have signed a separate agreement granting the Company an option to lease an additional 450 acres of land owned by the City of Pocatello, which the Company may use for future expansion. The terms of any future lease will be subject to good faith negotiations between the City of Pocatello and the Company.

In March 2007, the Company entered into a lease for approximately 1,200 square feet of office space in Pocatello, Idaho. The lease expires on September 30, 2007. The Company expects to have temporary office space until they relocate to the leased land in Pocatello, Idaho where they plan to build and equip a polysilicon production facility capable of producing 2,000 metric tons of polysilicon per year.

In June 2007, due to the Company’s downsizing of its fuel cell business along with the change in its business strategy to not manufacture solar modules, the Company is exploring the sale of its land and facility in Kapolei, Hawaii and the relocation to a smaller leased warehouse and office space on Oahu, Hawaii.

As of March 31, 2007 and 2006, the Company had no physical assets located outside of the United States.

(4)	Leases

The Company’s operating leases primarily consist of an operating lease agreement for three research and development test stations. Total minimum rent paid under this operating lease was approximately $115,000 in fiscal years 2007 and 2006 and $0 in fiscal year 2005, which are included in costs of uncompleted contracts.

As of March 31, 2007, future minimum lease payments were not material.

(5)	Credit Facility

In March 2007, the Company entered into a credit facility of up to $13 million with Bank of Hawaii. The Company plans to use these funds to finance, in part, certain expenses related to its polysilicon production facility in Idaho, including the initial deposit of 3.1 million Euros (approximately $4.2 million at March 31, 2007) under its polysilicon reactor purchase contract with Graeber Engineering Consultants GmbH, and MSA Apparatus Construction for Chemical Equipment Ltd. Payment of this initial deposit will begin the 15-month delivery deadline for equipment capable of producing 1,500 metric tons of polysilicon per year, with additional equipment being delivered within three months after the first delivery. This additional equipment will allow the Company to manufacture an additional 500 metric tons of polysilicon per year, for a planned annual production capacity of 2,000 metric tons. The credit facility will be secured by Hoku Materials’ cash, cash equivalents and short-term investment fund balances.

In May 2007, the Company borrowed $4.4 million against the $13 million credit facility with Bank of Hawaii. The Company paid $4.2 million for the initial deposit of 15% under the contract with Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. for hydrogen reduction reactors capable of producing 2,000 metric tons of polysilicon per year and the remaining $200,000 was paid to various vendors for services related to the construction of the polysilicon plant. In June 2007, the Company borrowed $608,000 and paid Idaho Power Company $458,500 and the balance of $149,500 was paid to a vendor for services related to the construction of its polysilicon plant.

(6)	Income Taxes

The income tax benefits from operations for the years ended March 31, 2007, 2006 and 2005 consisted of the following:

	Current	Deferred	Total
	(in thousands)
Fiscal Year Ended March 31, 2007
Federal	$—	$—	$—
State	275	—	275

Total income tax benefit	$275	$—	$275

Fiscal Year Ended March 31, 2006
Federal	$—	$—	$—
State	268	—	268

Total income tax benefit	$268	$—	$268

Fiscal Year Ended March 31, 2005
Federal	$—	$—	$—
State	250	—	250

Total income tax benefit	$250	$—	$250

There were no payments for federal and state income taxes for the years ended March 31, 2007, 2006 and 2005.

A reconciliation of the U.S. statutory tax rate to the effective tax rate for the years ended March 31, 2007, 2006 and 2005 is as follows:

	Fiscal Year Ended March 31,
	2007	2006	2005
	(in thousands)
Expected tax (expense) benefit (34%)	$1,029	$(366)	$332
State tax (expense) benefit, net of federal benefit	121	(43)	39
Non-deductible stock-based compensation	(137)	(243)	(486)
R&E expenses	(265)	(87)	(10)
Change in valuation allowance	(773)	383	129
State R&E tax credit	275	286	257
Federal R&E tax credit	12	340	—
Other	13	(2)	(11)

Effective income tax benefit	$275	$268	$250

During the fiscal years ended March 31, 2007, 2006 and 2005, the Company qualified as a “Hawaii Qualified High Technology Business,” which provides potential tax credits to its investors as well as certain tax credits to the Company for qualified research and experimentation (R&E) costs. The Company recorded Hawaii R&E refundable tax credits of approximately $275,000, $286,000 and $257,000 during the fiscal years ended March 31, 2007, 2006 and 2005, respectively. As the Company’s business transitions from research and experimentation to commercial production, the Company anticipates that it will no longer qualify for additional tax credits through this program.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. A summary of the tax effects of the temporary differences is as follows:

	March 31,
	2007	2006
	(in thousands)
Deferred tax assets:
Deferred revenue	$376	$710
Federal R&E tax credits	352	340
Stock-based compensation	201	88
Fixed assets, depreciation and amortization	397	35
Net operating loss carryforwards	—	24
Inventory impairment	144	—
Other	—	6

Total deferred tax assets	1,470	1,203
Less valuation allowance for deferred tax assets	(1,205)	(432)

Net deferred tax assets	265	771
Deferred tax liabilities:
Costs of uncompleted contracts	(265)	(771)

Total deferred tax liabilities	(265)	(771)
Net deferred taxes	$—	$—

The Company’s ultimate realization of deferred tax assets depends upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company has continued to provide a valuation allowance against its net deferred tax assets as of March 31, 2007.

The valuation allowance for deferred tax assets increased by $770,000 for the fiscal year ended March 31, 2007 and decreased by $383,000 for fiscal year ended March 31, 2006.

The Company has tax deductions from the exercise of certain stock options that exceed the amount of stock compensation expense recorded in the accompanying financial statements for the corresponding options (“Excess Tax Deductions”). The deferred tax assets of the Company are reported without inclusion of the Excess Tax Deductions. When realized, the tax benefit of the Excess Tax Deductions is accounted for as a credit to additional paid-in-capital rather than as a reduction of income tax expense.

As of March 31, 2007, the Company had net operating loss (“NOL”) carryforwards of approximately $315,000 and $0 for federal and state tax purposes, respectively. If not utilized, the federal carryforwards will begin to expire in the fiscal year ending March 31, 2027. The Company’s utilization of these NOL carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in the Company’s ownership structure. These annual limitations may result in the expiration of NOL carryforwards prior to utilization.

The Company has approximately $491,000 of Federal R&E tax credits as of March 31, 2007, which, if not utilized, will begin to expire in the fiscal year ending March 31, 2023.

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

As of March 31, 2007, the Company is authorized to issue 100,000,000 shares of $0.001 par value common.

On July 2, 2005, the Company’s Board of Directors approved an Amended and Restated Certificate of Incorporation to effect a 2-for-3 reverse split of the Company’s common and preferred stock and directed that the Amended and Restated Certificate of Incorporation be submitted to the Company’s stockholders for approval. On July 12, 2005, the Company filed its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which rendered the reverse stock split effective. All information related to common stock, preferred stock, options and warrants to purchase preferred stock and earnings per share included in the accompanying financial statements has been retroactively adjusted to give effect to the stock split. The Amended and Restated Certificate of Incorporation also amended the number of shares of preferred and common stock authorized. The information related to number of authorized preferred and common stock has been retroactively adjusted to reflect this amendment.

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

The Company has reserved the shares of common stock for future issuance at March 31, 2007 and 2006 as follows:

	2007	2006
Stock options outstanding	668,381	542,864
Stock options available for future grants	1,043,996	1,240,789

	1,712,377	1,783,653

(c)	Stock Options and Awards

As of March 31, 2007, the Company had authorized 1,866,666 shares of common stock for issuance under the Company’s 2002 Stock Plan, 2005 Equity Incentive Plan, 2005 Non-Employee Directors Stock Option Plan and Calendar Year 2005 Executive Incentive Compensation Plan. Stock options issued generally vest at the rate of 1/5th on the first anniversary of the vesting commencement date and an additional 1/60th of the shares each month thereafter. The options also typically have a ten-year contractual term. Stock awards issued are generally fully-vested stock awards.

The following table summarizes stock option and award activity for fiscal years ended March 31, 2005 through 2007:

		Options Outstanding
	Options and Awards Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances as of March 31, 2004	790,006	409,994	$0.08
Authorized	—	—
Granted	(576,650)	576,650	$0.85
Exercised	—	(35,001)	$0.09
Cancelled	291,659	(291,659)	$0.15

Balances as of March 31, 2005	505,015	659,984	$0.72
Authorized(1)	733,332	—
Granted	(36,483)	36,483	$6.89
Exercised	—	(99,337)	$0.57
Cancelled	54,266	(54,266)	$2.06
Stock awards granted	(15,341)	—

Balances as of March 31, 2006	1,240,789	542,864	$1.02
Authorized	—	—
Granted	(275,432)	275,432	$2.82
Exercised	—	(52,167)	$0.26
Cancelled	97,748	(97,748)	$1.80
Stock awards granted	(19,109)	—

Balances as of March 31, 2007	1,043,996	668,381	$1.71

(1)	Includes 666,666 shares under the 2005 Equity Incentive Plan and 66,666 under the 2005 Non-Employee Directors’ Stock Option Plan

The weighted-average grant-date fair value of options granted during the fiscal years ended March 31 2007, 2006 and 2005 was $2.40, $10.46 and $6.13, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2007, 2006 and 2005 was $153,000, $186,000, and $34,000, respectively. As of March 31, 2007, there was $1.7 million of total unrecognized compensation cost related to nonvested stock-based compensation under the 2002 Stock Plan and 2005 Equity Incentive Plan combined; that cost is expected to be recognized over the respective vesting period.

To date, cancelled shares are a result of forfeitures rather than the expiration of options.

The following table summarizes options outstanding and exercisable as of March 31, 2007:

Options Outstanding and Exercisable
(dollars in thousands except for per share data)
Price Range	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.08	156,610		$0.08
$0.15	53,222		$0.16
$0.38	68,443		$0.38
$0.53	59,999		$0.53
$2.60	205,000		$2.60
$2.75	109,923		$4.01
$5.68	1,000		$5.68
$6.00	13,334		$6.00
$6.11	500		$6.11
$9.81	350		$9.81

	668,381	7.71	$1.71	$1,911

The following table summarizes options vested and exercisable as of March 31, 2007:

Options Vested and Exercisable
(dollars in thousands except for per share data)
Price Range	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.08	105,384		$0.08
$0.15	39,443		$0.15
$0.38	28,107		$0.38
$0.53	23,998		$0.53
$2.60	0		$0.00
$2.75	43,792		$4.44
$5.68	0		$0.00
$6.00	3,999		$6.00
$6.11	0		$0.00
$9.81	93		$9.81

	244,816	7.71	$1.05	$925

The following table summarizes the number of nonvested shares as of March 31, 2007 and 2006 and changes during the fiscal years ended March 31, 2007 and 2006:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2005	369,750	$6.10
Outstanding	534,826	$5.43
Granted	36,483	$10.46
Vested	(147,293)	$5.13
Cancelled	(54,266)	$5.07

Nonvested at March 31, 2006	369,750	$6.10
Outstanding	369,750	$6.10
Granted	275,432	$2.40
Vested	(123,869)	$5.72
Cancelled	(97,748)	$4.46

Nonvested at March 31, 2007	423,565	$3.25

Stock-based awards were measured at the fair value of the equity instruments issued using the Black-Scholes option pricing model. The fair value of stock options granted is charged to expense over the requisite period. The fair value of options vested was $708,000, $755,000 and $113,000 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.

Cash received from option exercises for the years ended March 31, 2007, 2006 and 2005 was $14,000, $57,000 and $3,000, respectively. There were no tax benefits realized for the tax deductions from the exercise of stock options and issuance of stock awards for the fiscal years ended March 31, 2007, 2006 and 2005.

(d)	Stock-based Compensation

Common Stock The Company entered into a restricted stock agreement with each of its three officers in June 2002, which placed a repurchase right on each officer’s common stock holdings, an aggregate of 6,666,666 shares of common stock that lapsed over time. The Company was entitled to repurchase the common stock held by these three officers at the original issue price upon the termination of each officer’s employment with the Company. The Company’s repurchase right lapsed as to 1/4th of the shares on June 21, 2002 and 1/48th of the shares per month thereafter through June 20, 2005. As of the fiscal year ended March 31, 2007, two of these three officers remained with the Company and none of these shares held by them remained subject to repurchase.

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

For financial accounting purposes, the imposition of repurchase restrictions on the officers’ common stock pursuant to the restricted stock agreements was treated as a contribution of capital and the reissuance of shares of restricted common stock. The Company determined the fair value of the restricted shares on the date of reissuance to be $0.75 per share based upon the contemporaneous sale of the Company’s Series A preferred stock. This fair value is recorded as stock-based compensation expense as the Company’s repurchase rights lapse. The Company recorded stock-based compensation expense related to common stock subject to repurchase of $0, $272,000 and $1.1 million during the fiscal years ended March 31, 2007, 2006 and 2005, respectively. The repurchase right lapsed in fiscal 2006.

Stock Options The Company granted options to purchase 275,432 shares, 36,483 shares and 576,650 shares of common stock during the fiscal years ended March 31, 2007, 2006 and 2005, respectively, under the Company’s 2002 Stock Plan and 2005 Equity Incentive Plan. The Company recorded stock-based compensation expense of $1.2 million, $1.1 million and $1.3 million during the fiscal years ended March 31, 2007, 2006 and 2005, respectively. The stock-based compensation expense excludes $39,000 and $127,000 which was capitalized to cost of uncompleted contracts and construction in progress, respectively, during fiscal year ended March 31, 2007. During fiscal year ended March 31, 2006, $69,000 was capitalized to cost of uncompleted contracts. No stock-based compensation expenses were capitalized to cost of uncompleted contracts or construction in progress during the fiscal year ended March 31, 2005. In addition, the Company expects to incur an aggregate of $1.7 million of future stock-based compensation expense associated with unvested stock options outstanding as of March 31, 2007 through fiscal 2012 as follows:

Fiscal Year Ending March 31,
2008	2009	2010	2011	2012	Total
(in thousands)
$ 743	$518	$368	$81	$23	$1,733

The fair value of the stock options granted is calculated using the Black-Scholes option pricing model as allowed by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). The assumptions used to estimate fair value included:

	Fiscal Years Ended March 31,
	2007	2006	2005
Risk-free interest rate	4.74% - 5.10%	3.83% - 4.55%	3.26% - 4.18%
Dividend yield	None	None	None
Expected volatility	100%	100%	100%
Expected life (in years)	6.5 - 7.5	7.5	7.5

The risk-free interest rate is based on the market yield of U.S. Treasury securities with a five year constant maturity at the time of grant. The Company has not issued any dividends to date and due to the Company’s limited operating history, a volatility of 100% was assumed. The expected life is based on the average of the vesting and expiration term. The vesting term of options granted is generally three or five years and the contractual term is generally ten years.

Stock-based compensation expense is recognized on a straight-line basis as the stock options vest. The expected forfeiture rate was 35% and 30% for fiscal 2007 and 2006, respectively. The expected forfeiture rates are applied against stock-based compensation expense, based on the Company’s historical experience.

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

In July 2006, the independent members of the Company’s board of directors, or the Independent Committee, approved the Fiscal Year 2007 Executive Incentive Compensation Plan. The Fiscal Year 2007 Executive Incentive Compensation Plan is designed to award a payment, or Incentive Payment, for performance in fiscal year 2007 to each executive officer if the Company achieves certain corporate performance targets, or Corporate Targets, as described below, as determined in the sole discretion of the Independent Committee.

Each Incentive Payment may consist of either a cash payment, a stock award pursuant to the Company’s 2005 Equity Incentive Plan, or both, at the sole discretion of the Independent Committee. The Independent Committee shall ultimately determine the amounts and the timing of the issuance of any stock awards under the 2005 Equity Incentive Plan in their sole discretion. An executive officer may receive an Incentive Payment if the Corporate Targets are achieved, as determined in the sole discretion of the Independent Committee. Only executive officers are eligible to receive Incentive Payments under the Plan.

For fiscal year 2007, each executive officer’s Incentive Payment, except for the Company’s Chief Executive Officer’s Incentive Payment, will be split among five categories of Corporate Targets as follows, as determined by the Independent Committee:

•	Business development and technical successes for Hoku Fuel Cells.

•	Business development successes for Hoku Materials.

•	Securing key supplies for Hoku Solar.

•	Increasing shareholder value.

•	Successful completion of corporate governance initiatives.

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

On February 7, 2007, the independent members determined that 100% of the incentive payments under the 2007 Plan were to be allocated to a fully-vested stock award, or a Stock Bonus, which is anticipated to be issued on the third business day following the announcement of the Company’s results for the fiscal year ended March 31, 2007. The number of shares of common stock subject to each Stock Bonus will be determined by dividing the cash value of the Stock Bonus reflected in the table above by the closing price of our common stock as reported on the NASDAQ Global Market on the anticipated issue date.

The Company granted 19,109 and 15,341 fully-vested common stock awards during fiscal 2007 and 2006, respectively, which included the awards granted to the executive officers in fiscal 2006 as described above. No awards were granted prior to the 2006 fiscal year. The Company recorded stock-based compensation expense of $840,000, which excludes $122,000 which was capitalized to construction in progress in relation to all stock awards granted during the fiscal year ended March 31, 2007. The Company recorded stock-based compensation expense of $121,000, which excludes $6,000 which was capitalized to cost of uncompleted contracts, in relation to all stock awards granted during the fiscal year ended March 31, 2006.

On April 3, 2007, the Independent Committee determined that 50% of the incentive payment under the 2007 Plan was instead to be allocated to cash and 50% was to be allocated to a Stock Bonus, as reflected in the table below:

Name	Title	Cash Payment	Cash Value of Stock Bonus
Dustin M. Shindo	Chairman of the Board of Directors, President and Chief Executive Officer	$240,000	$240,000
Karl M. Taft III	Chief Technology Officer	$67,500	$67,500
Darryl S. Nakamoto	Chief Financial Officer, Treasurer and Secretary	$45,000	$45,000
Scott B. Paul	Vice President, Business Development and General Counsel	$67,500	$67,500

The cash payment under the 2007 Plan was made on April 12, 2007.

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

(8)	Industry Segments

Operating segments are components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is made up of the Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and the Vice President of Business Development and General Counsel. The chief operating decision-making group manages the profitability, cash flows, and assets of each segment’s various product or service lines and businesses. The Company has three operating business units in two industries: Fuel Cell and Solar. The Fuel Cell industry is comprised of the fuel cell segment. The Solar industry is comprised of the PV module installation business unit (Hoku Solar) and polysilicon production business unit (Hoku Materials). A description of the products for each business unit is described in Note 1 of the Consolidated Financial Statements. Prior to fiscal 2007, only the Fuel Cell business unit existed.

	2007	2006	2005
For the fiscal year
Revenue:
Hoku Fuel Cells	$5,368	$5,505	$2,933
Hoku Solar	—	—	—
Hoku Materials	—	—	—

Total consolidated revenue:	$5,368	$5,505	$2,933

	2007	2006	2005
Income (loss) from operations:
Hoku Fuel Cells	$(1,651)	$482	$(1,076)
Hoku Solar	(1,256)	—	—
Hoku Materials	(1,159)	—	—

Total consolidated income (loss) from operations:	$(4,066)	$482	$(1,076)

The reconciliation of segment operating results to the Company’s consolidated totals was as follows for the following fiscal years ended March 31:

	2007	2006	2005
Consolidated income (loss) from operations:	$(4,066)	$482	$(1,076)
Interest and other income	1,039	594	98

Income (loss) before income taxes	(3,027)	1,076	(978)
Income tax expense (benefit)	275	(268)	(250)

Net income (loss)	$(2,752)	$1,344	$(728)

The Company allocates its assets to its business units based on the primary business units benefiting from the assets. Unallocated assets are composed primarily of cash and cash equivalents and short-term investments. Capital additions for the Hoku Materials business unit relate to construction in progress, as such, no depreciation and amortization pertains to the Hoku Materials business unit.

	2007	2006
For the fiscal year
Identifiable assets:
Hoku Fuel Cells	$1,250	$3,611
Hoku Solar	3,150	—
Hoku Materials	2,763	—
Unallocated assets	23,462	28,472

	$30,625	$32,083

Capital additions:
Hoku Fuel Cells	$180	$4,601
Hoku Solar	—	—
Hoku Materials	544	—

	$724	$4,601

Depreciation and amortization:
Hoku Fuel Cells	$221	$221
Hoku Solar	—	—
Hoku Materials	—	—

	$221	$221

(9)	Unaudited Quarterly Financial Data

	Quarters Ended
	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
	(amounts in thousands, except per share data)
Service and license revenue	$1,136	$1,136	$1,943	$1,153
Gross profit	217	158	946	874
Net income (loss)	(2,117)	(1,251)	303	313
Basic net income (loss) per share	(0.13)	(0.08)	0.02	0.02
Diluted net income (loss) per share	(0.13)	(0.08)	0.02	0.02

	March 31, 2006	December 31, 2005	September 30, 2005	June 30, 2005
Service and license revenue	$1,339	$1,727	$1,291	$1,148
Gross profit	1,098	1,378	1,071	1,004
Net income (loss)	508	202	293	341
Basic net income (loss) per share	0.03	0.01	0.02	0.05
Diluted net income (loss) per share	0.03	0.01	0.02	0.03

Quarterly and year-to-date computations of per share amounts are made independently, therefore they may differ when comparing annual per share amounts to aggregated quarterly per share amounts.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation.	S-1/A#4	333-124423	3.1	7/13/05

3.2	Amended and Restated Bylaws.	S-1	333-124423	3.4	4/28/05

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.1	Amended and Restated Rights Agreement dated December 31, 2003.	S-1	333-124423	10.1	4/28/05

10.6+	Form of Addendum to Stock Option Agreement under the 2002 Stock Plan, as amended, by and between Scott Paul and Registrant.	S-1	333-124423	10.6	4/28/05

10.7+	Form of Addendum to Stock Option Agreement under the 2002 Stock Plan, as amended, by and between each of the non-employee directors and Registrant.	S-1	333-124423	10.7	4/28/05

10.8	Form of Indemnity Agreement entered into between Registrant and each of its directors and officers.	S-1	333-124423	10.8	4/28/05

10.9+	2002 Stock Plan, as amended.	S-1	333-124423	10.9	4/28/05

10.10+	Form of Stock Option Agreement under the 2002 Stock Plan, as amended.	S-1	333-124423	10.10	4/28/05

10.11+	2005 Equity Incentive Plan.	8-K	000-51458	10.11	9/13/06

10.12+	Form of Stock Option Agreement under the 2005 Equity Incentive Plan.	8-K	000-51458	10.12	9/13/06

10.13+	2005 Non-Employee Directors’ Stock Option Plan.	S-1/A#4	333-124423	10.13	7/13/05

10.14+	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan.	S-1/A#4	333-124423	10.14	7/13/05

10.15	2153 King Street Lease, dated January 1, 2003, by and between Dreal Hawaii, LLC and Registrant.	S-1	333-124423	10.15	4/28/05

10.16	Letter Agreement for Modification of the 2153 King Street Lease, dated April 9, 2003, by and between Dreal Hawaii, LLC and Registrant.	S-1	333-124423	10.16	4/28/05

10.17†	MEA Engineering Agreement, dated September 1, 2004, by and between Nissan Motor Co., Ltd. and Registrant.	S-1/A#7	333-124423	10.17	8/3/05

10.18†	Membrane & MEA Purchase Agreement, dated September 1, 2004, by and between Nissan Motor Co., Ltd. and Registrant.	S-1/A#7	333-124423	10.18	8/3/05

10.19†	Collaboration Agreement, dated March 22, 2005, by and between Nissan Motor Co., Ltd. and Registrant.	S-1/A#7	333-124423	10.19	8/3/05

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.20	Solicitation, Offer and Award, dated March 7, 2005, by and between the U.S. Navy, Naval Air Warfare Center Weapons Division and Registrant.	S-1/A#5	333-124423	10.20	7/26/05

10.21†	Agreement (Subcontract No. USN-001), dated April 7, 2005, by and between IdaTech, LLC and Registrant.	S-1	333-124423	10.21	4/28/05

10.22†	Agreement, dated March 17, 2003, by and between Sanyo Electric Co., Ltd. and Registrant	S-1/A#7	333-124423	10.22	8/3/05

10.23†	Amendment to the Agreement dated March 17, 2003 by and between Sanyo Electric Co., Ltd. and Registrant dated September 30, 2004.	S-1/A#7	333-124423	10.23	8/3/05

10.24†	Membrane Testing Agreement, dated March 19, 2004, by and between Nissan Motor Co., Ltd. and Registrant.	S-1/A#6	333-124423	10.24	8/3/05

10.25†	Amendment No. 1 to Membrane Testing Agreement, dated May 17, 2004, by and between Nissan Motor Co., Ltd. and Registrant.	S-1/A#6	333-124423	10.25	6/23/05

10.27	Amendment of Solicitation/Modification of Contract, dated September 30, 2005, by and between the U.S. Navy, Naval Air Warfare Center Weapons Division and Hoku Scientific, Inc.	8-K	000-51458	10.30	10/5/05

10.28†	Step 3 Collaboration Agreement, dated February 13, 2006, by and between Nissan Motor Company, Ltd., and Hoku Scientific, Inc.	10-Q	000-51458	10.31	2/14/06

10.29†	Material Transfer & Collaborative Testing Agreement, dated December 5, 2005, by and between Sanyo Electric Company, Ltd., and Hoku Scientific, Inc.	10-Q	000-51458	10.32	2/14/06

10.31	Amendment of Solicitation/Modification of Contract, dated March 2, 2006, by and between the U.S. Navy, Naval Air Warfare Center Weapons Division and Hoku Scientific, Inc.	10-K	000-51458	10.31	6/29/06

10.32	Amendment No. 1 to Agreement (Subcontract No. USN-001.01), dated March 7, 2006, by and between IdaTech, LLC and Registrant.	10-K	000-51458	10.32	6/29/06

10.33	Fiscal Year 2007 Executive Incentive Compensation Plan	8-K	000-51458	10.33	7/20/06

10.34	Consulting Agreement, dated August 20, 2006, by and between Paul Yonamine and Hoku Scientific, Inc.	10-Q	000-51458	10.34	11/6/06

10.35†	Swiss Wafer AG agreement, dated October 14, 2006.	10-Q	000-51458	10.35	2/14/07

10.36†	Purchase agreement, dated October 23, 2006, by and between E-Ton Solar Tech Co., Ltd and Hoku Scientific, Inc.	10-Q	000-51458	10.36	2/14/07

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.37†	Purchase and Sale Agreement, dated October 13, 2006, by and between Spire Corporation and Hoku Scientific, Inc.	10-Q	000-51458	10.37	2/14/07

10.38	Ground Lease, dated March 22, 2007, by and between Hoku Materials, Inc. and The City of Pocatello.	8-K	000-51458	10.38	3/28/07

10.39	Credit Agreement, dated March 23, 2007, by and between Hoku Materials, Inc. and Bank of Hawaii.	8-K	000-51458	10.39	3/29/07

10.40†	Pledge and Security Agreement, dated March 23, 2007, by and between Hoku Materials, Inc. and Bank of Hawaii.	8-K	000-51458	10.40	3/29/07

10.41	Amendment No. 1 to Purchase and Sale Agreement, dated October 13, 2006, by and Spire Corporation and Hoku Scientific, Inc.	8-K	000-51458	10.41	6/20/07

10.42†	Supply Agreement , dated January 17, 2007, by and between Sanyo Electric Company, Ltd. and Hoku Scientific, Inc.					*

10.43†	Contract dated January 21, 2007 by and between GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. and Hoku Scientific, Inc.					*

10.44	Amendment No. 1 of Supply Agreement, dated May 26, 2007, by and between Sanyo Electric Company, Ltd. and Hoku Scientific, Inc.					*

10.45	Amendment No. 1 to Contract, dated May 29, 2007, by and between Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. and Hoku Scientific, Inc.					*

16.1	Letter regarding Change in Certifying Accountant pursuant to Item 304(a)(3) of Regulation S-K.	8-K	000-51458	16.1	12/28/05

23.1	Consent of independent registered public accounting firm.					*

23.2	Consent of independent registered public accounting firm.					*

24.1	Power of Attorney (included in signature page).					*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					*

31.2	Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					*

32.1#	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.					*

32.2#	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.					*

†	Confidential treatment has been granted for portions of this exhibit. These portions have been omitted from this Annual Report on Form 10-K and have been filed separately with the Securities and Exchange Commission.
+	Management contract, compensatory plan or arrangement.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.