Form 10-Q
period 2007-06-30
HOKU SCIENTIFIC INC
filed 2007-08-06
CIK 1178336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Common Stock, par value $0.001 per share, outstanding as of July 31, 2007: 16,800,956

HOKU SCIENTIFIC, INC.

FORM 10-Q

For the Quarterly Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HOKU SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	June 30, 2007 (unaudited)	March 31, 2007
Assets
Cash and cash equivalents	$6,610	$2,567
Short-term investments	9,800	17,389
Accounts receivable	511	377
Inventory	2,385	2,385
Costs of uncompleted contracts	32	698
Equipment held for sale	1,852	74
Other current assets	334	537

Total current assets	21,524	24,027
Restricted cash equivalents	5,316	—
Property, plant and equipment, net	6,674	5,795
Other assets	4,325	803

Total assets	$37,839	$30,625

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	415	653
Deferred revenue	178	990
Other current liabilities	740	1,488

Total current liabilities	1,333	3,131
Note payable	5,050	—
Deposits	6,000	2,000

Total liabilities	12,383	5,131

Stockholders’ equity:
Common stock, $0.001 par value as of June 30, 2007 and March 31, 2007, respectively. Authorized 100,000,000 shares as of June 30, 2007 and March 31, 2007, respectively; issued and outstanding 16,789,856 and 16,503,931 shares as of June 30, 2007 and March 31, 2007, respectively	17	17

Additional paid-in capital	34,008	33,396

Accumulated deficit	(8,567)	(7,914)

Accumulated other comprehensive loss	(2)	(5)

Total stockholders’ equity	25,456	25,494

Total liabilities and stockholders’ equity	$37,839	$30,625

See accompanying notes to consolidated financial statements.

HOKU SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,
	2007	2006
Service and license revenue	$1,098	$1,153
Cost of service and license revenue(1)	758	279

Gross margin	$340	$874
Operating expenses:
Selling, general and administrative(1)	1,168	725
Research and development(1)	43	274

Total operating expenses	1,211	999

Loss from operations	(871)	(125)
Interest and other income	218	271

Income (loss) before income tax benefit	(653)	146
Income tax benefit	—	(167)

Net income (loss)	$(653)	$313

Basic net income (loss) per share	$(0.04)	$0.02

Diluted net income (loss) per share	$(0.04)	$0.02

Shares used in computing basic net income (loss) per share	16,541,166	16,436,338

Shares used in computing diluted net income (loss) per share	16,541,166	16,436,338

(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$30	$15
Selling, general and administrative	247	130
Research and development	36	23

Total	$313	$168

See accompanying notes to consolidated financial statements.

HOKU SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(653)	$313
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	63	63
Impairment of equipment held for sale	79	—
Disposal of property plant and equipment and equipment held for sale	70	—
Stock-based compensation	588	183
Changes in operating assets and liabilities:
Accounts receivable	(134)	(60)
Costs of uncompleted contracts	666	(595)
Inventory	—	(23)
Equipment held for sale	(1,867)	—
Other current assets	203	(69)
Other assets	(3,522)	1
Accounts payable and accrued expenses	(238)	(241)
Deferred revenue	(812)	(845)
Other current liabilities	(748)	84
Deposits	4,000	—

Net cash used in operating activities	(2,305)	(1,189)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	11,592	1,131
Increase in restricted cash	(5,316)	—
Purchases of short-term investments	(4,000)	—
Acquisition of property and equipment	(1,002)	—

Net cash provided by investing activities	1,274	1,131

Cash flows from financing activities:
Proceeds from note payable	5,050	—
Exercise of common stock options	24	1

Net cash provided by financing activities	5,074	1

Net increase (decrease) in cash and cash equivalents	4,043	(57)
Cash and cash equivalents at beginning of period	2,567	166

Cash and cash equivalents at end of period	$6,610	$109

Supplemental disclosure of non-cash investing activities:
Acquisition of property and equipment	$127	$—

See accompanying notes to consolidated financial statements.

HOKU SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices

(a) Description of Business

Hoku Scientific, Inc. is a materials science company focused on clean energy technologies. The Company was incorporated in Hawaii in March 2001, as Pacific Energy Group, Inc. In July 2001, the Company changed its name to Hoku Scientific, Inc. In December 2004, the Company was reincorporated in Delaware. In August 2005, the Company completed the move of its principal offices and all operations to a new approximately 14,000 square foot facility located in Kapolei, Hawaii.

The Company has historically focused its efforts on the design and development of fuel cell technologies, including Hoku membrane electrode assemblies, or MEAs, and Hoku Membranes. In May 2006, the Company announced its plans to form a photovoltaic, or PV, module business, and its plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, to complement its fuel cell business. The Company has reorganized its business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells. In February and March 2007, the Company incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly-owned subsidiaries to operate its polysilicon and solar businesses, respectively.

Hoku Materials

In February 2007, in order to ensure an adequate supply of polysilicon for Hoku Solar’s modules, the Company incorporated Hoku Materials to manufacture this key material for consumption by Hoku Solar and for sale to the larger solar market. The Company planned to build and equip a polysilicon production facility capable of producing 2,000 metric tons of polysilicon per year in Pocatello, Idaho. In March 2007, the Company entered into a 99-year ground lease with the City of Pocatello, Idaho, for approximately 67 acres of land. The Company intends to finance the construction of these facilities through a combination of debt financing and pre-payments from customers. The Company commenced construction in May 2007 and anticipates the availability of polysilicon beginning in the first half of calendar year 2009.

In January 2007, the Company entered into an agreement with Sanyo Electric Company, Ltd., or Sanyo, to provide Sanyo with $370 million of polysilicon sales over a seven year period, and Sanyo advanced to the Company $2 million and deposited an additional $109 million into an escrow account at Bank of Hawaii to be released to the Company upon achievement of certain polysilicon production and quality milestones.

In May 2007, the City of Pocatello approved an ordinance that would provide the Company with tax incentives related to the infrastructure necessary for the completion of its planned polysilicon plant. The Company would receive up to $25.9 million in real property tax reimbursements for infrastructure improvements and up to $17 million in real property tax reimbursements based on employment numbers.

In June 2007, the Company entered into an agreement with Suntech Power Holdings Co., Ltd., or Suntech, to provide Suntech with up to $678 million of polysilicon sales over a ten year period, and Suntech advanced to the Company $2 million and will make additional prepayments for products in the amount of $45 million in installments upon achievement of certain polysilicon production and quality milestones. Suntech was required to deliver a $45 million letter of credit on June 20, 2007, five business days after signing the agreement. The Company could terminate the agreement as it has not received the letter of credit; however is working with Suntech towards receiving it. The contract also includes a provision that allows for either party to cancel years 8 through 10 of delivery for any reason. Such cancellation notice must be delivered to the other party prior to the end of the fourth year of delivery under the agreement.

In June 2007, the Company entered into an agreement with Global Expertise Wafer Division, or GEWD, a wholly-owned subsidiary of Solar-Fabrik, to provide GEWD with up to $185 million of polysilicon sales over a seven year period, and GEWD advanced to the Company $2 million and will make additional prepayments for products in the amount of $51 million in installments upon achievement of certain polysilicon production and quality milestones.

As security for GEWD’s $51 million prepayment obligation, GEWD’s prepayment amount is backed by a $25 million letter of credit issued to the Company by Dresdner Bank AG. GEWD is required to deliver an additional $26 million bank letter of credit to the Company on or before September 30, 2007. If GEWD does not provide the additional $26 million letter of credit on or before September 30, 2007, then the Company may reduce the predetermined volume of polysilicon and increase the predetermined price under the agreement.

Due to the polysilicon supply agreements that the Company has agreed to, the Company plans on increasing the size of its polysilicon production facility by up to 1,000 metric tons of annual capacity. The increase will result in an increase in total construction costs; however the estimated total construction cost has not been determined at this time. The Company’s contracts with Sanyo, Suntech and GEWD provide for an aggregate of $211 million in advances to the Company to contribute to the financing of the construction, subject to the Company’s achievement of various polysilicon production and quality milestones. To complete the construction financing, the Company intends to raise the remaining construction costs through a combination of debt financing and pre-payments from customers. However, there are no assurances that the Company will be able to obtain the necessary financing on satisfactory terms, or at all. In addition, the Company believes it can purchase solar modules at a lower price than the cost to manufacture its own brand of modules. As a result, the Company no longer plans to supply Hoku Solar with polysilicon for modules.

During the three months ended June 30, 2007, Hoku Materials incurred $554,000 in expenses, which mainly consist of payroll, travel expenses, insurance and professional fees. In addition, as of June 30, 2007, Hoku Materials had incurred $1.5 million related to services for the construction of the Idaho plant and $4.3 million related to equipment deposits for the Idaho plant.

Hoku Solar

In March 2007, the Company incorporated Hoku Solar to assemble and install PV modules. In June 2007, the Company announced its strategy to focus on the sale of turnkey PV system installations, and related services, and its plan to not enter the solar module manufacturing business. In connection with this focused strategy, the Company announced its intention to resell the 15 megawatt, or MW, per year module production line that it purchased from Spire Corporation for an aggregate purchase price of approximately $1.9 million. As a result, the Company is canceling its plans to install the solar module manufacturing equipment in Hawaii, and to construct a facility capable of producing 30 MW of solar modules per year in Pocatello, Idaho. In June 2007, the Company took delivery of the solar module manufacturing equipment and recorded a write-down of the equipment of $67,000. In July 2007, the Company sold the equipment for $1.8 million.

The Company also plans to resell the $2.8 million of solar cells that it purchased from E-Ton Solar Tech Co., Ltd. in October 2006. In March 2007, the Company recorded a write-down of the solar cells of $379,000. The Company plans to continue to market, sell and install turnkey photovoltaic systems, but will use modules purchased from third party suppliers, which the Company believes it can purchase at a lower price than the cost to manufacture its own brand of modules. Furthermore, due to the change in its business strategy to not manufacture solar modules along with the downsizing of its fuel cell business, the Company is exploring the sale of its land and facility in Kapolei, Hawaii and the relocation to a smaller leased warehouse and office space on Oahu, Hawaii.

During the three months ended June 30, 2007, Hoku Solar incurred $555,000 in expenses, which mainly consist of payroll expenses, including stock-based compensation, professional fees, the impairment related to the solar module equipment and depreciation.

Hoku Fuel Cells

The Company operates its fuel cell business under the name Hoku Fuel Cells, which has designed, developed and manufactured MEAs for proton exchange membrane, or PEM, fuel cells. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, the Company’s customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and the

Company has not sold any products commercially. The Company’s fuel cell business is currently limited to servicing its contract with the U.S. Navy, and maintaining a limited number of other testing arrangements. The Company has significantly scaled-back its expenditures and investments in Hoku Fuel Cells, and intends to focus increasingly on Hoku Materials and Hoku Solar.

To date, the Company has received research grants from various government agencies and has also generated revenue by performing certain testing and engineering services on the application of its MEA and membrane products in certain fuel cell applications and by licensing these products for testing and evaluation.

During the three months ended June 30, 2007, Hoku Fuel Cells incurred $102,000 in expenses, which mainly consist of stock-based compensation, professional fees and insurance.

(b) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2007, its results of operations for the three months ended June 30, 2007 and 2006, and its cash flows for the three months ended June 30, 2007 and 2006. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period. These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended March 31, 2007 contained in the Company’s Annual Report on Form 10-K. The Company’s fiscal year ends on March 31. The Company designates its fiscal year by the year in which that fiscal year ends; e.g., fiscal year 2007 refers to the fiscal year ended March 31, 2007.

(c) Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable, the carrying amounts of property, plant and equipment and inventory, income taxes and the valuation of deferred tax assets and stock options. These estimates are based on historical facts and various other assumptions that the Company believes are reasonable.

(d) Concentration of Credit Risk

Significant customers represent those customers that account for more than 10% of the Company’s total revenue or accounts receivable. Revenue and revenue as a percentage of total revenue and accounts receivable and accounts receivable as a percentage of total accounts receivable for significant customers were as follows:

	Revenue
	Three months ended June 30,
	2007		2006
Customer	$	%	$	%
U.S. Navy – Naval Air Warfare Center Weapons Division	1,098	100	38	3
Nissan	—	—	992	86

	Accounts Receivable
	June 30, 2007		March 31, 2007
Customer	$	%	$	%
U.S. Navy – Naval Air Warfare Center Weapons Division	511	100	377	100

The primary location of business for Nissan and Sanyo is Japan and for the U.S. Navy—Naval Air Warfare Center Weapons Division is the United States. All contracts are denominated in U.S. dollars.

(e) Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, or SFAS 157, Fair Value Measurements. This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This standard is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. While the Company is currently evaluating the provisions of SFAS 157, the Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, or SFAS 159. This new standard permits companies to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. This standard is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS 159, the Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

(f) Revenue Recognition

The Company currently recognizes revenue through service and license agreements and plans to expand the type of revenue recognized through the sale of polysilicon and PV system installations and the sale of electricity. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the service or product has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

Polysilicon and PV Systems Installations Revenue Recognition. Revenue from polysilicon and PV system installations will be recorded when the title to the product and risk of loss passes to third parties and when collection is reasonably assured. Revenue from the sale of electricity will be recorded when the title to the product and risk of loss passes to the third party and when collection is reasonably assured.

Hoku Fuel Cell Revenue Recognition. For arrangements that do not fall within the scope of higher-level authoritative literature, the Company recognizes revenue under Staff Accounting Bulletin No. 104, Revenue Recognition, when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectibility of the arrangement fee is reasonably assured.

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

Pursuant to the contract, the Company manufactured 11 fuel cell power plants for delivery to the U.S. Navy. The U.S. Navy officially accepted the 11 fuel cell power plants and commenced demonstration of 10 of these fuel cell power plants at Pearl Harbor, Hawaii. The aggregate amount of the contract is $4.5 million, of which $178,000 has been classified as deferred revenue as of June 30, 2007. As of June 30, 2007, the Company has received $4.0 million in payments and completed the demonstration of 1 of the fuel cell power plants. The Company received an additional $232,000 in payments from the U.S. Navy in July 2007. The Company recognized $1.1 million and $38,000 in revenue during the three months ended June 30, 2007 and 2006, respectively, and expects that the contract will be completed by August 2007.

Nissan Motor Co., Ltd.

In January 2006, the Company entered into a Step 3 Collaboration contract with Nissan to further develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. The Company provided work pursuant to the Step 3 Collaboration contract between January 1, 2006 and September 30, 2006. The Company expects that its Step 3 Contract with Nissan, which ended on September 30, 2006, will be its final engineering service contract with Nissan. Nissan has not purchased any additional products for testing. At this time, the Company does not believe it will receive any meaningful revenue from Nissan in the foreseeable future. In addition, Nissan may require additional testing of Hoku Membrane and Hoku MEA products before purchasing commercial quantities of the Company’s products. The Company cannot predict when such sales will occur, if at all.

Sanyo Electric Co., Ltd.

In December 2005, the Company entered into a material transfer and collaborative testing agreement with Sanyo, or the Testing Agreement, to allow Sanyo to conduct additional testing of newer versions of Hoku Membrane and Hoku MEA products. The Company also agreed to collaborate with Sanyo on the testing of the Company’s products. The Company expects that its Testing Agreement with Sanyo, which ended in July 2006, will be its final engineering service contract with Sanyo. Sanyo has not purchased any additional products for testing. At this time, the Company does not believe it will receive any meaningful revenue from Sanyo in the foreseeable future. In addition, Sanyo may require additional testing of Hoku Membrane and Hoku MEA products before purchasing commercial quantities of the Company’s products. The Company cannot predict when such sales will occur, if at all.

(g) Accounting for the Impairment or Disposal of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal for Long-Lived Assets, the Company evaluates the carrying value of its long-lived assets whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. Based on a fuel cell conference that the Company attended, the Company believes that future revenue opportunities for the fuel cell business unit are uncertain and believes that the fuel cell industry as a whole is experiencing similar challenges in sustaining future revenue. As a result, in December 2006, the Company recorded an aggregate write-down of equipment and inventory used by Hoku Fuel Cells of $729,000 and $56,000, respectively, and in March 2007, recorded a further write-down of equipment used in the fuel cell business unit of $200,000. In March 2007, the Company recorded a write-down of its solar cell inventory of $379,000 to reflect the lower of cost or market and in June 2007, it recorded a write-down of its solar module production equipment of $67,000. In assessing the recoverability of its long-lived assets, the Company compared the carrying value to the undiscounted future cash flows the assets are expected to generate. As the total of the undiscounted future cash flows was less than the carrying amount of the assets, the Company wrote down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value was determined based on discussions with third-party equipment and inventory providers.

As a result of the downsizing of its fuel cell business, and the change in business strategy to not manufacture solar modules, the Company is exploring the potential sale of its land and facility in Kapolei, and the relocation to a smaller leased warehouse and office space on Oahu, Hawaii. As the Company has not exited any business and is only exploring the possibility of the sale of the land and facility, there are no impairments to be recorded in accordance with SFAS No. 144.

(2) Inventory

Inventory is stated at the lower of average cost or market and consists of raw materials, work-in-progress and finished goods in accordance with Statement of Financial Accounting Standards No. 151, or SFAS No. 151, Inventory Costs.

In fiscal 2007, the Company scaled-back its expenditures and investments in Hoku Fuel Cells, and has focused increasingly on Hoku Solar and Hoku Materials. As a result, in December 2006, the Company recorded an aggregate write-down of inventory used in the fuel cell business of $56,000.

In March 2007, the Company determined that the cost of its solar inventory exceeded market value. Accordingly, the Company recorded a write-down of $379,000. In June 2007, the Company shifted its strategy to focus on the sale of turnkey PV system installations, and related services, and not enter the solar module manufacturing business. In connection with this focused strategy, the Company intends to resell the solar cells included in inventory as of June 30, 2007.

As of June 30, 2007 and March 31, 2007, all of the inventory consisted of raw materials related to the Company’s Hoku Solar division.

(3) Property, Plant and Equipment

As of June 30, 2007 and March 31, 2007, respectively, property, plant and equipment consisted of the following:

	June 30, 2007	March 31, 2007
	(in thousands)
Building	$3,830	$3,830
Construction in progress	1,499	544
Land	1,366	1,366
Production equipment	176	178
Office equipment and furniture	87	87
Automobile	64	16
Trade show booth	—	70
Research equipment	—	2

	7,022	6,093
Less accumulated depreciation and amortization	(348)	(298)

Property, plant and equipment, net	$6,674	$5,795

Based on discussions with potential customers during fiscal 2007, the Company determined that the potential for future fuel cell sales and revenue opportunities were uncertain. The Company believes that its competitors are experiencing similar challenges specifically in sustaining future revenue. As a result, the Company decided to further scale-back its fuel cell operations by reducing its work force and placing equipment for sale that were previously held for use. Based on discussions with potential buyers to determine the value of the equipment, the Company incurred an equipment write down of $729,000 and reclassified certain equipment as equipment held for sale as of December 31, 2006. In March 2007, the Company recorded a further write down of equipment used in the fuel cell business of $200,000 due to lack of market response. In March 2007, the Company also reclassified certain equipment previously held for sale as held for use based on the lack of market response. The Company expects to sell all equipment held for sale over the next 12 months from December 31, 2006, when the Company initially classified the equipment as held for sale. In April 2007, the Company sold a test station for $29,000. In June 2007, the Company recorded a further write down of equipment used in the fuel cell business of $12,000 as it believes it can sell the equipment at the revised cost.

In January 2007, the Company announced its selection of the city of Pocatello, Idaho as the planned location for Hoku Materials. In March 2007, the Company entered into a 99-year ground lease with the City of Pocatello for approximately 67 acres of land in Pocatello, Idaho. The annual rent for the ground lease is fixed at one dollar per-year until the expiration of the lease on December 31, 2106.

In addition to this 67-acre lease, the Company and the City of Pocatello have signed a separate agreement granting the Company an option to lease an additional 450 acres of land owned by the City of Pocatello, which the Company may use for future expansion. The terms of any future lease will be subject to good faith negotiations between the City of Pocatello and the Company.

In March 2007, the Company entered into a lease for approximately 1,200 square feet of office space in Pocatello, Idaho. The lease expires on September 30, 2007 and at this time the Company expects to extend the lease on a month-to-month basis. The Company expects to have temporary office space until it relocates to the leased land in Pocatello, Idaho where it plans to build and equip a polysilicon production facility capable of producing up to 3,000 metric tons of polysilicon per year.

In June 2007, the Company announced its strategy to focus on the sale of turnkey PV system installations, and related services, and its plan to exit the solar module manufacturing business. In connection with this focused strategy, the Company announced its intention to resell the 15 megawatt per year module production line that it had agreed to purchase from Spire Corporation. In June 2007, the parties amended their agreement to reduce the total purchase price by $125,000 for an aggregate purchase price of $1.9 million, and to eliminate Spire Corporation’s obligation to provide installation and training services to the Company. In June 2007, the Company took delivery of the solar module manufacturing equipment and recorded a write-down of the equipment of $67,000 in order to reflect the lower of cost or market value of the equipment. In July 2007, the Company sold the equipment for $1.8 million.

In June 2007, due to the Company’s downsizing of its fuel cell business along with the change in its business strategy to not manufacture solar modules, the Company began exploring the sale of its land and facility in Kapolei, Hawaii and the relocation to a smaller leased warehouse and office space on Oahu, Hawaii.

As of June 30, 2007, the Company had no physical assets located outside of the United States, except for certain solar module manufacturing equipment that is located in Okazaki, Japan and was subsequently sold in July 2007. As of March 31, 2007, the Company had no physical assets located outside of the United States.

(4) Note Payable and Restricted Cash

In March 2007, the Company entered into a credit facility of up to $13.0 million with Bank of Hawaii. Loans under the credit facility will bear interest, dependent upon the Company’s election at the time of the advance, at either: (1) a floating rate per annum equal to the sum of the primary index rate established from time to time by the Bank of Hawaii minus 1.25%, or (2) a rate per annum equal to the sum of LIBOR for such LIBOR interest period plus 0.50%. Loans under the credit facility are secured by a first priority security interest in Hoku Materials’ cash, cash equivalents, short-term investments and marketable securities contained in an account at Piper Jaffray, a third-party investment bank. As of June 30, 2007, the aggregate amount in the Hoku Materials’ account with Piper Jaffray was $5.3 million consisting of cash equivalent securities. The Company considers the entire Hoku Materials’ balance as restricted cash pursuant to the terms of the credit facility. In addition, Hoku Materials must maintain a loan-to-value ratio between 70% to 95% dependent upon the collateral type in such account. Hoku Scientific and Hoku Materials are also subject to certain financial and operational covenants, including maintaining an effective tangible net worth of not less than $20.0 million. Effective tangible net worth is defined as GAAP net worth, less intangible assets. As of June 30, 2007, Hoku Scientific and Hoku Materials were in compliance with the covenants of the credit facility. In August 2007, the Company amended the maturity date of the credit facility to March 31, 2008 from September 23, 2007.

The Company plans to use these funds to finance, in part, certain expenses related to our polysilicon production facility in Pocatello, Idaho. In May 2007, the Company borrowed $4.4 million and paid Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, $4.2 million for the initial deposit of 15% for hydrogen reduction reactors capable of producing 2,000 metric tons of polysilicon per year. The balance of $200,000 was paid to various vendors for services related to the construction of our polysilicon plant. The payment of this initial deposit begins the 15 month delivery deadline for equipment capable of producing 1,500 metric tons of polysilicon per year with the equipment for an additional 500 metric tons per year being delivered within three months after the first delivery. In June 2007, the Company borrowed $608,000 and paid Idaho Power Company $458,500 and the balance of $149,500 was paid to a vendor for services related to the construction of its polysilicon plant. In July 2007, the Company borrowed $237,000 and paid to various vendors for services related to the construction of its polysilicon plant. As of July 31, 2007, the Company has borrowed an aggregate $5.3 million against the credit facility.

(5) Stockholders’ Equity

Changes in stockholders’ equity were as follows for the three months ended June 30, 2007 (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
Balance as of March 31, 2007	$17	$33,396	$(7,914)	$(5)	$25,494	$(1,366)
Net loss	—	—	(653)	—	(653)	(653)

Stock-based compensation	—	186	—	—	186	—
Exercise of common stock options	—	24	—	—	24	—
Grants of stock awards	—	402	—	—	402	—
Change in unrealized gain on investments	—	—	—	3	3	3

Balance as of June 30, 2007	$17	$34,008	$(8,567)	$(2)	$25,456	$(2,016)

(6) Income Taxes

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

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company also records a valuation allowance to reduce deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company continues to provide a valuation allowance against its net deferred tax assets as of June 30, 2007.

The Company believes it will qualify as a “Hawaii Qualified High Technology Business,” which provides potential tax credits to its investors as well as certain tax credits to the Company for qualified research and experimentation, or R&E costs, for the calendar year ending December 31, 2007. The Company qualified as a “Hawaii Qualified High Technology Business” during the three months ended June 30, 2006 through its approved qualification for calendar year 2006. However, as the Company has scaled back expenditures in its fuel cell activities, the Company did not record a credit in the three months ended June 30, 2007. Furthermore, in the future, as the Company further scales back its research and experimentation activities, the Company may not record any additional tax credits through this program.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on April 1, 2007. The adoption of this interpretation did not have a material impact on its consolidated financial statements.

(7) Net Income (Loss) per Share

Basic earnings per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding and not subject to repurchase during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding, and the dilutive potential common equivalent shares outstanding during the period. Dilutive potential common equivalent shares consist of dilutive shares of common stock subject to repurchase and dilutive shares of common stock issuable upon the exercise of outstanding options to purchase common stock, computed using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share, including the reconciliation of the denominator used in the computation of basic and diluted net income (loss) per share:

	Three Months Ended June 30,
	2007	2006
	(in thousands, except per share data)
Numerator:
Net income (loss)	$(653)	$313
Denominator:
Weighted average shares of common stock (basic)	16,541,166	16,436,338
Effect of Dilutive Securities

Add:
Weighted average stock options	—	—

Weighted average shares of common stock (diluted)	16,541,166	16,436,338

Basic net income (loss) per share	$(0.04)	$0.02

Diluted net income (loss) per share	$(0.04)	$0.02

The basic weighted average shares of common stock for the three months ended June 30, 2007 excludes unvested restricted shares of common stock from the computation of basic net loss per share.

As of June 30, 2007, potential dilutive securities included options to purchase 312,308 shares of common stock at prices ranging from $0.075 to $5.68 per share. During the three months ended June 30, 2007, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share, primarily due to the Company’s net loss for the period. As of June 30, 2006, potential dilutive securities included options to purchase 1,000 shares of common stock at prices ranging from $6.11 to $6.70 per share. During the three months ended June 30, 2006, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net income per share, primarily due to a decline in average market value per share.

(8) Stock-based Compensation

Stock Options. The Company did not grant any options to purchase shares of common stock during the three months ended June 30, 2007. The Company recorded stock-based compensation expense of $173,000 and $162,000 during the three months ended June 30, 2007 and 2006, respectively, which resulted from the continued recognition of previously granted awards. The stock-based compensation expense excludes $5,000 and $14,000 for the three months ended June 30, 2007 and 2006, respectively, which were capitalized to cost of uncompleted contracts. In addition, stock-based compensation expense exclude $8,000 for the three months ended June 30, 2007 which was capitalized as construction in progress. No stock-based compensation expenses were capitalized to construction in progress for the three months ended June 30, 2006. The Company expects to incur an aggregate of $1.5 million of future stock-based compensation expense associated with unvested stock options outstanding as of June 30, 2007 through June 30, 2012.

The fair value of the stock options granted is calculated using the Black-Scholes option pricing model as allowed by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). The assumptions used to estimate fair value included:

	Three Months Ended June 30,
	2007	2006
Risk-free interest rate	(1)	4.85% - 4.99%
Dividend yield	(1)	None
Expected volatility	(1)	100%
Expected life (in years)	(1)	7.5

(1)	Not applicable. No options were granted during the three months ended June 30, 2007.

Stock-based compensation expense is recognized on a straight-line basis as the stock options vest. There was no applicable forfeiture rate for the quarter ended June 30, 2007 since no options were granted during the quarter. The expected forfeiture rate for the three months ended June 30, 2006 was 35%. The expected forfeiture rates are applied against stock-based compensation expense, based on the Company’s historical experience.

Stock Awards. The Company granted 66,705 and 2,109 fully-vested shares of common stock during the three months ended June 30, 2007 and 2006, respectively. The fully-vested shares granted during the three months ended June 30, 2007 related to the Fiscal 2007 Executive Incentive Compensation Plan and, as such, no expense was recorded during the current quarter since the expense was recognized in fiscal 2007. During the three months ended June 30, 2006, the Company recorded stock-based compensation expense of $6,000 which excludes $1,000 that was capitalized to cost of uncompleted contracts.

Restricted Stock Awards. The Company granted 200,000 restricted shares of common stock during the three months ended June 30, 2007 and recognized approximately $109,000 in stock-based compensation expense. During the three months ended June 30, 2006, no restricted stock awards were granted.

(9) Short-Term Investments

The available-for-sale securities as of June 30, 2007 and March 31, 2007 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses Less Than 12 Months
					Count	Fair Value	Amount
As of June 30, 2007
Commercial paper	$4,491	$—	$(1)	$4,490	6	$4,490	$(1)
Government bonds	5,311	—	(1)	5,310	5	5,310	(1)

Total short-term investments	$9,802	$—	$(2)	$9,800	11	$9,800	$(2)

As of March 31, 2007
Commercial paper	$4,511	$—	$(4)	$4,507	4	$4,507	$(4)
Government bonds	12,883	—	(1)	12,882	12	12,882	(1)

Total short-term investments	$17,394	$—	$(5)	$17,389	16	$17,389	$(5)

(10) Operating Segments

Operating segments are components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is made up of the Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and the Vice President of Business Development and General Counsel. The chief operating decision-making group manages the profitability, cash flows, and assets of each segment’s various product or service lines and businesses. The Company has three operating business units in two industries: Fuel Cell and Solar. The Fuel Cell industry is comprised of the fuel cell business unit. The Solar industry is comprised of the PV module installation business unit (Hoku Solar) and polysilicon production business unit (Hoku Materials). A description of the products for each business unit is described in Note 1 of the Consolidated Financial Statements. During the three months ended June 30, 2006, Hoku Solar and Hoku Materials were not considered business units since activity was not material.

	Three Months Ended June 30,
	2007	2006
Revenue:
Hoku Fuel Cells	$1,098	$1,153
Hoku Solar	—	—
Hoku Materials	—	—

Total consolidated revenue	$1,098	$1,153

	Three Months Ended June 30,
	2007	2006
Income (loss) from operations:
Hoku Fuel Cells	$238	$(109)
Hoku Solar	(555)	(16)
Hoku Materials	(554)	—

Total consolidated loss from operations	$(871)	$(125)

The reconciliation of segment operating results to the Company’s consolidated totals was as follows:

	Three Months Ended June 30,
	2007	2006
Consolidated loss from operations	$(871)	$(125)
Interest and other income	218	271

Income (loss) before income taxes	(653)	146
Income tax benefit	—	(167)

Net income (loss)	$(653)	$313

The Company allocates its assets to its business units based on the primary business units benefiting from the assets.

	June 30, 2007	March 31, 2007
Identifiable assets:
Hoku Fuel Cells	$665	$1,250
Hoku Solar	4,186	3,150
Hoku Materials	11,199	2,763
Unallocated assets	21,789	23,462

	$37,839	$30,625

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	the schedule for installation of solar power systems in calendar year 2007;

•	the quality of polysilicon to be manufactured by us;

•	our costs to manufacture polysilicon, and our ability to offer pricing that is competitive with competing products;

•	our ability to obtain solar modules from third party vendors and our ability to offer pricing for solar installations that is competitive with competing products and installation providers;

•	our ability to re-sell our solar cell inventory at favorable prices, or at all;

•	our ability to sell our land and facility located in Kapolei, Hawaii at a favorable price, or at all;

•	our expectations regarding the U.S. Navy field trials;

•	the performance of our Hoku membrane electrode assemblies in such trials and in general our relationships with the U.S. Navy and IdaTech, LLC;

•	our future performance with respect to the U.S. Navy contract;

•	our expectations with respect to our fuel cell manufacturing capabilities;

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

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and with our financial statements and notes thereto for the fiscal year ended March 31, 2007, contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2007.

Overview

Hoku Scientific, Inc. is a materials science company focused on clean energy technologies. We were incorporated in Hawaii in March 2001, as Pacific Energy Group, Inc. In July 2001, we changed our name to Hoku Scientific, Inc. In December 2004, we were reincorporated in Delaware.

We have historically focused our efforts on the design and development of fuel cell technologies, including our Hoku membrane electrode assemblies, or MEAs, and Hoku Membranes. In May 2006, we announced our plans to form a photovoltaic, or PV, module business, and our plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, to complement our fuel cell business. In fiscal 2007, we reorganized our business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells. In February and March 2007, we incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly-owned subsidiaries to operate our polysilicon and solar businesses, respectively.

Hoku Materials

In February 2007, in order to ensure an adequate supply of polysilicon for Hoku Solar’s modules, we incorporated Hoku Materials to manufacture this key material for consumption by Hoku Solar and for sale to the larger solar market. We originally planned to build and equip a polysilicon production facility capable of producing 2,000 metric tons of polysilicon per year in Pocatello, Idaho. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, Idaho, for approximately 67 acres of land. We estimate the cost to construct and equip our polysilicon facility will be greater than $260 million. We intend to finance the construction of these facilities through a combination of debt financing and pre-payments from customers. We commenced construction in May 2007 and anticipate the availability of polysilicon beginning in the first half of calendar year 2009.

In January 2007, we signed a contract with Sanyo Electric Company, Ltd., or Sanyo, to provide Sanyo with $370 million of polysilicon sales over a seven year period and Sanyo advanced to us $2 million and deposited an additional $109 million into an escrow account at Bank of Hawaii to be released to us upon achievement of certain polysilicon production and quality milestones.

In May 2007, the City of Pocatello approved an ordinance that would provide us with tax incentives related to the infrastructure necessary for the completion of our planned polysilicon plant. We would receive up to $25.9 million in real property tax reimbursements for infrastructure improvements and up to $17 million in real property tax reimbursements based on employment numbers.

In June 2007, we entered into an agreement with Suntech Power Holdings Co., Ltd., or Suntech, to provide Suntech with up to $678 million of polysilicon sales over a ten year period, and Suntech advanced to us $2 million and will make additional prepayments for products in the amount of $45 million in installments upon achievement of certain polysilicon production and quality milestones. Suntech was required to deliver a $45 million letter of credit on June 20, 2007, five business days after signing the agreement. We could terminate the agreement as we have not received the letter of credit; however we are working with Suntech towards receiving it. The contract also includes a provision that allows for either party to cancel years 8 through 10 of delivery for any reason. Such cancellation notice must be delivered to the other party prior to the end of the fourth year of delivery under the agreement.

In June 2007, we entered into an agreement with Global Expertise Wafer Division, or GEWD, a wholly-owned subsidiary of Solar-Fabrik, to provide GEWD with up to $185 million of polysilicon sales over a seven year period, and GEWD advanced to us $2 million and will make additional prepayments for products in the amount of $51 million in installments upon achievement of certain polysilicon production and quality milestones. As security for GEWD’s $51 million prepayment obligation, GEWD’s prepayment amount is backed by a $25 million letter of credit issued to us by Dresdner Bank AG. GEWD is required to deliver an additional $26 million bank letter of credit on our before September 30, 2007. If GEWD does not provide the additional $26 million letter of credit on or before September 30, 2007, then we may reduce the predetermined volume of polysilicon and increase the predetermined price under the agreement.

We currently plan to increase the size of our polysilicon production facility by up to 1,000 metric tons of annual capacity. The increase will result in an increase in total construction costs; however, the estimated total construction cost has not been determined at this time. Our contracts with Sanyo, Suntech and GEWD provide for an aggregate of $211 million in advances to us to contribute to the financing of the construction, subject to our achievement of various polysilicon and quality milestones. To complete the construction financing, we intend to raise the remaining construction costs through debt financing.

During the three months ended June 30, 2007, Hoku Materials incurred $554,000 in expenses, which mainly consist of payroll, travel expenses, insurance and professional fees. In addition, as of June 30, 2007, Hoku Materials had incurred $1.5 million related to services for the construction of the Idaho plant and $4.3 million related to equipment deposits for the Idaho plant.

Hoku Solar

In March 2007, we incorporated Hoku Solar to assemble and install PV modules. In December 2006, we became a licensed electrical contractor in the State of Hawaii, and plan to install PV systems in Hawaii. In May 2007, Hawaiian Electric Company selected us to enter into negotiations for the installation of a 167 kilowatt, or kW, PV system and our sale to Hawaiian Electric Company of the power generated by that system over a 20-year period. There is no guarantee that we will obtain this contract. To date, we also have signed several installation contracts which include Bank of Hawaii, Hardware Hawaii and Paradise Beverages. We expect to complete some of these installations in the second half of calendar year 2007.

In June 2007, we announced our strategy to focus on the sale of turnkey PV system installations, and related services, and our plan to not enter the solar module manufacturing business. In connection with this focused strategy, we announced our intention to resell the 15 megawatt per year module production line that we agreed to purchase from Spire Corporation. In June 2007, the parties amended their agreement to reduce the total purchase price by $125,000 for an aggregate purchase price of $1.9 million, and to eliminate Spire Corporation’s obligation to provide installation and training services to us. In June 2007, we took delivery of the solar module manufacturing equipment and recorded a write-down of the equipment of $67,000. In July 2007, we sold the equipment for $1.8 million.

As a result of our focused strategy, we are also canceling our plans to install the solar module line in Hawaii, and to construct a plant capable of producing 30 megawatts of solar modules per year in Pocatello, Idaho. We also plan to resell the $2.8 million of solar cells that we purchased from E-Ton Solar Tech Co., Ltd. in October 2006. In March 2007, we recorded a write-down of the solar cells of $379,000. We plan to continue to market, sell and install turnkey PV systems, but will use solar modules purchased from third party suppliers, which we believe we can purchase at a lower price than the cost to manufacture our own brand of modules. Furthermore, due to the change in our business strategy to not manufacture solar modules along with our downsizing of our fuel cell business, we are exploring the sale of our land and facility in Kapolei, Hawaii and the relocation to a smaller leased warehouse and office space on the island of Oahu, Hawaii.

During the three months ended June 30, 2007, Hoku Solar incurred $555,000 in expenses, which mainly consist of payroll expenses, including stock-based compensation, professional fees, the impairment related to the solar module equipment and depreciation.

Hoku Fuel Cells

We operate our fuel cell business under the name Hoku Fuel Cells, which has designed, developed, and manufactured membrane electrode assemblies, or Hoku MEA, for proton exchange membrane, or PEM, fuel cells powered by hydrogen. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and we have not sold any products commercially. We have significantly scaled-back our expenditures and investments in Hoku Fuel Cells, and have focused increasingly on Hoku Solar and Hoku Materials. We do not currently plan on actively pursuing any new contracts or commit resources to further develop our fuel cell products.

During the three months ended June 30, 2007, Hoku Fuel Cells incurred $102,000 in expenses, which mainly consist of stock-based compensation, professional fees and insurance.

Financial Operations Review

Revenue

To date, we have derived substantially all of our revenue from the U.S. Navy, Nissan Motor Co., Ltd., or Nissan, and Sanyo Electric Co., Ltd., or Sanyo, through contracts related to testing and engineering services related to Hoku Fuel Cells. We pursued engineering service contracts in order to strategically fund integration of our fuel cell technology into our customers’ products. We anticipate our revenue in fiscal 2008 from Hoku Fuel Cells to be principally comprised of service and license revenue from the U.S. Navy. Revenue under our service contracts are recognized based on the last deliverable as the contracts contain multiple elements. Revenue under our license contracts is recognized upon shipment of the associated licensed products.

We have not generated any revenue from our solar businesses; however, we anticipate generating revenue from Hoku Solar through the sale of PV system installations and/or the sale of electricity from installed PV systems beginning in the second half of calendar year 2007. In December 2006, we became a licensed electrical contractor in the State of Hawaii, and plan to install solar systems in Hawaii. In May 2007, Hawaiian Electric Company selected us to enter into negotiations for the installation of a 167 kW PV system and our sale to Hawaiian Electric Company of the power generated by that system over a 20-year period. There is no guarantee that we will obtain this contract. To date, we also have signed several installation contracts which include Bank of Hawaii, Hardware Hawaii and Paradise Beverages. We expect to complete some of these installations in the second half of calendar year 2007. We also anticipate the generation of revenue from Hoku Materials through the sale of polysilicon beginning January 2009.

U.S. Navy - Naval Air Warfare Center Weapons Division. In March 2005, we were awarded a contract with the U.S. Navy to develop and demonstrate a PEM fuel cell power plant prototype that incorporates our Hoku MEAs within IdaTech, LLC, or IdaTech, fuel cell stacks and integrated fuel cell systems.

Pursuant to the U.S. Navy contract, the U.S. Navy has officially accepted the 11 fuel cell power plants and we commenced demonstration of 10 of these fuel cell power plants at Pearl Harbor, Hawaii. The aggregate amount of the contract is $4.5 million, of which $178,000 has been classified as deferred revenue as of June 30, 2007. As of June 30, 2007, we had received $4.0 million in payments and completed the demonstration of 1 of the fuel cell power plants. We received an additional $232,000 in payments from the U.S. Navy in July 2007. We recognized $1.1 million and $38,000 in revenue during the three months ended June 30, 2007 and 2006, respectively, and expect that the contract will be completed by August 2007.

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

IdaTech, LLC. In April 2005, we entered into a subcontract with IdaTech to specify the work that IdaTech will perform in connection with our prime contract with the U.S. Navy. We selected IdaTech based upon its focus on stationary applications, integrated fuel processor technology and experience in developing and demonstrating fuel cell technologies for the U.S. Department of Defense. Under the subcontract, IdaTech agreed to provide the necessary personnel, facilities, equipment, materials, data, supplies and services to integrate our Hoku MEAs within IdaTech’s fuel cell stacks and integrated fuel cell systems. We paid IdaTech $380,000 in installments upon completion of certain phases outlined in this contract. The contract was extended when the U.S. Navy exercised the options described above. In accordance with the contract extension, we agreed to pay IdaTech $473,000 to purchase an additional 11 fuel cell power plants. We have also agreed to pay IdaTech $125,000, because the U.S. Navy exercised its option to have us operate and maintain 10 fuel cell power plants.

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

As of June 30, 2007, we have paid $927,000 of the $968,000 due to Idatech pursuant to the agreement. This contract will terminate if our contract with the U.S. Navy terminates, in which case we are required to pay IdaTech for costs incurred up to the date of termination.

Nissan Motor Co., Ltd. In January 2006, we entered into a Step 3 Collaboration contract, or Step 3 Contract, with Nissan to further develop customized Hoku MEAs and a Hoku MEA assembly process for use in Nissan’s automotive fuel cells. We provided work pursuant to the Step 3 Contract between January 1, 2006 and September 30, 2006. Under the Step 3 Contract, Nissan was obligated to pay us $2.7 million upon execution of the contract and an additional $240,000 on July 31, 2006 for the work we performed. Nissan paid us $2.7 million in March 2006. The payments above do not include the cost of our products ordered by Nissan for testing that were invoiced separately. Revenue was recognized ratably over the duration of the contract as engineering services were rendered and for product deliveries also ratably from the delivery date to the completion of the engineering services pursuant to the Step 3 Contract, which was September 30, 2006. During the three months ended June 30, 2006, we recognized $992,000 as revenue and have completed all work related to this contract.

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

We expect that our Step 3 Contract with Nissan, which ended on December 31, 2006, will be our final engineering service contract with Nissan; however, Nissan may continue to purchase our products for testing. At this time, we do not believe we will receive any meaningful revenue from Nissan in the foreseeable future. In addition, Nissan may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. As of June 30, 2007, there are no additional costs or obligations to Nissan.

Sanyo Electric Co., Ltd. In December 2005, we entered into a material transfer and collaborative testing agreement, or Testing Agreement, with Sanyo to allow Sanyo to conduct additional testing of newer versions of our Hoku Membrane and Hoku MEA products. We also agreed to collaborate with Sanyo on the testing of these products. In February 2006, pursuant to the Testing Agreement, Sanyo paid us a service and license fee of $260,000 for our collaboration work, which did not include the cost of our products to be ordered by Sanyo for testing that were invoiced separately. Revenue was recognized ratably over the duration of the contract as engineering services were rendered, and for product deliveries also ratably from the delivery date to the completion of the engineering services pursuant to the contract, which was July 31, 2006. During the three months ended June 30, 2006, we recognized $223,000 as revenue and we have completed all work related to this contract.

We expect that our Testing Agreement with Sanyo, which ended on July 31, 2006, will be our final engineering service contract with Sanyo; however, Sanyo may continue to purchase our products for testing. At this time, we do not believe we will receive any meaningful revenue from Sanyo in the foreseeable future. In addition, Sanyo may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. As of June 30, 2007, there are no additional costs or obligations to Sanyo.

Additional Customers. Although we continue to commit resources to meeting our contract commitments to the U.S Navy, in light of the uncertainty in the timing of significant sales, we have significantly scaled-back our expenditures and investments in Hoku Fuel Cells, and we intend to focus increasingly on Hoku Solar and Hoku Materials. We have ended most of our product testing relationships with original equipment manufacturers and we are not currently seeking new fuel cell customers to test our products.

Cost of Revenue

Our cost of revenue consists primarily of employee compensation, including stock-based compensation, and supplies and materials. We expect our cost of revenue to increase on an absolute basis as our product manufacturing activities and revenue increase.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of employee compensation, including stock-based compensation for executive, sales and marketing, finance and administrative personnel. Other significant costs include insurance costs, professional fees for accounting, legal and consulting services and insurance costs. We expect our selling, general and administrative expenses to increase by a significant factor as a result of our entry into the PV module and polysilicon markets.

Research and Development Expenses

Research and development expenses consist primarily of employee compensation, including stock-based compensation for research and development personnel. Other significant costs include facility costs, the cost of supplies and materials and depreciation. We expense research and development expenses as they are incurred. Although our research and development expenses have decreased significantly since we reduced our investment in our fuel cell business, we expect to invest in the research and development of new solar products, which will result in a significant increase in our research and development expenses in the future.

Consolidated Results of Operations

The following analysis of the unaudited consolidated financial condition and results of operations of Hoku Scientific, Inc. and its subsidiaries should be read in conjunction with the consolidated financial statements and the related notes thereto in this Quarterly Report on Form 10-Q.

Results of Operations

Three Months Ended June 30, 2007 and 2006

Revenue. Revenue was $1.1 million for the three months ended June 30, 2007 compared to $1.2 million for the same period in 2006. The $1.1 million for the three months ended June 30, 2007 was comprised of service and license revenue from contracts with the U.S. Navy compared to service and license revenue from contracts with Nissan of $992,000 for the same period in the 2006.

Cost of Service and License Revenue. Cost of service and license revenue was $758,000 for the three months ended June 30, 2007 compared to $279,000 for the same period in 2006. The costs related to the U.S. Navy contract for the three months ended June 30, 2007 and primarily related to the Nissan contract for the same period in 2006, consisting of manufacturing expenses, including employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.2 million for the three months ended June 30, 2007 compared to $725,000 for the same period in 2006. The increase of $443,000 was primarily due to redeployment of personnel (e.g. payroll related costs), supplies and other costs, which were previously captured in customer contracts as costs of uncompleted contracts or cost of service and license revenue of $184,000, the write-down of equipment of $79,000 and an increase in travel expenses of $23,000. In addition, employee compensation increased by $106,000 due to the hiring of additional employees and employees formerly in research and development transferring to the selling, general and administrative department, and stock based compensation increased by $109,000 due to a stock bonus granted to an executive officer in accordance with our Fiscal Years 2008 and 2009 Executive Officer Compensation Plan. The increase was offset by a decrease in professional fees consisting principally of legal, accounting, consulting and other service fees of $56,000.

Research and Development Expenses. Research and development expenses were $43,000 for the three months ended June 30, 2007 compared to $274,000 for the same period in 2006. The decrease of $231,000 was primarily due to a reduction in payroll expenses of $211,000 and medical benefits of $13,000, primarily due to the reduction of employees in our fuel cell business and by reductions in costs related to materials and services used for research and development of $79,000. The decrease was also due to a reduction in depreciation of $32,000 primarily due to the write-down of fuel cell equipment and reclassification of fuel cell equipment from held-for-use to held-for-sale. The decrease was offset by an increase of $103,000 related to the redeployment of personnel (e.g. payroll related costs), supplies and other costs, which were previously captured in customer contracts as costs of uncompleted contracts or cost of service and license revenue.

Interest and Other Income. Interest and other income was $218,000 for the three months ended June 30, 2007, compared to $271,000 for the same period in 2006. The decrease of $53,000 was primarily due to lower average balances of cash equivalent and short-term investments.

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

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities at the tax rates we expect to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. Our ultimate realization of deferred tax assets depends upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the best available objective evidence, it is more likely than not that our remaining net deferred tax assets will not be realized. Accordingly, we continue to provide a valuation allowance against our net deferred tax assets as of June 30, 2007.

We believe that we will qualify as a “Hawaii Qualified High Technology Business,” which provides potential tax credits to its investors as well as certain tax credits to us for qualified research and experimentation, or R&E costs for the calendar year ending December 31, 2007. We qualified as a “Hawaii Qualified High Technology Business” during the three months ended June 30, 2006 through our approved qualification for calendar year 2006. As we have scaled-back our expenditures in fuel cells, we did not record a credit in the three months ended June 30, 2007. As we further scale-back our research and experimentation activities, we will no longer qualify for additional tax credits through this program.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted this interpretation on April 1, 2007. The adoption of this interpretation did not have a material impact on our consolidated financial statements.

Variability of Results

We are the prime contractor in a U.S. Navy fuel cell demonstration project that is expected to conclude in August 2007 and expect to recognize the remaining revenue under this contract in the three months ended September 30, 2007. Although we anticipate the installation of PV systems beginning in the second half of calendar year 2007, in the near term, we have limited sources of revenue. In December 2006, we became a licensed electrical contractor in the State of Hawaii and plan to install PV systems in Hawaii. To date, we have entered into several installation contracts which includes Bank of Hawaii, Hardware Hawaii, and Paradise Beverages. We expect to complete some of these installations in the second half of calendar year 2007. In May 2007, Hawaiian Electric Company selected us to enter into negotiations for the installation of a 167 kW PV system and our sale to Hawaii Electric Company of the power generated by that system over a 20-year period. There is no guarantee that we will obtain this contract.

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

As a result of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

Liquidity and Capital Resources

We had net income for fiscal 2006 and a net loss for fiscal 2007. We incurred cumulative net losses since our inception through June 30, 2007. As of June 30, 2007, we had an accumulated deficit of $8.6 million. Hoku Materials and Hoku Solar do not currently generate any revenue and our revenue from Hoku Fuel Cells is limited to our contract with the U.S. Navy which we expect to complete by August 2007. We expect that our Step 3 Contract with Nissan, which ended in September 2006, our Testing Agreement with Sanyo, which ended in July 2006, and our contracts with the U.S. Navy, which we expect to complete by August 2007, will be our final engineering service contracts with these companies. At this time, we do not believe we will receive any meaningful revenue from Nissan or Sanyo in the foreseeable future or from the U.S. Navy once the contract is completed. In addition, Nissan or Sanyo may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. As of June 30, 2007, there are no additional costs or obligations to Nissan or Sanyo.

Although we anticipate the installation of PV systems beginning in the second half of calendar year 2007, in the near term, we have limited sources of revenue. In December 2006, we became a licensed electrical contractor in the State of Hawaii and plan to install PV systems in Hawaii. In May 2007, Hawaiian Electric Company selected us to enter into negotiations for the installation of a 167 kW PV power system and sell the power generated by that system over a 20-year period to Hawaiian Electric Company. There is no guarantee that we will obtain this contract. In addition, as of June 30, 2007, we entered into several installation contracts, including Bank of Hawaii, Hardware Hawaii and Paradise Beverages.

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

In March 2007, we entered into a credit facility of up to $13 million with Bank of Hawaii and as of June 30, 2007 had $8.0 million available under the credit facility. In July 2007, we borrowed an additional $236,000 against the credit facility. We plan to use these funds to finance, in part, certain expenses related to our polysilicon production facility in Idaho. In August 2007, we amended the maturity date of the credit facility to March 31, 2008 from September 23, 2007.

Net Cash Used In Operating Activities Net cash used in operating activities was $2.3 million for the three months ended June 30, 2007 compared to $1.2 million for the same period in 2006. The increase of $1.1 million was primarily a result of the purchase of solar module equipment, deposits paid for polysilicon equipment, and a net loss for the three months ended June 30, 2007 compared to net income for the same period in 2006. The increase was offset by the receipt of deposits related to polysilicon supply agreements.

Net Cash Provided By Investing Activities Net cash provided by investing activities was $1.3 million for the three months ended June 30, 2007 compared to $1.1 million for the same period in 2006. The increase of $200,000 is primarily due to the maturities of short-term investments.

Net Cash Provided By Financing Activities Net cash provided by financing activities was $5.1 million for the three months ended June 30, 2007 compared to net cash provided by financing activities of $1,000 for the same period in 2006. The increase of $5.1 million is primarily due to proceeds from our note payable.

Contractual Obligations

The following table summarizes the contractual obligations that existed at June 30, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Construction in progress obligations	$1,745	$1,745	$—	$—	$—

Equipment purchase obligations	24,567	103	24,464	—	—

Operating lease obligations	7	7	—	—	—

Total	$26,319	$1,855	$24,464	$—	$—

VECO USA, Inc. In March 2007, we awarded a new contract to VECO USA, Inc. for the initial design phase engineering, procurement and construction management services of our polysilicon manufacturing facility on a time and materials basis. As of June 30, 2007, we had paid $410,000 to VECO USA, Inc.

Sanyo Electric Co., Ltd. In January 2007, we entered into a supply agreement with Sanyo for the sale and delivery of polysilicon to Sanyo over a seven-year period beginning in January 2009. Under the contract, up to $370 million may be payable to us during the seven-year period, subject to the achievement of certain polysilicon production and quality milestones. The contract provides for the delivery of predetermined volumes of polysilicon to Sanyo each year at set prices from January 2009 through December 2015.

Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. In January 2007, we entered into a contract with Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, we will pay up to a total of 15.7 million Euros ($21.2 million as of June 30, 2007) for the reactors. The reactors are designed and engineered to produce approximately 1,500 metric tons of polysilicon per year. We have an option to purchase additional reactors to enable the production of an additional 500 metric tons of polysilicon per year for an additional 5.2 million Euros ($7.0 million as of June 30, 2007). The term of the contract extends until the end of the first month after the expiration date of the warranty period, but may be terminated earlier under certain circumstances. In May 2007, we borrowed $4.4 million from our credit facility and paid GEC and MSA 3.1 million Euros ($4.2 million on the date of payment) for the initial deposit of 15% for hydrogen reduction reactors capable of producing 2,000 metric tons of polysilicon per year.

Spire Corporation. In October 2006, we entered into a Purchase and Sale Agreement with Spire Corporation to purchase a PV module production line and related installation and training. In June 2007, the parties amended the Purchase and Sale Agreement to reduce the total purchase price by $125,000 for an aggregate purchase price of approximately $1.9 million, and to eliminate Spire Corporation’s obligation to provide installation and training services to us. In June 2007, we took delivery of the solar module manufacturing equipment and recorded a write-down of $67,000. In July 2007, we sold the equipment for $1.8 million.

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

Suntech Power Holdings Co. Ltd. In June 2007, we entered into a supply agreement with Suntech for the sale and delivery of polysilicon to Suntech over a ten-year period beginning in July 2009, or the Suntech Supply Agreement. Under the Suntech Supply Agreement, up to approximately $678 million may be payable to us during the ten-year period, subject to certain polysilicon production and quality milestones. The Suntech Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Suntech each month and each year at set prices from or before July 1, 2009, for a continuous period of ten years. The term of the Suntech Supply Agreement is ten years from the date of the first shipment in 2009, which is approximately July 1, 2019. Each party, however, may elect to shorten the term of the Suntech Supply Agreement to seven years by providing written notice to the other party at any time prior to the end of the fourth year after the first shipment. If the term of the Suntech Supply Agreement is shortened to seven years, then the aggregate amount that may be payable to us for product shipments during the seven year period shall be reduced to $378 million.

Global Expertise Wafer Division. In June 2007, we entered into a supply agreement with GEWD, a wholly-owned subsidiary of Solar-Fabrik AG, for the sale and delivery of polysilicon to GEWD over a seven-year period beginning in December 2009, or the GEWD Supply Agreement. Under the GEWD Supply Agreement, up to approximately

$185 million may be payable to us during the seven-year period, subject to the achievement of certain polysilicon production and quality milestones. The GEWD Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by GEWD each month and each year at set prices from or before December 31, 2009, for a continuous period of seven years.

Credit Facility

Bank of Hawaii. In March 2007, we entered into a credit facility of up to $13.0 million with Bank of Hawaii. Loans under the credit facility will bear interest, dependent upon our election at the time of the advance, at either: (1) a floating rate per annum equal to the sum of the primary index rate established from time to time by the Bank of Hawaii minus 1.25%, or (2) a rate per annum equal to the sum of LIBOR for such LIBOR interest period plus 0.50%. Loans under the credit facility are secured by a first priority security interest in Hoku Materials’ cash, cash equivalents, short-term investments and marketable securities contained in an account at Piper Jaffray, a third-party investment bank. As of June 30, 2007, the aggregate amount in the Hoku Materials’ account with Piper Jaffray was $5.3 million consisting of cash equivalent securities. We consider the entire Hoku Materials balance as restricted cash pursuant to the terms of the credit facility. In addition, Hoku Materials must maintain a loan-to-value ratio between 70% to 95% dependent upon the collateral type in such account. Hoku Scientific and Hoku Materials are also subject to certain financial and operational covenants, including maintaining an effective tangible net worth of not less than $20.0 million. Effective tangible net worth is defined as GAAP net worth, less intangible assets. As of June 30, 2007, we and Hoku Materials were in compliance with the covenants of the credit facility. In August 2007, we amended the maturity date of the credit facility to March 31, 2008 from September 23, 2007.

We plan to use these funds to finance, in part, certain expenses related to constructing our polysilicon production facility in Pocatello, Idaho. In May 2007, we borrowed $4.4 million and paid GEC and MSA $4.2 million for the initial deposit of 15% for hydrogen reduction reactors capable of producing 2,000 metric tons of polysilicon per year. The balance of $200,000 was paid to various vendors for services related to the construction of our polysilicon plant. The payment of this initial deposit begins the 15 month delivery deadline for equipment capable of producing 1,500 metric tons of polysilicon per year with the equipment for an additional 500 metric tons per year being delivered within three months after the first delivery. In June 2007, we borrowed $608,000 and paid Idaho Power Company $458,500 and the balance of $149,500 was paid to a vendor for services related to the construction of our polysilicon plant. In July 2007, we borrowed $237,000 and paid to various vendors for services related to the construction of our polysilicon plant. As of July 31, 2007, we have borrowed an aggregate of $5.3 million against the credit facility.

Solar and Polysilicon Facilities

In May 2006, we announced our intention to form an integrated PV module business to complement our fuel cell business. This planned expansion includes developing manufacturing capabilities and the eventual manufacture of polysilicon and PV modules. In June 2007, we announced our strategy to focus on the sale of turnkey PV system installations, and related services, and our plan to not enter the solar module manufacturing business. Furthermore, due to the change in our business strategy to not manufacture solar modules along with our downsizing of our fuel cell business, we are exploring the sale of our land and facility in Kapolei, Hawaii and the relocation to a smaller leased warehouse and office space on Oahu, Hawaii. To date, our business has solely been focused on the stationary and automotive fuel cell markets and we have no experience in the polysilicon and PV system installation businesses.

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

We are at an early planning stage of this expansion and at any point in time we may conclude that such expansion is not financially or technologically feasible and abandon our efforts to establish a polysilicon business. Such abandonment after substantial investment of time and resources could harm our business. Before we can complete construction of our planned manufacturing facilities, we must successfully and timely accomplish the following:

•	raise more than $260 million cash through the issuance of long-term bank debt and polysilicon customer prepayments;

•	secure key technology and/or supplier contracts for equipment and materials required to manufacture polysilicon; and

•	obtain all necessary federal, state and local permits for our planned facility in Pocatello, Idaho.

We intend to increase the size of our polysilicon manufacturing facility by up to 1,000 additional metric tons of annual capacity, but have not been able to determine the total construction cost or cash needs at this time. However, we expect the cost to be greater than the $260 million estimated cost to construct a manufacturing facility with an annual capacity of 2,000 metric tons of polysilicon. If we fail to successfully achieve any or all of the above objectives, we will be unable to complete construction of our planned manufacturing facilities and we may be forced to delay, alter or abandon our planned expansion. In addition, any delay in achieving these objectives may result in additional expense. Even if we achieve all of these objectives on a timely basis and complete the construction of our manufacturing facility as currently planned, we may still be unsuccessful in developing, manufacturing and/or selling polysilicon and PV system installations or services for numerous reasons.

We are in discussions with leading solar ingot, wafer and cell companies for contracts to supply polysilicon from our planned polysilicon manufacturing facility. We still plan to finance a significant portion of our polysilicon facility construction costs through customer pre-payments and debt financing. However, we have begun investing our own cash resources into this project, and expect that we will continue to do so in advance of securing debt.

Polysilicon Manufacturing Plant and Financing Requirements

In May 2006, we announced our intention to form an integrated PV module business to complement our fuel cell business. This planned expansion includes developing manufacturing capabilities and the eventual manufacture of polysilicon and PV modules. In June 2007, we announced our strategy to focus on the sale of turnkey PV system installations, and related services, and our plan to not enter the solar module manufacturing business. Furthermore, due to the change in our business strategy to not manufacture solar modules along with our downsizing of our fuel cell business, we are exploring the sale of our land and facility in Kapolei, Hawaii and the relocation to a smaller leased warehouse and office space on Oahu, Hawaii. To date, our business has solely been focused on the stationary and automotive fuel cell markets and we have no experience in the polysilicon and PV system installation businesses.

We intend to manufacture polysilicon chunks at our planned polysilicon manufacturing in Pocatello, Idaho. We commenced construction in May 2007 and anticipate the availability of polysilicon beginning in the first half of calendar year 2009. Due to the size of our polysilicon supply agreements, we plan on increasing the size of our polysilicon manufacturing plant to up to 3,000 metric tons of annual capacity. We originally estimated our construction costs for 2,000 metric tons of annual capacity to be approximately $260 million. If we increase our annual capacity, it will result in an increase in total construction costs; however, the size of the polysilicon manufacturing plant has not been determined and if we increase our capacity beyond 2,000 metric tons per year, the total construction costs will increase significantly. We plan to finance the construction of our planned polysilicon manufacturing facility through a combination of debt financing and pre-payments from customers.

Pursuant to our polysilicon supply agreements with Sanyo and Suntech, we must obtain financing of at least $100 million by October 17, 2007 and March 31, 2008, respectively, for the construction of our planned polysilicon manufacturing plant. If these deadlines are not met, Sanyo and Suntech may terminate their respective agreements with us. Pursuant to our polysilicon supply agreement with GEWD, we must obtain financing by March 31, 2008, for the construction of our planned polysilicon manufacturing plant, or GEWD may also terminate their agreement with us.

We have engaged Calyon Securities Inc., or Calyon, as our financial advisor in our efforts to obtain debt financing. We are currently seeking a specific type of debt financing that is generally referred to as project financing. Project financing is different from traditional forms of financing because lenders principally look to the assets and revenue of the project to secure and service the debt. In this case, Calyon is looking at the polysilicon plant as an asset and source of revenue. In contrast to typical borrowed debt, in project financing the lenders are not expected to have any recourse to the non-project assets, such as Hoku Solar and Hoku Fuel Cells. We have begun investing significant amounts of our own cash resources into this project, and expect that we will continue to do so in advance of securing any debt financing.

We believe that prior to obtaining debt financing we will have to satisfy Calyon and potential lenders that we have adequately addressed the principal risks associated with the project including risks that: (1) the construction of the polysilicon plant is not completed on time, on budget, or at all; (2) the polysilicon plant does not operate at its full capacity; or (3) the polysilicon plant fails to generate sufficient revenue to service the debt. In order to address these risks we are taking the below actions.

In March 2007, we awarded a contract to VECO USA, Inc. for initial design phase engineering, procurement and construction management services related to our polysilicon plant on a time and materials basis. VECO has completed this initial design phase, and we are currently negotiating with qualified engineering firms to provide the additional engineering, procurement, and construction management services that will be required to complete the construction of our polysilicon plant. We expect to conclude these negotiations in August 2007 and award a contract shortly thereafter. We estimate that total payments to the engineering firm we select will be at least $42 million, which includes costs and expenses for such firm’s services through the completion of construction of a 2,000 metric ton plant, plus a fee, with additional incentives for achieving schedule and budget goals. We are also currently negotiating with general contractors to provide the complete construction services for our polysilicon plant. We expect to conclude these negotiations in August 2007 and award a contract shortly thereafter. We estimate that total payments to the general contractor we select will be approximately $120 million, which includes costs and expenses of the contractor and its subcontractors through completion of the construction of a 2,000 metric ton plant, plus a fee, with additional incentives for achieving schedule, budget and safety goals. We expect that the remaining costs will primarily be for equipment and other services necessary for the completion of the polysilicon manufacturing plant and will result in an aggregate project cost of approximately $260 million. If we determine to increase the annual capacity of the polysilicon manufacturing plant to 3,000 metric tons, our total construction costs will exceed the $260 million estimate.

Each of Sanyo, Suntech and GEWD must agree to assign any purchase payments for polysilicon made to Hoku Materials to the benefit of the lenders that may provide us with debt financing. Sanyo, Suntech and GEWD must also agree to subordinate each of their pari passu security interests in Hoku Materials to the senior security interest of such lenders. While we expect that Sanyo, Suntech and GEWD will each agree to such assignments and to execute a subordinated intercreditor agreement, they are not contractually obligated to do so at this time. In addition, each of the Idaho Power Company, Bank of Hawaii, GEC and MSA and other potential vendors must also agree to assign their respective construction and/or service contracts to the lenders that may provide us with debt financing.

We have received the air permit and storm water prevention permit that are necessary to begin construction of our polysilicon plant, and we will need to apply for additional permits with federal, state and local authorities, including building permits to continue the construction our polysilicon plant, and permits to operate the plant when construction is complete. The government regulatory process is lengthy and unpredictable. We expect to obtain the necessary permits when and as required to continue construction and to operate our polysilicon plant, but we may experience delays which could cause additional expense.

We currently have limited access to our polysilicon plant site pursuant to a statutory right of way over a rail line. We believe that this is sufficient to continue construction, and to date we have not experienced any restrictions in our ability to access the site. However, our lenders may require that we obtain traditional road access to the site through one or more legally enforceable rights of access, such as an easement, from adjoining property owners, including the owner of the rail line, who are under no obligation to provide us with such legally enforceable rights of access. We have commenced discussions with the property owners and the owner of the rail line, and will seek to conclude these negotiations and obtain the required legally enforceable right of access by September 2007.

Prior to obtaining debt financing, we must provide Calyon and potential lenders with a report of an independent engineering firm which supports our construction plans, our operating plans, our pro forma financial models which support the feasibility of our operating plans and business model, and obtain business insurance satisfactory to Calyon and the potential lenders. We may also need to obtain a credit rating on our debt, which tells a lender the probability of our ability to pay back the debt. There can be no assurances that a rating from the rating agencies, if one is sought, will be achieved, or if achieved, that such rating will be sufficient to warrant an interest rate that is acceptable to potential lenders and us.

Although we believe we have made significant progress, we are still at an early planning stage and at any point in time we may conclude that our plans are not financially or technologically feasible and abandon our efforts to establish a polysilicon business. Such abandonment after substantial investment of time and resources could harm our business. Lenders, suppliers, contractors, customers and regulatory agencies may have additional consents, permits and requirements which we have not anticipated that could delay or prevent us from obtaining debt financing or completing construction as currently planned. If we fail to successfully achieve any or all of the above objectives necessary to obtain debt financing, we will be unable to complete construction of our planned polysilicon manufacturing plant and we may be forced to delay, alter or abandon our planned expansion. In addition, any delay in achieving these objectives may result in additional expense. Even if we achieve all of these objectives on a timely basis, obtain the needed debt financing and complete the construction of our manufacturing facility as currently planned, we may still be unsuccessful in developing, manufacturing and/or selling polysilicon for numerous reasons.

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

We do not expect to generate significant revenue until we successfully commence the manufacture of polysilicon and begin meeting the obligations under our supply contracts. We believe that our cash, cash equivalent and short-term investment balances will be sufficient to meet the anticipated capital expenditures and cash requirements for Hoku Fuel Cells and Hoku Solar through at least the next 12 months; however, we expect that we will need to raise more than $260 million to support the construction of our planned polysilicon facility and operations of Hoku Materials. The sale of additional equity securities may result in additional dilution to our current stockholders. If we raise additional funds through the issuance of equity securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization and manufacturing activities, which could harm our business. Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1.A. “Risk Factors” and the section above entitled “Forward-Looking Statements.”

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q and Regulation S-X. The preparation of these consolidated financial statements requires us to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

While our significant accounting policies are more fully described in note 1 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and note 1 to the audited financial statements included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 29, 2007, we believe that the following accounting policies and estimates are critical to a full understanding and evaluation of our reported financial results.

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

We expect to incur an aggregate of $1.5 million of future stock-based compensation expense associated with unvested stock options outstanding as of June 30, 2007 through June 30, 2012 as set forth in the table below. We expect that some of the amounts noted below will be included as costs of delivering our products and services and as such, will be deferred and recognized as cost of revenue in conjunction with the recognition of revenue.

Period Ending June 30,
2008	2009	2010	2011	2012	Total
(in thousands)
$ 695	$502	$274	$69	$7	$1,547

We expect our stock-based compensation expense from stock options to increase as we expand our operations and hire new employees. These expenses will increase our overall expenses and may increase our losses for the foreseeable future. As stock-based compensation is a non-cash expense, it will not have any effect upon our liquidity or capital resources.

Accounting for the Impairment or Disposal of Long Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal for Long-Lived Assets, we evaluate the carrying value of our long-lived assets whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows. Based on a fuel cell conference that we attended, we believe that our future revenue opportunities for our fuel cell division are uncertain and believe that the fuel cell industry as a whole is experiencing similar challenges in sustaining future revenue. As a result, in December 2006, we recorded an aggregate write-down of equipment and inventory used by Hoku Fuel Cells of $729,000 and $56,000, respectively, and in March 2007, we recorded a further write-down of equipment used in our fuel cell business of $200,000. In March 2007, we recorded a write-down of our solar cell inventory of $379,000 to reflect the lower of cost or market and in June 2007, we recorded a write-down of our solar module production equipment of $67,000. In assessing the recoverability of our long-lived assets, we compared the carrying value to the undiscounted future cash flows the assets are expected to generate. As the total of the undiscounted future cash flows was less than the carrying amount of the assets, we wrote down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value was determined based on discussions with third party equipment and inventory providers.

As a result of the downsizing of our fuel cell business, and the change in business strategy to not manufacture solar modules, we are exploring the potential sale of our land and facility in Kapolei, and the relocation to a smaller leased warehouse and office space on Oahu. As we have not exited any business and are only exploring the possibility of the sale of the land and facility, there are no costs to be recorded in accordance with SFAS No. 144.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, or SFAS 157, Fair Value Measurements. This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This standard is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. While we are currently evaluating the provisions of SFAS 157, we do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, or SFAS 159. This new standard permits companies to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. This standard is effective for fiscal years beginning after November 15, 2007. While we are currently evaluating the provisions of SFAS 159, we do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We have never engaged in off-balance sheet activities, including the use of structured finance, special purpose entities or variable interest entities.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including auction instruments, corporate and government bonds and certificates of deposit. Our unrestricted cash and cash equivalents and short-term investments as of June 30, 2007 were $16.4 million and were invested in government and corporate bonds and commercial paper. As all of our contracts are denominated in U.S. dollars, there is no associated currency risk.

We are exposed to potential loss due to changes in interest rates. Interest for our credit facility is determined at the time of the advance, as such, we are exposed to potential increases in interest rates as we continue to draw on our credit facility.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective.

Changes in Internal Control over Financial Reporting There was no change in our internal controls over financial reporting during the three months ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any legal proceeding.

ITEM 1A.	RISK FACTORS

In addition to the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

Risks Related to Our Business

We have a limited operating history, and have recently determined to enter the photovoltaic system installation and polysilicon markets and scale back our efforts in the fuel cell market. If we are unable to generate significant revenue, our business will be harmed.

We were incorporated in March 2001 and have a limited operating history. We have cumulative net losses since our inception through the quarter ended June 30, 2007. Hoku Materials and Hoku Solar do not currently generate any revenue and our revenue from Hoku Fuel Cells is limited to our contract with the U.S. Navy which we expect to complete by August 2007. Our planned entry into the polysilicon market will require us to spend significant additional amounts to support the construction of a facility to manufacture polysilicon, to purchase capital equipment, to fund new sales and marketing efforts, to pay for additional operating costs, and to significantly increase our headcount. In fiscal 2007, we reorganized our business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells to support our entry into these new markets. In February and March 2007, we incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly-owned subsidiaries.

To date, our fuel cell customers have not commercially deployed products incorporating our Hoku MEAs or Hoku Membranes, and we have not sold any products commercially. Although we have had prior fuel cell testing agreements with Nissan Motor Co. Ltd., or Nissan, and Sanyo Electric Co., Ltd., or Sanyo, these agreements have ended and neither Nissan nor Sanyo has purchased our products since their contracts ended. There were no purchases of our fuel cell products during the three months ended June 30, 2007. Nissan and Sanyo may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. In addition, at this time, we do not believe we will receive any meaningful fuel cell revenue from Sanyo or Nissan in the foreseeable future.

Based on discussions with potential customers for our Hoku MEAs and Hoku Membranes during fiscal 2007, including Nissan and Sanyo, we determined that the potential for future revenue opportunities from our Hoku Fuel Cells division is uncertain. We also believe that our competitors our experiencing similar challenges. As a result, we have significantly scaled-back our expenditures and investments in Hoku Fuel Cells, and have focused increasingly on Hoku Solar and Hoku Materials. We are not currently seeking new fuel cell customers to test our products and in December 2006, we wrote down certain equipment used in our fuel cell business and we executed a reduction-in-force within the Hoku Fuel Cells division. We commenced construction of our planned polysilicon production facility in Pocatello, Idaho in May 2007, and expect to complete construction subject to available financing and other conditions in late 2008. As a result, we expect our costs to increase significantly, which will result in further losses on a quarterly or annual basis, before we can begin to generate significant revenue from our Hoku Materials and Hoku Solar divisions. If we are unable to generate significant revenue and achieve profitability, we will not be able to sustain our operations.

Our operating results have fluctuated in the past, and we expect a number of factors to cause our operating results to fluctuate in the future, making it difficult for us to accurately forecast our quarterly and annual operating results.

We are the prime contractor in a U.S. Navy fuel cell demonstration project that is expected to conclude in August 2007 and expect to recognize the remaining revenue under this contract in the three months ended September 30, 2007. Although we anticipate the installation of PV systems beginning in the second half of calendar year 2007, in the near term, we have limited sources of revenue. In December 2006, we became a licensed electrical contractor in the State of Hawaii and plan to install PV systems in Hawaii. To date, we have signed several installation contracts including Bank of Hawaii, Hardware Hawaii and Paradise Beverages and expect to complete some of these installations in the second half of calendar year 2007. In May 2007, Hawaiian Electric Company selected us to enter into negotiations for the installation of a 167 kW, PV system and our sale to Hawaii Electric Company of the power generated by that system over a 20-year period. There is no guarantee that we will obtain this contract.

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

If we are unable to obtain the necessary initial financing, government permits, supply contracts, engineering and construction contracts required to begin construction of polysilicon manufacturing capabilities, we will not be able to form a polysilicon business.

In May 2006, we announced our intention to form a polysilicon business as part of an integrated PV module business to complement our fuel cell business. This planned expansion includes developing manufacturing capabilities and the eventual planned manufacture of polysilicon. To date, our business has solely been focused on the stationary and automotive fuel cell markets and we have no experience in the polysilicon business. In order to be successful, we will need to devote substantial management time, resources and funds to this planned expansion. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, for approximately 67 acres of land in Pocatello, Idaho. We intend to manufacture polysilicon chunks at our planned polysilicon production and expect to complete construction in late 2008. In May 2007, we commenced construction. We have engaged VECO USA, Inc. to provide initial phase engineering, procurement and construction services for the polysilicon plant. If we are unable to sign a contract with VECO USA or another firm for the complete engineering, procurement and construction management of our polysilicon plant, or any such firm does not perform as expected, our efforts to construct our polysilicon plant could be delayed and we could incur additional expenses. We are at an early planning stage of this expansion and at any point in time we may conclude that such expansion is not financially or technologically feasible and abandon our efforts to establish a polysilicon business. Such abandonment after substantial investment of time and resources could harm our business

Before we can complete construction of our planned polysilicon manufacturing facility, we must successfully and timely accomplish the following:

•	raise more than $260 million cash through the issuance of long-term bank debt and polysilicon customer prepayments;

•	enter into key contracts with building engineers, contractors and suppliers;

•	secure key supplier contracts for the materials required to manufacture polysilicon; and

•	obtain all necessary federal, state and local permits for our planned facility in Pocatello, Idaho.

If we fail to successfully achieve any or all of the above objectives, we will be unable to complete construction of our planned manufacturing facility and we may be forced to delay, alter or abandon our planned expansion. In addition, any delay in achieving these objectives may result in additional expense which would harm our business.

We need to raise more than $260 million to construct and equip our planned polysilicon manufacturing facility in Pocatello, Idaho, and we may be unable to raise this additional capital on favorable terms or at all.

In May 2006, we announced our intention to form a polysilicon business as part of an integrated PV module business to complement our fuel cell business. This planned expansion includes developing manufacturing capabilities and the eventual planned manufacture of polysilicon. To date, our business has solely been focused on the stationary and automotive fuel cell markets and we have no experience in the polysilicon business. In order to be successful, we will need to devote substantial management time, resources and funds to this planned expansion. We intend to manufacture polysilicon chunks at our planned polysilicon production facility in Pocatello, Idaho. We commenced construction in May 2007 and anticipate the availability of polysilicon beginning in the first half of calendar year 2009. Due to the size of our polysilicon supply agreements we plan on increasing the size of our polysilicon manufacturing plant to up to 3,000 metric tons of annual capacity. We originally estimated our construction costs for 2,000 metric tons of annual capacity to be approximately $260 million. If we increase our annual capacity, it will result in an increase in total construction costs; however, the size of the polysilicon manufacturing plant has not been determined and if we increase our capacity beyond 2,000 metric tons per year, the total construction will increase.

We have engaged Calyon Securities Inc., or Calyon, as our financial advisor in our efforts to obtain debt financing. We are currently seeking a specific type of debt financing that is generally referred to as project financing. Project financing is different from traditional forms of financing because lenders principally look to the assets and revenue of the project to secure and service the debt. In this case Calyon is looking at the polysilicon plant as an asset and source of revenue. In contrast to typical borrowed debt, in project financing the lenders are not expected to have any recourse to the non-project assets, such as Hoku Solar and Hoku Fuel Cells.

We believe that prior to obtaining debt financing we will have to satisfy Calyon and the potential lenders that we have adequately addressed the principal risks that: (1) the construction of the polysilicon plant is not completed on time, on budget, or at all; (2) the polysilicon plant does not operate at its full capacity; or (3) the polysilicon plant fails to generate sufficient revenue to service the debt. In order to address these risks we believe that we will need to address the following issues:

•	finalize the complete engineering, procurement and construction management contracts for our polysilicon plant;

•

obtain agreements from Sanyo, Suntech and GEWD assigning any purchase payments for polysilicon made to Hoku Materials to the benefit of the lenders that may provide us with debt financing and to subordinate each of their pari passu security interests in Hoku Materials to the senior security interest of such lenders;

•

obtain agreements from Idaho Power Company, Bank of Hawaii, GEC and MSA and other potential vendors to assign their respective construction and/or service contracts to the lenders that may provide us with debt financing;

•	secure permits with federal, state and local authorities, including building permits to continue to construct our polysilicon plant, and permits to operate our plant when construction is complete;

•	obtain traditional road access to the site through one or more legally enforceable rights of access, such as an easement, from adjoining property owners;

•

provide a report of an independent engineering firm which supports our construction plans, our operating plans, our pro forma financial models which support the feasibility of our operating plans and business model, and obtain business insurance; and

•	assess whether we need to obtain a credit rating on our debt, which tells a potential lender the probability of our ability to pay back the debt.

If we fail to successfully achieve any or all of the above objectives, we will be unable to complete construction of our planned manufacturing facility and we may be forced to delay, alter or abandon our planned expansion. In addition, any delay in achieving these objectives may result in additional expense which would harm our business.

If our supply agreement with Sanyo Electric Company, Ltd., is terminated for any reason, our business will be harmed.

In January 2007, we entered into a supply agreement with Sanyo Electric Company, Ltd., or Sanyo, for the sale and delivery of polysilicon to Sanyo over a seven-year period beginning in January 2009, or the Sanyo Supply Agreement. In May 2007, we amended the Sanyo Supply Agreement. Under the Sanyo Supply Agreement, up to approximately $370 million may be payable to us during the seven-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The Sanyo Supply Agreement provides for the delivery of predetermined volumes of polysilicon to Sanyo each year at set prices from January 2009 through December 2015. Pursuant to the Sanyo Supply Agreement, we granted Sanyo a security interest in all of the tangible and intangible assets related to Hoku Materials and all our equity interests in Hoku Materials, to serve as collateral for our obligations under the agreement. This security interest is pari-passu with the security interests granted to Suntech Power Holdings Co., Ltd. and Global Expertise Wafer Division, Ltd.

Each party may elect to terminate the Sanyo Supply Agreement prior to December 2015 under certain circumstances, including, but not limited to:

•	if we fail to secure financing by October 17, 2007 of at least $100 million in gross aggregate proceeds from long-term bank debt and customer prepayments;

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party;

•	or a material breach of the other party.

Sanyo may also terminate the agreement for the following material breaches:

•	if we fail to deliver a predetermined quantity of the our manufactured product by March 2009;

•	if we fail to deliver the minimum monthly quantity of product in any month beginning in March 2009;

•	if we fail to deliver the minimum annual quantity of polysilicon product in any year; or

•	if we fail to complete successfully any of the polysilicon quality and production volume tests or the process implementation test set forth in the agreement within specified periods of time.

If the Sanyo Supply Agreement is terminated for any reason, our business will be harmed.

If our supply agreement with Suntech Power Holdings Co., Ltd. is terminated for any reason, our business will be harmed.

In June 2007, we entered into a supply agreement with Suntech Power Holdings Co., Ltd., or Suntech, for the sale and delivery of polysilicon to Suntech over a ten-year period beginning in July 2009, or the Suntech Supply Agreement. Under the Suntech Supply Agreement, up to approximately $678 million may be payable to us during the ten-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The Suntech Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Suntech each month and each year at set prices from or before July 1, 2009, for a continuous period of ten years. The term of the Suntech Supply Agreement is ten years from the date of the first shipment in 2009, which is approximately July 1, 2019. Each party, however, may elect to shorten the term of the Suntech Supply Agreement to seven years by providing written notice to the other party at any time prior to the end of the fourth year after the first shipment. If the term of the Suntech Supply Agreement is shortened to seven years, then the aggregate amount that may be payable to us for product shipments during the seven year period shall be reduced to $378 million. Pursuant to the Suntech Supply Agreement, we have granted to Suntech a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for Hoku Materials' obligations under the Suntech Supply Agreement. Also, all of the equity ownership interest in Hoku Materials is to be pledged to secure the obligations of Hoku Materials under the Suntech Supply Agreement. These security interests are pari-passu with the security interests granted to Sanyo and Global Expertise Wafer Division, Ltd.

Each party may elect to terminate the Suntech Supply Agreement under certain circumstances, including, but not limited to:

•	if we fail to secure financing by March 31, 2008 of at least $100 million in gross aggregate proceeds from debt;

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	a material breach of the other party.

Suntech may also terminate the agreement for the following material breaches:

•	if we fail to deliver a predetermined quantity of the our manufactured product by December 2009; or

•	if we fail to complete successfully any of the polysilicon quality and production volume tests or the process implementation test set forth in the agreement within specified periods of time.

If the Suntech Supply Agreement is terminated for any reason, our business will be harmed.

If our supply agreement with Global Expertise Wafer Division Ltd. is terminated for any reason, our business will be harmed.

In June 2007, we entered into a supply agreement with Global Expertise Wafer Division Ltd., or GEWD, a wholly-owned subsidiary of Solar-Fabrik AG, for the sale and delivery of polysilicon to GEWD over a seven-year period beginning in December 2009, or the GEWD Supply Agreement. Under the GEWD Supply Agreement, up to approximately $185 million may be payable to us during the seven-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The GEWD Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by GEWD each month and each year at set prices from or before December 31, 2009, for a continuous period of seven years. Pursuant to the GEWD Supply Agreement, we must grant to GEWD a security interest in all of our tangible and intangible assets related to our polysilicon business, and all equity interests in Hoku Materials, owned by Hoku Scientific, to serve as collateral for our obligations under the GEWD Supply Agreement. This security interest is pari-passu with the security interests granted to Sanyo and Suntech.

Under the GEWD Supply Agreement, GEWD shall deliver to us a $26 million bank letter of credit on or before September 30, 2007. If GEWD does not provide the $26 million letter of credit on our before September 30, 2007, then we may reduce the predetermined volume of polysilicon and increase the predetermined price under the agreement.

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

If the GEWD Supply Agreement is terminated for any reason, our business will be harmed.

If Graeber Engineering Consultants GmbH, MSA Apparatus Construction for Chemical Equipment Ltd. or Idaho Power Company fail to perform under our contracts on a timely basis, we will experience delays in the commencement of polysilicon production at our planned Pocatello, Idaho facility.

In January 2007, we entered into a contract with Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, we will pay up to a total of 15.7 million Euros ($21.2 million as of June 30, 2007) for the reactors. The reactors are designed and engineered to produce approximately 1,500 metric tons of polysilicon per year. We have an option to purchase additional reactors to enable the production of an additional 500 metric tons of polysilicon per year for an additional 5.2 million Euros ($7.0 million as of June 30, 2007). In May 2007, we paid GEC and MSA 3.1 million Euros ($4.2 million on the date of the payment) for the initial deposit of 15% for hydrogen reduction reactors capable of producing 2,000 metric tons of polysilicon per year. The payment of this initial deposit begins the 15 month delivery deadline for equipment capable of producing 1,500 metric tons of polysilicon per year, with the equipment for an additional 500 metric tons per year being delivered within three months after the first delivery.

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

If GEC, MSA or Idaho Power Company fail to perform on a timely basis under their respective agreements, then we will not be able to commence production of polysilicon at our planned polysilicon production facility on our current schedule. If we are required to seek an alternative supplier of the reactors or electric substation, our costs could increase and we would experience further delays. Any delays may result in a breach of our supply agreements with Sanyo, Suntech and GEWD which may allow them to terminate the supply agreements, which would harm our business.

If we are unable to sell our solar cells at our purchase cost or at all, we may incur significant losses.

In October 2006, we entered into a contract to purchase solar cells manufactured in Taiwan from E-Ton Solar Tech Co., Ltd. for approximately $2.8 million. In March 2007, we recorded a write-down of our solar cell inventory of $379,000 to reflect the lower of cost or market. If we are unable to sell the solar cells, or sell the solar cells for less than the market cost, we will record a loss due to the impairment of the assets or on the sale of assets.

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

If we are successful in our efforts to construct manufacturing facility for the production of polysilicon, our ability to successfully compete in the polysilicon and PV system installation markets will depend on a number of factors, including:

•	our ability to manufacture polysilicon and purchase PV modules at a cost that allows us to achieve or maintain profitability in these businesses;

•	our ability to successfully manage a much larger and growing enterprise, with a broader international presence;

•	our ability to attract and expand new customer relationships;

•	our ability to develop new technologies to become competitive through cost reductions and improvements in solar radiation conversion efficiencies;

•	our ability to scale our business to be competitive;

•	future product liability or warranty claims; and

•	our ability to compete within a highly competitive market against companies that have greater resources, longer operating histories and larger market share than we do.

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

The State of Idaho and the municipal governments have approved a variety of incentives to attract Hoku Materials, including tax incentives, financial support for infrastructure improvements around the facilities, and grants to fund the training of new employees. In December 2006, we received a letter from the city of Pocatello, Idaho outlining a variety of financial and other incentives that could be available to us if we ultimately complete the construction of our planned polysilicon production facility in the city of Pocatello, Idaho. This letter is not a legally binding agreement on the part of the city of Pocatello, Idaho or us, and the various incentives described in the letter are subject to a number of risks, contingencies and uncertainties, including the negotiation of a lease for property and the actual availability of financial and other incentives, including favorable tax incentives and utility availability, at the time of completion of planned construction and thereafter.

In March 2007, we entered into a 99-year ground lease with the City of Pocatello, for approximately 67 acres of land in Pocatello, Idaho and in May 2007 we commenced construction. In May 2007, the City of Pocatello approved an ordinance that would provide us with tax incentives related to the infrastructure necessary for the completion of our planned polysilicon plant. We would receive up to $25.9 million in real property tax reimbursements for infrastructure improvements and up to $17 million in real property tax reimbursements based on employment numbers. The tax incentives expire on December 31, 2030. Except for the ground lease and the approved ordinance noted above, we have not entered into any other definitive agreements with the State of Idaho or any municipal government and we may not realize the benefits of these other offered incentives including workforce training funds and utility capacities. If we are unable to realize these incentives the costs of establishing our planned polysilicon facility in Idaho may be higher than we currently estimate.

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

There are a number of PEM fuel cell membrane and MEA product developers and competition is intense. There are a number of public and private companies, national laboratories and universities worldwide that are developing fuel cell membranes and MEAs that compete with our fuel cell products. To our knowledge, DuPont, W.L. Gore and 3M sell the majority of PEM fuel cell membranes and MEAs used in PEM fuel cell systems today. In addition, some of our existing and potential customers have internal membrane and MEA development efforts. These development efforts may result in membrane or MEA products that compete with our fuel cell products. Most of our competitors and potential customers have substantially greater financial, research and development, manufacturing and sales and marketing resources than we do and may complete the research, development and commercialization of their PEM fuel cell membrane and MEA products more quickly and cost-effectively than we can. In addition, most of our competitors have well-established customer and supplier relationships that may provide them with a competitive advantage with respect to sales opportunities and discounts on materials that would make it difficult for us to secure fuel cell sales.

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

Our ability to compete effectively will depend on our ability to protect our intellectual property rights with respect to our Hoku MEAs, Hoku Membranes and manufacturing processes and any intellectual property we develop with respect to our polysilicon business. We rely in part on patents, trade secrets and policies and procedures related to confidentiality to protect our intellectual property. However, much of our intellectual property is not covered by any patent or patent application. Confidentiality agreements to which we are party may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also become known without breach of these agreements or may be independently developed by our competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any of our potential competitive advantages. Moreover, our patent applications may not result in the grant of patents either in the United States or elsewhere. Further, in the case of our issued patents or our patents that may issue, we do not know whether the claims allowed will be sufficiently broad to protect our technology or processes. Even if some or all of our patent applications issue are sufficiently broad, our patents may be challenged or invalidated and we may not be able to enforce them. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. We do not know whether we have been or will be completely successful in safeguarding and maintaining our proprietary rights. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing third-party patents, we could be required to pay substantial royalties and/or damages, and we do not know whether we will be able to obtain licenses to use these patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, manufacture or sale of our products, and could necessitate the expenditure of significant resources to develop or acquire non-infringing intellectual property.

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

Competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with our products and technology. Due to the various technologies involved in the development of fuel cell systems, including membrane and MEA technologies, and PV products, it is impracticable for us to affirmatively identify and review all issued patents that may affect our products. Although we have no knowledge that our products and technology infringe any third party’s intellectual property rights, we cannot be sure that we do not infringe any third party’s intellectual property rights. We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology. Litigation and interference proceedings, even if they are successful, are expensive to pursue and time-consuming, and we could use a substantial amount of our financial resources in either case.

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

The majority of our operations are currently located in Hawaii, which has a limited pool of qualified applicants for our specialized needs. Our future success will depend, in part, on our ability to attract and retain qualified management and technical personnel, many of whom must be relocated from the continental United States or other countries. In addition, we will need to hire and train specialized engineers to manage and operate our planned polysilicon facility. We may not be successful in hiring or retaining qualified personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could harm our business.

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

We rely on single suppliers and, if these suppliers fail to deliver materials that meet our quality requirements in a timely manner or at all, the installation of solar products and manufacture of polysilicon would be limited.

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

Any significant and prolonged disruption of our operations in Hawaii could result in solar installation delays that would reduce our revenue.

Hoku Solar is currently located in Hawaii, which is subject to the potential risk of earthquakes, hurricanes, tsunamis, floods and other natural disasters. The occurrence of an earthquake, hurricane, tsunami, flood or other natural disaster at or near our facility in Hawaii could result in damage, power outages and other disruptions that would interfere with our ability to conduct our business. In October 2006, Hawaii suffered a major earthquake causing significant damage throughout the state. Our facilities and operations; however, did not suffer any damage.

Most of the materials we use must be delivered via air or sea, and some of the equipment used in our production process can only be delivered via sea. Hawaii has a large union presence and has historically experienced labor disputes, including dockworker strikes that have prevented or delayed cargo shipments. Any future dispute that delays shipments via air or sea could prevent us from manufacturing or delivering our solar products in time to meet our customers’ requirements, or might require us to seek alternative and more expensive freight forwarders or contract manufacturers, which could increase our expenses.

We have significant international activities and customers that subject us to additional business risks, including increased logistical complexity and regulatory requirements, which could result in a decline in our revenue.

Sales to companies in Japan accounted for approximately 40% of our revenue in fiscal 2007 and substantially all of our revenue for fiscal 2006 and 2005. All of our revenue for the three months ended June 30, 2007 was from the U.S. Navy. We believe that international sales will account for a significant percentage of our revenue in the future. Hoku Materials’ largest polysilicon supply agreements are with Suntech, Sanyo and GEWD, which are located in The People’s Republic of China, Japan, and Malaysia, respectively. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

Our stock price is volatile and since April 1, 2006 to June 30, 2007, our stock has had closing high and low sales prices in the range of $2.38 to $12.08 per share. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Use of Proceeds from the Sale of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-124423), that was declared effective by the Securities and Exchange Commission on August 5, 2005. We registered 4,830,000 shares of our common stock with a proposed maximum aggregate offering price of $43.5 million, of which we sold 3,683,200 shares at $6.00 per share and an aggregate offering price of $22.1 million. The offering was completed after the sale of 3,683,200 shares. Piper Jaffray & Co. was the book-running managing underwriter of our initial public offering and SG Cowen & Co., LLC and Thomas Weisel Partners LLC, acted as co-managers. Of this amount, $1.5 million was paid in underwriting discounts and commissions, and an additional $2.0 million of expenses were incurred, of which $1.7 million and $317,000 was incurred during fiscal 2006 and 2005, respectively. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. As of June 30, 2007, we had applied the aggregate net proceeds of $18.6 million from our initial public offering as follows:

•	approximately $4.6 million was used for the construction and build-out of our combined office, research and development and manufacturing facility and the purchase of production equipment; and

•	approximately $14.0 million was used for working capital

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

On August 6, 2007, we entered into a Loan Modification Agreement with Bank of Hawaii to amend the maturity date of our credit facility to March 31, 2008 from September 23, 2007. This amendment is included herein as Exhibit 10.49.

Item 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description
10.41(1)	Amendment No. 1, dated June 18, 2007, by and between Hoku Scientific, Inc. and Spire Corporation.

10.44(2)	Amendment No. 1 of Supply Agreement, dated May 26, 2007, by and between Sanyo Electric Company, Ltd. and Hoku Scientific, Inc.

10.45(3)	Amendment No. 1 to Contract, dated May 29, 2007, by and between Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. and Hoku Scientific, Inc.

10.46+	Supply Agreement, dated June 18, 2007, by and between. and Global Expertise Wafer Division Ltd. and Hoku Materials, Inc.

10.47+	Agreement for Engineering of Hoku Electric Substation and Associated Facilities, dated June 14, 2007, by and between Idaho Power Co. and Hoku Materials, Inc.

10.48+	Supply Agreement, dated June 13, 2007, by and between Wuxi Suntech Power Co., Ltd. and Hoku Materials, Inc.

10.49	Loan Modification Agreement, dated August 6, 2007, by and between Bank of Hawaii and Hoku Materials, Inc.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 10.41 to our Current Report on Form 8-K (File Number: 0-51458), dated June 14, 2007 and filed with the Securities and Exchange Commission on June 20, 2007.
(2)	Filed as Exhibit 10.44 to our Annual Report on Form 10-K (File Number: 0-51458), for the fiscal year ended March 31, 2007, filed with the Securities and Exchange Commission on June 29, 2007.
(3)	Filed as Exhibit 10.45 to our Annual Report on Form 10-K (File Number: 0-51458), for the fiscal year ended March 31, 2007, filed with the Securities and Exchange Commission on June 29, 2007.
+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from these exhibits and have been filed separately with the Securities and Exchange Commission.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hoku Scientific, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2007.

HOKU SCIENTIFIC, INC.

/s/ DARRYL S. NAKAMOTO
Darryl S. Nakamoto
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
10.41(1)	Amendment No. 1, dated June 18, 2007, by and between Hoku Scientific, Inc. and Spire Corporation.

10.44(2)	Amendment No. 1 of Supply Agreement, dated May 26, 2007, by and between Sanyo Electric Company, Ltd. and Hoku Scientific, Inc.

10.45(3)	Amendment No. 1 to Contract, dated May 29, 2007, by and between Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. and Hoku Scientific, Inc.

10.46+	Supply Agreement, dated June 18, 2007, by and between. and Global Expertise Wafer Division Ltd. and Hoku Materials, Inc.

10.47+	Agreement for Engineering of Hoku Electric Substation and Associated Facilities, dated June 14, 2007, by and between Idaho Power Co. and Hoku Materials, Inc.

10.48+	Supply Agreement, dated June 13, 2007, by and between Wuxi Suntech Power Co., Ltd. and Hoku Materials, Inc.

10.49	Loan Modification Agreement, dated August 6, 2007, by and between Bank of Hawaii and Hoku Materials, Inc.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 10.41 to our Current Report on Form 8-K (File Number: 0-51458), dated June 14, 2007 and filed with the Securities and Exchange Commission on June 20, 2007.
(2)	Filed as Exhibit 10.44 to our Annual Report on Form 10-K (File Number: 0-51458), for the fiscal year ended March 31, 2007, filed with the Securities and Exchange Commission on June 29, 2007.
(3)	Filed as Exhibit 10.45 to our Annual Report on Form 10-K (File Number: 0-51458), for the fiscal year ended March 31, 2007, filed with the Securities and Exchange Commission on June 29, 2007.
+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from these exhibits and have been filed separately with the Securities and Exchange Commission.
*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hoku Scientific, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.