Form 10-Q
period 2007-09-30
HOKU SCIENTIFIC INC
filed 2007-11-13
CIK 1178336

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

Common Stock, par value $0.001 per share, outstanding as of October 15, 2007: 16,825,551

HOKU SCIENTIFIC, INC.

FORM 10-Q

For the Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

HOKU SCIENTIFIC, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30, 2007 (unaudited)	March 31, 2007
Assets
Cash and cash equivalents	$9,654	$2,567
Short-term investments	6,787	17,389
Accounts receivable	416	377
Inventory	128	2,385
Costs of uncompleted contracts	214	698
Equipment held for sale	52	74
Other current assets	474	537

Total current assets	17,725	24,027
Restricted cash equivalents	9,416	—
Property, plant and equipment, net	8,483	5,795
Other assets	4,325	803

Total assets	$39,949	$30,625

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$715	653
Deferred revenue	352	990
Other current liabilities	839	1,488

Total current liabilities	1,906	3,131
Note payable	7,246	—
Deposits	6,000	2,000

Total liabilities	15,152	5,131

Stockholders’ equity:
Common stock, $0.001 par value as of September 30, 2007 and March 31, 2007. Authorized 100,000,000 shares as of September 30, 2007 and March 31, 2007; issued and outstanding 16,825,551 and 16,503,931 shares as of September 30, 2007 and March 31, 2007, respectively	17	17
Additional paid-in capital	34,352	33,396
Accumulated deficit	(9,570)	(7,914)
Accumulated other comprehensive loss	(2)	(5)

Total stockholders’ equity	24,797	25,494

Total liabilities and stockholders’ equity	$39,949	$30,625

See accompanying notes to consolidated financial statements.

HOKU SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Service and license revenue	$239	$1,943	$1,337	$3,096
Cost of service and license revenue(1)	195	997	953	1,276

Gross margin	44	946	384	1,820
Operating expenses:
Selling, general and administrative(1)	1,270	703	2,438	1,428
Research and development(1)	39	254	82	528

Total operating expenses	1,309	957	2,520	1,956

Loss from operations	(1,265)	(11)	(2,136)	(136)
Interest and other income	261	272	480	543

Income (loss) before income tax benefit	(1,004)	261	(1,656)	407
Income tax benefit	—	42	—	209

Net income (loss)	$(1,004)	$303	(1,656)	$616

Basic net income (loss) per share	$(0.06)	$0.02	$(0.10)	$0.04

Diluted net income (loss) per share	$(0.06)	$0.02	$(0.10)	$0.04

Shares used in computing basic net income (loss) per share	16,640,153	16,451,156	16,577,844	16,443,747

Shares used in computing diluted net income (loss) per share	16,640,153	16,451,156	16,577,844	16,620,856

__________
(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$9	$30	$39	$45
Selling, general and administrative	254	194	501	324
Research and development	36	31	72	54

See accompanying notes to consolidated financial statements.

HOKU SCIENTIFIC, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Six Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,656)	$616
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	68	127
Loss on sale of inventory	285	—
Impairment of equipment held for sale	79	—
Loss on sale of property and equipment	29	—
Stock-based compensation	887	429
Changes in operating assets and liabilities:
Accounts receivable	(39)	(229)
Costs of uncompleted contracts	484	(128)
Inventory	1,972	(45)
Equipment held for sale	(57)	—
Other current assets	63	(336)
Other assets	(3,522)	1
Accounts payable and accrued expenses	62	(230)
Deferred revenue	(638)	(1,481)
Other current liabilities	(649)	365
Deposits	4,000	—

Net cash provided by (used in) operating activities	1,368	(911)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	18,405	1,794
Purchases of short-term investments	(7,800)	—
Increase in restricted cash	(9,416)	—
Acquisition of property and equipment	(2,820)	(170)
Disposition of property and equipment	35	—

Net cash provided by (used in) investing activities	(1,596)	1,624

Cash flows from financing activities:
Net proceeds from note payable	7,246	—
Exercise of common stock options	69	2

Net cash provided by financing activities	7,315	2

Net increase in cash and cash equivalents	7,087	715
Cash and cash equivalents at beginning of period	2,567	166

Cash and cash equivalents at end of period	$9,654	$881

Supplemental disclosure of non-cash investing activities:
Acquisition of property and equipment	$115	$—

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

The Company has historically focused its efforts on the design and development of fuel cell technologies, including Hoku membrane electrode assemblies, or MEAs, and Hoku Membranes. In May 2006, the Company announced its plans to form a photovoltaic, or PV, module business, and its plans to produce polysilicon, a primary material used in the manufacture of PV modules, to complement its fuel cell business. The Company has reorganized its business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells. In February and March 2007, the Company incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly-owned subsidiaries to operate its polysilicon and solar businesses, respectively.

(b) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2007, its results of operations for the three and six months ended September 30, 2007 and 2006, and its cash flows for the six months ended September 30, 2007 and 2006. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period. These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended March 31, 2007 contained in the Company’s Annual Report on Form 10-K. The Company’s fiscal year ends on March 31. The Company designates its fiscal year by the year in which that fiscal year ends; e.g., fiscal year 2007 refers to the fiscal year ended March 31, 2007.

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

(d) Concentration of Credit Risk

Significant customers represent those customers that account for more than 10% of the Company’s total revenue or accounts receivable. Revenue and accounts receivable information is as follows:

	Revenue
	Three months ended September 30,				Six months ended September 30,
	2007		2006		2007		2006
Customer	$	%	$	%	$	%	$	%
U.S. Navy – Naval Air Warfare Center Weapons Division	239	100	896	47	1,337	100	934	30
Nissan	—	—	983	51	—	—	1,967	64

	Accounts Receivable
	September 30, 2007		March 31, 2007
Customer	$	%	$	%
U.S. Navy – Naval Air Warfare Center Weapons Division	108	26	377	100
Hardware Hawaii	301	72	—	—

The primary location of business for Nissan is Japan and for the U.S. Navy—Naval Air Warfare Center Weapons Division and Hardware Hawaii is the United States. All contracts are denominated in U.S. dollars.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115 , or SFAS 159. This new standard permits companies to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. This standard is effective for fiscal years beginning after November 15, 2007. While the Company is currently evaluating the provisions of SFAS 159, the Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

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

Polysilicon and PV Systems Installations Revenue Recognition. Revenue from polysilicon and PV system installations will be recorded in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectibility of the arrangement fee is reasonably assured. Revenue from the sale of electricity will be recorded when collection is reasonably assured.

Hoku Fuel Cell Revenue Recognition. For arrangements that do not fall within the scope of higher-level authoritative literature, the Company recognizes revenue under Staff Accounting Bulletin No. 104, Revenue Recognition , when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectibility of the arrangement fee is reasonably assured.

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

(g) Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), or SFAS 123(R), Share-Based Payment. The Company accounts for stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS 123, Accounting for Stock-Based Compensation , and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Services Under FASB Statement No. 123 .

In accordance with SFAS 123(R), the fair value of stock options granted to the Company’s employees and non-employees is determined using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of several subjective assumptions including the expected life of the option and the expected volatility of the option at the time the option is granted. The fair value of the Company’s stock options, as determined by the Black-Scholes option pricing model, is expensed over the requisite service period, which is generally five years.

(h) Accounting for the Impairment or Disposal of Long-Lived Assets

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

As of September 30, 2007 and March 31, 2007, inventory consisted of raw materials related to the Company’s Hoku Solar division. The inventory as of March 31, 2007 consisted only of solar cells which were resold in August 2007. The inventory as of September 30, 2007 consisted only of solar modules which the Company plans to use for its solar installation projects.

(3) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2007	March 31, 2007
	(in thousands)
Building	$3,830	$3,830
Construction in progress	3,345	544
Land	1,366	1,366
Production equipment	176	178
Office equipment and furniture	87	87
Automobile	70	16
Trade show booth	—	70
Research equipment	—	2

	8,874	6,093
Less accumulated depreciation and amortization	(389)	(298)

Property, plant and equipment, net	$8,483	$5,795

As of September 30, 2007 and March 31, 2007, the Company had no physical assets located outside of the United States.

(4) Note Payable and Restricted Cash

In March 2007, the Company entered into a credit facility of up to $13.0 million with Bank of Hawaii. Loans under the credit facility bear interest, dependent upon the Company’s election at the time of the advance, at either: (1) a floating rate per annum equal to the sum of the primary index rate established from time to time by the Bank of Hawaii minus 1.25%, or (2) a rate per annum equal to the sum of LIBOR for such LIBOR interest period plus 0.50%. Loans under the credit facility are secured by a first priority security interest in Hoku Materials’ cash, cash equivalents, short-term investments and marketable securities contained in an account at Piper Jaffray, a third-party investment bank. As of September 30, 2007, the aggregate amount in the Hoku Materials’ account with Piper Jaffray was $9.4 million consisting of cash equivalent securities and the remaining amount available to draw was $5.8 million. The Company considers the entire Hoku Materials’ balance as restricted cash pursuant to the terms of the credit facility. In addition, Hoku Materials must maintain a loan-to-value ratio between 70% to 95% dependent upon the collateral type in such account. Hoku Scientific and Hoku Materials are also subject to certain financial and operational covenants, including maintaining an effective tangible net worth of not less than $20.0 million. Effective tangible net worth is defined as GAAP net worth, less intangible assets. As of September 30, 2007, Hoku Scientific and Hoku Materials were in compliance with the covenants of the credit facility. In August 2007, the Company amended the maturity date of the credit facility to March 31, 2008 from September 23, 2007.

The Company plans to use these funds to finance, in part, certain expenses related to its polysilicon production facility in Pocatello, Idaho. In October 2007, the Company borrowed an additional $3.0 million and increased its restricted cash accordingly to be in compliance with the terms of the credit facility.

(5) Stockholders’ Equity

Changes in stockholders’ equity were as follows for the six months ended September 30, 2007 (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
Balance as of March 31, 2007	$17	$33,396	$(7,914)	$(5)	$25,494	$(1,366)
Net loss	—	—	(1,656)	—	(1,656)	(1,656)
Stock-based compensation	—	375	—	—	375	—
Exercise of common stock options	—	69	—	—	69	—
Grants of stock awards	—	512	—	—	512	—
Change in unrealized gain on investments	—	—	—	3	3	3

Balance as of September 30, 2007	$17	$34,352	$(9,570)	$(2)	$24,797	$(3,019)

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

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company also records a valuation allowance to reduce deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company continues to provide a valuation allowance against its net deferred tax assets as of September 30, 2007.

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

The following table sets forth the computation of basic and diluted net income (loss) per share, including the reconciliation of the denominator used in the computation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(1,004)	$303	$(1,656)	$616
Denominator:
Weighted average shares of common stock (basic)	16,640,153	16,451,156	16,577,844	16,443,747
Effect of Dilutive Securities
Add:
Weighted average stock options	—	—	—	177,109

Weighted average shares of common stock (diluted)	16,640,153	16,451,156	16,577,844	16,620,856

Basic net income (loss) per share	$(0.06)	$0.02	$(0.10)	$0.04

Diluted net income (loss) per share	$(0.06)	$0.02	$(0.10)	$0.04

The basic weighted average shares of common stock for the three and six months ended September 30, 2007 excludes unvested restricted shares of common stock from the computation of basic net loss per share.

During the three and six months ended September 30, 2007, potential dilutive securities included options to purchase 427,912 and 386,909 shares of common stock at prices ranging from $0.075 to $6.11 per share and $0.075 to $4.50 per share, respectively. During the three and six months ended September 30, 2007, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share, primarily due to the Company’s net loss for the period. As of September 30, 2006, potential dilutive securities included options to purchase 743,932 shares of common stock at prices ranging from $0.075 to $9.81 per share. During the three months ended September 30, 2006, potential common equivalent shares were anti-dilutive and were excluded in computing diluted net income per share, primarily due to a decline in average market value per share.

(8) Stock-based Compensation

Stock Options. The Company granted options to purchase 19,998 shares of common stock during the six months ended September 30, 2007 under the Company’s 2005 Equity Incentive Plan. The Company recorded stock-based compensation expense of $178,000 and $195,000 during the three months ended September 30, 2007 and 2006, respectively, and $352,000 and $357,000 during the six months ended September 30, 2007 and 2006, respectively, which includes the continued recognition of previously granted awards. The stock-based compensation expense excludes $3,000 and $9,000 for the three months ended September 30, 2007 and 2006, respectively, and $8,000 and $23,000 for the six months ended September 30, 2007 and 2006, respectively, which were capitalized to cost of uncompleted contracts. In addition, stock-based compensation expense excludes $8,000 and $15,000 for the three and six months ended September 30, 2007, respectively, which was capitalized as construction in progress. No stock-based compensation expenses were capitalized to construction in progress for the three and six months ended September 30, 2006.

The fair value of the stock options granted is calculated using the Black-Scholes option pricing model as allowed by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). The assumptions used to estimate fair value included:

	Three months ended September 30,		Six months ended September 30,
	2007	2006	2007	2006
Risk-free interest rate	4.20%	4.74% - 5.10%	4.20%	4.74% - 5.10%
Dividend yield	None	None	None	None
Expected volatility	100%	100%	100%	100%
Expected life (in years)	6.5	6.5 - 7.5	6.5	6.5 - 7.5

Stock-based compensation expense is recognized on a straight-line basis as the stock options vest. The expected forfeiture rate for the three and six months ended September 30, 2007 was 30% and the expected forfeiture rate for the three and six months ended September 30, 2006 was 35%. The expected forfeiture rates are applied against stock-based compensation expense, based on the Company’s historical experience.

Stock Awards. The Company granted 66,705 and 17,298 fully-vested shares of common stock during the six months ended September 30, 2007 and 2006, respectively. The fully-vested shares granted during the six months ended September 30, 2007 related to the Fiscal 2007 Executive Incentive Compensation Plan, and, as such, no expense was recorded since the expense was recognized during fiscal 2007. The Company recorded stock-based compensation expense of $65,000 related to the stock awards granted during the six months ended September 30, 2006, which excludes $1,000 capitalized to cost of uncompleted contracts.

Restricted Stock Awards. The Company granted 203,600 restricted shares of common stock during the six months ended September 30, 2007. The Company recorded stock-based compensation expense of $111,000 and $221,000 related to the stock awards granted during the three months and six months ended September 30, 2007, respectively. During the six months ended September 30, 2006, no restricted stock awards were granted.

The Company expects to incur an aggregate of $2.2 million of future stock-based compensation expense associated with unvested stock options and restricted awards outstanding as of September 30, 2007 through September 30, 2012.

(9) Short-Term Investments

The available-for-sale securities as of September 30, 2007 and March 31, 2007 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses Less Than 12 Months
					Count	Fair Value	Amount
As of September 30, 2007
Commercial paper	$3,993	$—	$(2)	$3,991	3	$3,991	$(2)
Government bonds	2,796	—	—	—	—	—	—

Total short-term investments	$6,789	$—	$(2)	$6,787	3	$3,991	$(2)

As of March 31, 2007
Commercial paper	$4,511	$—	$(4)	$4,507	4	$4,507	$(4)
Government bonds	12,883	—	(1)	12,882	12	12,882	(1)

Total short-term investments	$17,394	$—	$(5)	$17,389	16	$17,389	$(5)

(10) Operating Segments

Operating segments are components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is made up of the Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and the Vice President of Business Development and General Counsel. The chief operating decision-making group manages the profitability, cash flows, and assets of each segment’s various product or service lines and businesses. The Company has three operating business units in two industries: Fuel Cell and Solar. The Fuel Cell industry is comprised of the fuel cell business unit. The Solar industry is comprised of the PV module installation business unit (Hoku Solar) and polysilicon production business unit (Hoku Materials). During the three and six months ended September 30, 2006, Hoku Solar and Hoku Materials were not considered business units since activity was not material.

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Hoku Fuel Cells	$239	$1,943	$1,337	$3,096
Hoku Solar	—	—	—	—
Hoku Materials	—	—	—	—

Total consolidated revenue	$239	$1,943	$1,337	$3,096

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Income (loss) from operations:
Hoku Fuel Cells	$(34)	$(11)	$204	$(136)
Hoku Solar	(692)	—	(1,246)	—
Hoku Materials	(539)	—	(1,094)	—

Total consolidated loss from operations	$(1,265)	$(11)	$(2,136)	$(136)

The reconciliation of segment operating results to the Company’s consolidated totals was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Consolidated loss from operations	$(1,265)	$(11)	$(2,136)	$(136)
Interest and other income	261	272	480	543

Income (loss) before income taxes	(1,004)	261	(1,656)	407
Income tax benefit	—	42	—	209

Net income (loss)	$(1,004)	$303	$(1,656)	$616

The Company allocates its assets to its business units based on the primary business units benefiting from the assets.

	September 30, 2007	March 31, 2007
Identifiable assets:
Hoku Fuel Cells	$209	$1,250
Hoku Solar	969	3,150
Hoku Materials	17,133	2,763
Unallocated assets	21,638	23,462

	$39,949	$30,625

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements about:

•

our ability to raise sufficient funds to procure and construct a production plant for polysilicon, including payments for the engineering, procurement and construction management services from Stone and Webster, Inc., construction services from JH Kelly LLC, the purchase and installation of the equipment from Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd. and Idaho Power Company, and other vendors, contractors and consultants in general, and to comply with our obligations under our agreements with Sanyo Electric Company, Ltd., Wuxi Suntech Power Co., Ltd., and Global Expertise Wafer Division Ltd.;

•

Stone & Webster, Inc., JH Kelly LLC, Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., and other vendors, contractors and consultants’ ability to meet the delivery schedules in their respective agreements with us;

•	our ability to engineer and construct a production plant for polysilicon;

•	our ability to produce polysilicon;

•	our ability to produce trichlorosilane, and the efficiency and potential operating cost savings from the trichorosilane production process to be designed by Dynamic Engineering Inc.;

•	our selection of the City of Pocatello, Idaho as our location for our planned polysilicon production facility;

•	our ability to meet the quality, quantity and timing requirements under our supply agreements with Sanyo Electric Company, Ltd., Wuxi Suntech Power Co., Ltd. and Global Expertise Wafer Division Ltd.;

•	the quality of polysilicon to be produced by us;

•	our costs to produce polysilicon, and our ability to offer pricing that is competitive with competing products;

•	the schedule for installation of photovoltaic systems in calendar year 2007;

•

our ability to obtain solar modules from third party vendors and our ability to offer pricing for photovoltaic system installations that is competitive with competing products and installation providers;

•	the performance and durability of the photovoltaic systems we install;

•	the cost to procure and install photovoltaic systems;

•	our ability to offer pricing that is competitive with competing products and expected future revenue from the photovoltaic system installation business.

•	our ability to sell our land and facility located in Kapolei, Hawaii at a favorable price, or at all;

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

We have historically focused our efforts on the design and development of fuel cell technologies, including our Hoku membrane electrode assemblies, or MEAs, and Hoku Membranes. In May 2006, we announced our plans to form a photovoltaic, or PV, module and system installation business, and our plans to produce polysilicon, a primary material used in the manufacture of PV modules, to complement our fuel cell business. In fiscal 2007, we reorganized our business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells. In February and March 2007, we incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly-owned subsidiaries to operate our polysilicon and solar businesses, respectively.

Hoku Materials

In February 2007, in order to ensure an adequate supply of polysilicon for Hoku Solar’s modules, we incorporated Hoku Materials to produce this key material for consumption by Hoku Solar and for sale to the larger solar market. We commenced construction of our planned polysilicon production facility in May 2007 and anticipate the availability of polysilicon beginning in the first half of calendar year 2009. We intend to finance the construction of this facility through a combination of prepayments from customers and debt and/or equity financing.

In January 2007, we signed a contract with Sanyo Electric Company, Ltd., or Sanyo, to provide Sanyo with $370 million of polysilicon sales over a seven year period and Sanyo advanced to us $2 million and deposited an additional $109 million into an escrow account at Bank of Hawaii to be released to us upon achievement of certain polysilicon production and quality milestones. In October 2007, we amended the agreement with Sanyo by extending the date to complete the financing for the construction of our polysilicon production plant from October 17, 2007 to December 31, 2007.

In May 2007, the City of Pocatello approved an ordinance that would provide us with tax incentives related to the infrastructure necessary for the completion of our planned polysilicon plant. We would receive up to $25.9 million in real property tax reimbursements for infrastructure improvements and up to $17 million in real property tax reimbursements based on employment numbers.

In June 2007, we entered into an agreement with Wuxi Suntech Power Co., Ltd., or Suntech, to provide Suntech with up to $678 million of polysilicon sales over a ten year period, and Suntech advanced to us $2 million and will make additional prepayments for products in the amount of $45 million in installments upon achievement of certain polysilicon production and quality milestones. In August 2007, the parties amended the agreement to eliminate the requirement that Suntech’s $45 million letter of credit be issued by Bank of China and to clarify the limitations on our ability to sell additional polysilicon products to third party customers in connection with any planned expansion of our production capacity. In August, as security for Suntech’s prepayment obligation, Suntech delivered a $45 million letter of credit issued to us by the Chicago branch of ABN AMRO Bank NV. The contract also includes a provision that allows for either party to cancel years 8 through 10 of delivery for any reason. Such cancellation notice must be delivered to the other party prior to the end of the fourth year of delivery under the agreement.

In June 2007, we entered into an agreement with Global Expertise Wafer Division Ltd., or GEWD, a wholly-owned subsidiary of Solar-Fabrik AG, to provide GEWD with up to $185 million of polysilicon sales over a seven year period, and GEWD advanced to us $2 million and will make additional prepayments for products in the amount of $51 million in installments upon achievement of certain polysilicon production and quality milestones. As security for GEWD’s $51 million prepayment obligation, GEWD obtained a $25 million letter of credit in our favor from Dresdner Bank AG. GEWD was required to obtain an additional $26 million bank letter of credit to us on or before September 30, 2007. As GEWD did not obtain the additional $26 million letter of credit, we reduced the predetermined volume of polysilicon and increased the predetermined price under the agreement. The result is we will now provide GEWD with up to $117 million of polysilicon sales over a seven year period, and GEWD’s prepayment obligation has been reduced to $27 million, including the $2 million already paid to us in cash and the $25 million that is supported by the Dresdner Bank standby letter of credit.

In August 2007, we entered into an agreement with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering, procurement, and construction management services, or the EPCM Agreement, for the construction of a polysilicon production plant with an annual capacity of 2,000 metric tons. We will pay S&W on a time and materials basis plus a fee for its services and incentives if certain schedule and cost targets are met. The target cost for the services to be provided under the EPCM Agreement is $41.5 million, plus up to $5.0 million of additional incentives that may be payable. In October 2007, we issued a change order under the EPCM Agreement to increase the rated polysilicon production capacity of our planned facility to up to 2,500 metric tons per year. The change order did not change S&W’s target costs or their incentives under the EPCM Agreement.

In August 2007, we entered into an agreement with JH Kelly LLC., or JH Kelly, for construction services for the construction of a polysilicon production plant with an annual capacity of 2,000 metric tons, or the Construction Agreement. We will pay JH Kelly on a time and materials basis plus a fee for its services and incentives if certain schedule, cost and safety targets are met. The target cost for the services to be provided under the Construction Agreement is $120.0 million, including up to $5.0 million of incentives that may be payable. In October 2007, we issued a change order under the Construction Agreement to increase the rated polysilicon production capacity of our planned facility to up to 2,500 metric tons per year. The change order increased JH Kelly’s target cost by $1.0 million; however there is no change to the additional incentives of the contract.

In October 2007, we entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license, for the process to produce and purify trichlorosilane, or TCS. Under the agreement, Dynamic is obligated to design and engineer a TCS production facility that is capable of producing a sufficient quantity of TCS for us to produce up to 2,500 metric tons of polysilicon per year at our planned polysilicon production facility. The Dynamic process is to be integrated by S&W into the overall polysilicon production facility, and will be constructed by JH Kelly. Dynamic’s engineering services will be provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that we may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the completed facility, and has agreed to indemnify us for any third party claims of intellectual property infringement.

In October 2007, we entered into an amended and restated contract with GEC Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, to include an option for us to purchase additional hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, or the Reactor Contract, for a total purchase price of up to approximately 6.7 million Euros ($9.6 million as of September 30, 2007). The option will enable us to produce up to an additional 500 metric tons of polysilicon per year, which, if exercised, would bring our total polysilicon production capacity to 2,500 metric tons per year, and the total amounts payable to GEC and MSA up to 27 million Euros ($38.5 million as of September 30, 2007). As of September 30, 2007, we have paid GEC and MSA 3.1 million Euros. In addition, we, GEC and MSA agreed to eliminate the requirement from our prior contract that we establish an irrevocable Letter of Credit for 65% of the total contract amount, providing instead for us to make monthly progress payments.

Due to our recent developments, we plan to build and equip a polysilicon production facility capable of producing between 2,000 and 2,500 metric tons of polysilicon per year. We continue to estimate a range for our annual production capacity of polysilicon, rather than a fixed number, because we have not exercised our option to purchase additional polysilicon reactors from GEC and MSA, which would bring our total polysilicon production capacity to 2,500 metric tons per year. We estimate the total cost to construct and equip the polysilicon facility with an annual capacity of 2,500 metric tons will be approximately $300 million. We intend to use the $185 million in advance payment commitments from our polysilicon customer agreements to contribute to the financing of the construction, subject to our successful achievement of various polysilicon production and quality milestones. However, there are no assurances that we will be able to obtain the financing for the remaining construction costs on satisfactory terms, or at all.

During the three and six months ended September 30, 2007, Hoku Materials incurred expenses of $539,000 and $1.1 million, respectively, which mainly consist of payroll, travel expenses, and professional fees. In addition, as of September 30, 2007, Hoku Materials had incurred $3.3 million related to services for the construction of the Idaho plant and $4.3 million related to equipment deposits for the Idaho plant.

Hoku Solar

In March 2007, we incorporated Hoku Solar to assemble and install photovoltaic, or PV, systems. To date, we have signed installation contracts which include Hardware Hawaii and Paradise Beverages, and in July 2007, we entered into an agreement with Bank of Hawaii to install a PV system on Bank of Hawaii’s historic Kohala (Kapa’au) branch, located on the Big Island of Hawaii. We expect to complete some of these installations in the second half of fiscal 2008. We and Bank of Hawaii also signed a non-binding letter of intent for us to explore additional turnkey PV system installations for Bank of Hawaii’s other neighbor island facilities on the islands of Hawaii, Maui and Kauai.

As of October 2007, we are still in negotiations with Hawaiian Electric Company for the installation of a 167 kilowatt PV system and the sale of the power generated by that system over a 20-year period to Hawaiian Electric Company. We plan to continue to market, sell and install turnkey PV systems and will use modules purchased from third party suppliers. In addition, we continue to explore the sale of our land and facility in Kapolei, Hawaii and the relocation to a smaller leased warehouse and office space on the island of Oahu, Hawaii.

In June 2007, we announced our strategy to focus on the sale of turnkey PV system installations, and related services, and our plan to exit the solar module manufacturing business. In connection with this strategy, we resold our 15 megawatt-per-year solar module production line in July 2007, before it was delivered, for $1.8 million, and in September 2007, we resold our inventory of solar cells for $2.1 million and recognized a loss on the sale of $285,000. The module production line and the solar cells had been originally purchased for $1.9 million, and $2.8 million, respectively. In March 2007, we recognized a write-down of $379,000 related to solar cell inventory and in June 2007 we wrote-down the solar module production line to $1.8 million.

During the three and six months ended September 30, 2007, Hoku Solar incurred expenses of $691,000 and $1.2 million, respectively, which mainly consist of payroll expenses, including stock-based compensation, professional fees, the impairment related to the solar module equipment and depreciation. In addition, as of September 30, 2007, Hoku Solar had incurred $214,000 related to cost of uncompleted contracts.

Hoku Fuel Cells

We operate our fuel cell business under the name Hoku Fuel Cells, which has designed, developed and manufactured MEAs for proton exchange membrane, or PEM, fuel cells. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and we have not sold any products commercially. In August 2007, we completed our contract with the U.S. Navy, and have one testing agreement with another customer; however, there are no current testing activities under this agreement. We do not currently plan on actively pursuing any new contracts or committing resources to further develop our fuel cell products and intend to selectively pursue patent applications in order to protect our technology, inventions and improvements related to our fuel cell products.

During the three and six months ended September 30, 2007, Hoku Fuel Cells incurred expenses of $79,000 and $180,000, respectively, which mainly consist of stock-based compensation and professional fees.

Financial Operations Review

Revenue

To date, we have derived substantially all of our revenue with the U.S. Navy, Nissan Motor Co., Ltd., or Nissan, and Sanyo Electric Co., Ltd., or Sanyo, through contracts related to testing and engineering services related to Hoku Fuel Cells. We anticipate our revenue in fiscal 2008 from Hoku Fuel Cells to be principally comprised of service and license revenue from the U.S. Navy. Revenue under our service contracts are recognized based on the last deliverable as the contracts contain multiple elements. Revenue under our license contracts is recognized upon shipment of the associated licensed products.

As of September 30, 2007, we had not generated any revenue from Hoku Solar. In October 2007, we began generating revenue from Hoku Solar through the sale of PV system installations. In July 2007, we entered into an agreement with Bank of Hawaii to install a PV system on Bank of Hawaii’s historic Kohala (Kapa’au) branch, located on the Big Island of Hawaii, which we anticipate to complete during the quarter ended December 31, 2007. We and Bank of Hawaii also signed a non-binding letter of intent for Hoku Solar to explore additional turnkey PV system installations for the Bank’s other facilities on the islands of Hawaii, Maui and Kauai. As of October 31, 2007, we are still in negotiations with Hawaiian Electric Company for the installation of a 167 kilowatt PV system and the sale of the power generated by that system over a 20-year period to Hawaiian Electric Company, and we continue to actively pursue other PV system installation contracts. There is no guarantee that we will obtain these contracts.

We also anticipate generating revenue from Hoku Materials through the sale of polysilicon beginning in the first half of calendar year 2009.

U.S. Navy - Naval Air Warfare Center Weapons Division. In March 2005, we were awarded a contract with the U.S. Navy to develop and demonstrate a PEM fuel cell power plant prototype that incorporates our Hoku MEAs within IdaTech, LLC, or IdaTech, fuel cell stacks and integrated fuel cell systems.

Pursuant to the contract, we manufactured 11 fuel cell power plants for delivery to the U.S. Navy. The U.S. Navy officially accepted the 11 fuel cell power plants and demonstrated 10 of these fuel cell power plants at Pearl Harbor, Hawaii. The aggregate amount of the contract was $4.5 million and as of September 30, 2007, we have received $4.4 million in payments. We received an additional $108,000 in payments from the U.S. Navy in October 2007. We recognized $239,000 and $1.3 million in revenue during the three and six months ended September 30, 2007, respectively, and $896,000 and $934,000 in revenue during the three and six months ended September 30, 2006. We completed all work related to this contract in August 2007.

We retain all intellectual property related to our Hoku Membranes and Hoku MEAs. We also retain the rights to any invention that is conceived while performing the work under this contract; however, the U.S. Government has a non-exclusive, non-transferable, irrevocable, paid-up license to use the invention throughout the world.

IdaTech, LLC. In April 2005, we entered into a subcontract with IdaTech to specify the work that IdaTech will perform in connection with our prime contract with the U.S. Navy. We selected IdaTech based upon its focus on stationary applications, integrated fuel processor technology and experience in developing and demonstrating fuel cell technologies for the U.S. Department of Defense. Under the subcontract, IdaTech agreed to provide the necessary personnel, facilities, equipment, materials, data, supplies and services to integrate our Hoku MEAs within IdaTech’s fuel cell stacks and integrated fuel cell systems. We paid IdaTech $380,000 in installments upon completion of certain phases outlined in this contract. The contract was extended when the U.S. Navy exercised the options described above. In accordance with the contract extension, we agreed to paid IdaTech $473,000 to purchase an additional 11 fuel cell power plants. We also paid IdaTech $125,000, because the U.S. Navy exercised its option to have us operate and maintain 10 fuel cell power plants.

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

As of September 30, 2007, we have paid $947,000 of the $968,000 due to Idatech pursuant to the agreement.

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

We expect that our Step 3 Contract with Nissan, which ended on December 31, 2006, will be our final engineering service contract with Nissan; however, Nissan may continue to purchase our products for testing. At this time, we do not believe we will receive any meaningful revenue from Nissan in the foreseeable future. In addition, Nissan may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. As of September 30, 2007, there are no additional costs or obligations to Nissan.

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

We expect that our Testing Agreement with Sanyo, which ended on July 31, 2006, will be our final engineering service contract with Sanyo; however, Sanyo may continue to purchase our products for testing. At this time, we do not believe we will receive any meaningful revenue from Sanyo in the foreseeable future. In addition, Sanyo may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. As of September 30, 2007, there are no additional costs or obligations to Sanyo.

Additional Customers. We have significantly scaled-back our expenditures and investments in Hoku Fuel Cells, and we intend to focus increasingly on Hoku Solar and Hoku Materials. We are not currently seeking new fuel cell customers to test our products.

Cost of Revenue

Our cost of revenue consists primarily of employee compensation, including stock-based compensation, and supplies and materials. We expect our cost of revenue to increase on an absolute basis as our polysilicon production and our PV system installation activities increase.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of employee compensation, including stock-based compensation for executive, sales and marketing, finance and administrative personnel. Other significant costs include insurance costs, professional fees for accounting, legal and consulting services and insurance costs. We expect our selling, general and administrative expenses to increase by a significant factor as a result of our entry into the polysilicon and PV module markets.

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

Results of Operations

Three Months Ended September 30, 2007 and 2006

Revenue. Revenue was $239,000 for the three months ended September 30, 2007 compared to $1.9 million for the same period in 2006. Revenue for the three months ended September 30, 2007 was comprised of service and license revenue from contracts with the U.S. Navy compared to service and license revenue primarily from contracts with Nissan and the U.S. Navy of $983,000 and $896,000, respectively, for the same period in the 2006.

Cost of Service and License Revenue. Cost of service and license revenue was $195,000 for the three months ended September 30, 2007 compared to $997,000 for the same period in 2006. The cost of service and license revenue for the three months ended September 30, 2007 related to contracts with the U.S. Navy compared to cost of service and license revenue primarily related to the Nissan and the U.S Navy contracts for the same period in 2006. Cost of service license revenue primarily consists of manufacturing expenses, including employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.3 million for the three months ended September 30, 2007 compared to $703,000 for the same period in 2006. The increase of $567,000 was primarily due to the loss on the resale of solar cells of $285,000, redeployment of personnel, supplies and other costs, which were previously captured in customer contracts as costs of uncompleted contracts or cost of service and license of $109,000, and an increase in travel expenses of $31,000. In addition, employee compensation, including stock-based compensation, increased by $150,000 due to the hiring of additional employees and employees formerly in research and development transferring to the selling, general and administrative department. The increase was offset by a decrease in D&O insurance expense of $7,000, due to better premiums for the same coverage limits.

Research and Development Expenses. Research and development expenses were $39,000 for the three months ended September 30, 2007 compared to $254,000 for the same period in 2006. The decrease of $215,000 was primarily due to the reduction of employees in our fuel cell business resulting in reductions in payroll and stock-based compensation expense of $77,000, office supplies and other facility costs of $53,000, medical benefits of $16,000, and by reductions in costs related to materials and services used for research and development of $31,000. The decrease was also due to a reduction in depreciation of $32,000 primarily due to the write-down of fuel cell equipment and the reclassification of fuel cell equipment from held-for-use to held-for-sale.

Interest and Other Income. Interest and other income was $261,000 for the three months ended September 30, 2007, compared to $272,000 for the same period in 2006. The decrease of $11,000 was primarily due to lower average balances of cash equivalent and short-term investments.

Six Months Ended September 30, 2007 and 2006

Revenue. Revenue was $1.3 million for the six months ended September 30, 2007 compared to $3.1 million for the same period in 2006. Revenue for the six months ended September 30, 2007 was comprised of service and license revenue from contracts with the U.S. Navy compared to service and license revenue primarily from contracts with Nissan and the U.S. Navy of $2.0 million and $934,000, respectively, for the same period in the 2006.

Cost of Service and License Revenue. Cost of service and license revenue was $953,000 for the six months ended September 30, 2007 compared to $1.3 million for the same period in 2006. The cost of service and license revenue for the six months ended September 30, 2007 related to contracts with the U.S. Navy compared to cost of service and license revenue primarily related to the Nissan and the U.S Navy contracts for the same period in 2006. Cost of service license revenue primarily consists of manufacturing expenses, including employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.4 million for the six months ended September 30, 2007 compared to $1.4 million for the same period in 2006. The increase of $1.0 million was primarily due to employee compensation, including stock-based compensation, increasing by $372,000 due to the hiring of additional employees and employees formerly in research and development transferring to the selling, general and administrative department. The increase was also due to redeployment of personnel, supplies and other costs, which were previously captured in customer contracts as costs of uncompleted contracts or cost of service and license of $292,000. Furthermore the increase was attributable to the loss on the resale of solar cells of $285,000, the write-down of equipment of $79,000 and an increase in travel expenses of $54,000. The increase was offset by a decrease in professional fees consisting principally of legal, accounting, consulting and other service fees of $49,000, insurance expense of $16,000 and office supplies of $10,000.

Research and Development Expenses. Research and development expenses were $82,000 for the six months ended September 30, 2007 compared to $528,000 for the same period in 2006. The decrease of $446,000 was primarily due to a reduction in payroll expenses of $161,000 primarily due to the reduction of employees in our fuel cell business and by reductions in costs related to materials and services used for research and development of $110,000. The decrease was also due to a reduction in facility costs of $83,000, depreciation of $63,000, primarily due to the write-down of fuel cell equipment and reclassification of fuel cell equipment from held-for-use to held-for-sale and insurance expense of $34,000.

Interest and Other Income. Interest and other income was $480,000 for the six months ended September 30, 2007, compared to $543,000 for the same period in 2006. The decrease of $63,000 was primarily due to lower average balances of cash equivalent and short-term investments.

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

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities at the tax rates we expect to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. Our ultimate realization of deferred tax assets depends upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the best available objective evidence, it is more likely than not that our remaining net deferred tax assets will not be realized. Accordingly, we continue to provide a valuation allowance against our net deferred tax assets as of September 30, 2007.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 on April 1, 2007. The adoption of this interpretation did not have a material impact on our consolidated financial statements.

Variability of Results

We were the prime contractor in a U.S. Navy fuel cell demonstration project which was completed in August 2007. Although we began the installation of PV systems in October 2007, in the near term, we have limited sources of revenue. To date, we have entered into several installation contracts which include Bank of Hawaii, Hardware Hawaii, and Paradise Beverages. In May 2007, Hawaiian Electric Company selected us to enter into negotiations for the installation of a 167 kW PV system and our sale to Hawaiian Electric Company of the power generated by that system over a 20-year period. As of October 31, 2007, we are still in negotiations with Hawaiian Electric Company and there is no guarantee that we will obtain this contract.

Our future operating results and cash flows will depend on many factors that impact Hoku Materials, Hoku Solar and Hoku Fuel Cells including the following:

•	the size and timing of customer orders, milestone achievement, plant construction, product shipment, installation or delivery and customer acceptance, as applicable, and to the extent required;

•	our success in obtaining financing for the construction of our planned polysilicon plant;

•	our success in maintaining and enhancing existing strategic relationships and developing new strategic relationships with potential customers;

•	our ability to protect our intellectual property;

•	actions taken by our competitors, including new product introductions and pricing changes;

•	the costs of maintaining and expanding our operations;

•	customer budget cycles and changes in these budget cycles; and

•	external economic and industry conditions.

As a result of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indicators of future performance.

Liquidity and Capital Resources

We had net income for fiscal 2006, however, we incurred cumulative net losses since our inception through September 30, 2007. As of September 30, 2007, we had an accumulated deficit of $9.6 million. During the six months ended September 30, 2007, Hoku Materials and Hoku Solar did not generate any revenue and our revenue from Hoku Fuel Cells was limited to our contract with the U.S. Navy which was completed in August 2007. We expect that our Step 3 Contract with Nissan, which ended in September 2006, our Testing Agreement with Sanyo, which ended in July 2006, and our contracts with the U.S. Navy, which ended in August 2007, will be our final engineering service contracts with these companies. At this time, we do not believe we will receive any meaningful revenue from Nissan, Sanyo or the U.S. Navy in the foreseeable future. In addition, Nissan, Sanyo or the U.S. Navy may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. As of September 30, 2007, there are no additional costs or obligations to Nissan, Sanyo or the U.S. Navy.

Although we began the installation of PV systems in October 2007, in the near term, we have limited sources of revenue. To date, we have entered into several installation contracts which include Bank of Hawaii, Hardware Hawaii, and Paradise Beverages. In May 2007, Hawaiian Electric Company selected us to enter into negotiations for the installation of a 167 kW PV system and our sale to Hawaiian Electric Company of the power generated by that system over a 20-year period. As of October 31, 2007, we are still in negotiations with Hawaiian Electric Company and there is no guarantee that we will obtain this contract.

We will also need approximately $300 million to successfully complete our planned construction of our polysilicon manufacturing facilities. See “Solar and Polysilicon Facilities” below. The result is that we expect our costs to increase significantly, which will result in further losses on a quarterly and annual basis.

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

In March 2007, we entered into a credit facility of up to $13 million with Bank of Hawaii and as of September 30, 2007 had $5.8 million available under the credit facility. In October 2007, we borrowed an additional $3.0 million against the credit facility. We plan to use these funds to finance, in part, certain expenses related to our polysilicon production facility in Idaho. In August 2007, we amended the maturity date of the credit facility to March 31, 2008 from September 23, 2007.

Net Cash Provided By (Used In) Operating Activities Net cash provided by operating activities was $1.4 million for the six months ended September 30, 2007 compared to net cash used of $911,000 for the same period in 2006. The increase of $2.3 million was primarily a result of the receipt of deposits related to polysilicon supply agreements and sale of the solar module equipment and solar cell inventory. The increase was offset by the payments made for equipment deposits for the polysilicon facility and net loss for the six months ended September 30, 2007.

Net Cash Provided By (Used In) Investing Activities Net cash used in investing activities was $1.6 million for the six months ended September 30, 2007 compared to net cash provided by investing activities of $1.6 million for the same period in 2006. The decrease of $3.2 million is primarily due to the use of investments as restricted cash for our note payable.

Net Cash Provided By Financing Activities Net cash provided by financing activities was $7.3 million for the six months ended September 30, 2007 compared to net cash provided by financing activities of $2,000 for the same period in 2006. The increase of $7.3 million is primarily due to proceeds from our note payable.

Contractual Obligations

The following table summarizes the contractual obligations that existed at September 30, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Construction in progress obligations	$711	$711	$—	$—	$—
Equipment purchase obligations	29,928	100	29,828	—	—
Note payable obligations	7,246	7,246

Operating lease obligations	1	1	—	—	—

Total	$37,886	$8,058	$29,828	$—	$—

VECO USA, Inc. In March 2007, we awarded a contract to VECO USA, Inc. for the initial design phase engineering, procurement and construction management services of our polysilicon production plant on a time and materials basis. We paid $458,000 to VECO USA, Inc. and the contract expired prior to September 30, 2007.

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

Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. In January 2007, we entered into a contract with Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, we will pay up to a total of 20.9 million Euros ($29.8 million as of September 30, 2007) for the reactors. The reactors are designed and engineered to produce approximately 2,000 metric tons of polysilicon per year. The term of the contract extends until the end of the first month after the expiration date of the warranty period, but may be terminated earlier under certain circumstances. In May 2007, we paid GEC and MSA 3.1 million Euros ($4.2 million on the date of payment) for the initial deposit of 15% for hydrogen reduction reactors capable of producing 2,000 metric tons of polysilicon per year. In October 2007, we, GEC and MSA amended and restated the contract to eliminate the requirement that an irrevocable letter of credit equal to 65% of the purchase price for the reactors to be delivered, and to include an option for us to order additional reactors capable of producing an additional 500 metrics of polysilicon per year for a total purchase price of approximately 6.7 million Euros ($9.6 million as of September 30, 2007).

Idaho Power Company. In June 2007, we entered into an Agreement for Engineering of Hoku Electric Substation and Associated Facilities, or the Engineering Agreement, with Idaho Power Company to begin the engineering and procurement process for the electric substation to provide power for the planned polysilicon production plant in Pocatello, Idaho. We paid Idaho Power Company two payments of $458,500 in June and September 2007.

Wuxi Suntech Power Co. Ltd. In June 2007, we entered into a supply agreement with Suntech for the sale and delivery of polysilicon to Suntech over a ten-year period beginning in July 2009, or the Suntech Supply Agreement. Under the Suntech Supply Agreement, up to approximately $678 million may be payable to us during the ten-year period, subject to certain polysilicon production and quality milestones. The Suntech Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Suntech each month and each year at set prices from or before July 1, 2009, for a continuous period of ten years. The term of the Suntech Supply Agreement is ten years from the date of the first shipment in 2009, which is approximately July 1, 2019. Each party, however, may elect to shorten the term of the Suntech Supply Agreement to seven years by providing written notice to the other party at any time prior to the end of the fourth year after the first shipment. If the term of the Suntech Supply Agreement is shortened to seven years, then the aggregate amount that may be payable to us for product shipments during the seven year period shall be reduced to $378 million.

Global Expertise Wafer Division Ltd. In June 2007, we entered into a supply agreement with GEWD, a wholly-owned subsidiary of Solar-Fabrik AG, for the sale and delivery of polysilicon to GEWD over a seven-year period beginning in December 2009, or the GEWD Supply Agreement. Pursuant to the GEWD Supply Agreement, GEWD obtained a $25 million standby letter of credit from Dresdner Bank, and was required to obtain an additional $26 million letter of credit by September 30, 2007. As this second letter of credit was not obtained, we have reduced the predetermined volume of polysilicon and increased the predetermined price under the agreement, while also reducing GEWD’s prepayment obligation to $27 million. Based on this reduction in volume and increase in price, the GEWD Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by GEWD each month and each year at set prices from or before December 31, 2009, for a continuous period of seven years in the aggregate amount of $117 million.

Stone & Webster, Inc. In August 2007, we entered into an agreement with S&W, a subsidiary of The Shaw Group Inc., for engineering, procurement, and construction management services, or the EPCM Agreement, for the construction of a polysilicon production plant with an annual capacity of 2,000 metric tons. S&W will be paid on a time and materials basis plus a fee for its services and incentives if certain schedule and cost targets are met. The target cost for the services to be provided under the EPCM Agreement is $41.5 million, plus up to $5.0 million of additional incentives that may be payable. In October 2007, we issued a change order under the EPCM Agreement to increase the rated polysilicon production capacity of our planned facility to up to 2,500 metric tons per year. The change order did not change S&W’s target costs or their incentives under the EPCM Agreement. In August and October 2007, we made payments to S&W of $197,000 and $803,000, respectively.

JH Kelly LLC. In August 2007, we entered into an agreement with JH Kelly for construction services for the construction of a polysilicon production plant with an annual capacity of 2,000 metric tons, or the Construction Agreement. We will pay JH Kelly on a time and materials basis plus a fee for its services and incentives if certain schedule, cost and safety targets are met. The target cost for the services to be provided under the Construction Agreement is $120.0 million, including up to $5.0 million of incentives that may be payable. In October 2007, we issued a change order under the Construction Agreement to increase the rated polysilicon production capacity of our planned facility to up to 2,500 metric tons per year. The change order increased JH Kelly’s target cost by $1.0 million; however, there is no change to the additional incentives of the contract. In August and October 2007, we made payments to JH Kelly of $74,000 and $204,000, respectively.

Dynamic Engineering Inc. In October 2007, we entered into an agreement with Dynamic for design and engineering services, and a related technology license for the process to produce and purify TCS. Dynamic’s engineering services will be provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that we may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. In October 2007, we made payments to Dynamic of $375,000.

Note Payable

Bank of Hawaii. In March 2007, we entered into a credit facility of up to $13.0 million with Bank of Hawaii. Loans under the credit facility will bear interest, dependent upon our election at the time of the advance, at either: (1) a floating rate per annum equal to the sum of the primary index rate established from time to time by the Bank of Hawaii minus 1.25%, or (2) a rate per annum equal to the sum of LIBOR for such LIBOR interest period plus 0.50%. Loans under the credit facility are secured by a first priority security interest in Hoku Materials’ cash, cash equivalents, short-term investments and marketable securities contained in an account at Piper Jaffray, a third-party investment bank. As of September 30, 2007, the aggregate amount in the Hoku Materials’ account with Piper Jaffray was $9.4 million consisting of cash equivalent securities and the remaining amount available to draw was $5.8 million. We consider the entire Hoku Materials balance as restricted cash pursuant to the terms of the credit facility. In addition, Hoku Materials must maintain a loan-to-value ratio between 70% to 95% dependent upon the collateral type in such account. Hoku Scientific and Hoku Materials are also subject to certain financial and operational covenants, including maintaining an effective tangible net worth of not less than $20.0 million. Effective tangible net worth is defined as GAAP net worth, less intangible assets. As of September 30, 2007, we and Hoku Materials were in compliance with the covenants of the credit facility. In August 2007, we amended the maturity date of the credit facility to March 31, 2008 from September 23, 2007.

We plan to use these funds to finance, in part, certain expenses related to constructing our polysilicon production facility in Pocatello, Idaho. In October 2007, we borrowed an additional $3.0 million and increased our restricted cash accordingly to be in compliance with the terms of the credit facility.

Polysilicon Production Plant and Financing Requirements

In May 2006, we announced our intention to form integrated PV module and polysilicon production businesses to complement our fuel cell business. This planned expansion includes developing manufacturing and production capabilities and the eventual production of polysilicon and manufacture of PV modules. In June 2007, we announced our strategy to focus on the sale of turnkey PV system installations, and related services, and our plan to not enter the solar module manufacturing business. Furthermore, due to the change in our business strategy to not manufacture solar modules along with our downsizing of our fuel cell business, we are exploring the sale of our land and facility in Kapolei, Hawaii and the relocation to a smaller leased warehouse and office space on Oahu, Hawaii. To date, our business has solely been focused on the stationary and automotive fuel cell markets and we have no experience in the polysilicon and PV system installation businesses.

We intend to produce polysilicon at our planned polysilicon production plant in Pocatello, Idaho. We commenced construction in May 2007 and anticipate the availability of polysilicon beginning in the first half of calendar year 2009. We estimate the capacity of our polysilicon production plant to be between 2,000 and 2,500 metric tons per year, but we have not determined the final capacity at this time. However, we expect the estimated cost to construct a production plant with an annual capacity of 2,500 metric tons of polysilicon will be approximately $300 million. We plan to finance the construction of our planned polysilicon production plant through a combination of pre-payments from customers, debt and/or equity financing.

Pursuant to our polysilicon supply agreements with Sanyo and Suntech, we must obtain financing of at least $100 million by December 31, 2007 and March 31, 2008, respectively, for the construction of our planned polysilicon production plant. If these deadlines are not met, Sanyo and Suntech may terminate their respective agreements with us. Pursuant to our polysilicon supply agreement with GEWD, we must obtain financing by March 31, 2008, for the construction of our planned polysilicon production plant, or GEWD may also terminate their agreement with us.

We have engaged Calyon Securities Inc., or Calyon, as our financial advisor in our efforts to obtain debt and/or equity financing; however our agreement expired on October 31, 2007 and has not been renewed at this time. We are currently seeking a specific type of debt financing that is generally referred to as project financing. Project financing is different from traditional forms of financing because lenders principally look to the assets and revenue of the project to secure and service the debt. In this case, a potential lender will look at the polysilicon plant as an asset and source of revenue. In contrast to typical borrowed debt, in project financing the lenders are not expected to have any recourse to the non-project assets, such as Hoku Solar and Hoku Fuel Cells. We have begun investing significant amounts of our own cash resources into this project, and expect that we will continue to do so in advance of securing any debt financing.

We believe that prior to obtaining debt financing we will have to satisfy potential lenders that we have adequately addressed the principal risks associated with the project including risks that: (1) the construction of the polysilicon plant is not completed on time, on budget, or at all; (2) the polysilicon plant does not operate at its full capacity; or (3) the polysilicon plant fails to generate sufficient revenue to service the debt. In order to address these risks we are taking the below actions.

In March 2007, we awarded a contract to VECO USA, Inc. for initial design phase engineering, procurement and construction management services related to our polysilicon plant. VECO has completed this initial design phase, and in August 2007, we entered into an agreement with S&W to provide the additional engineering, procurement, and construction management services for a polysilicon production plant with an annual capacity of up to 2,500 metric tons. S&W will be paid on a time and materials basis plus a fee for its services and incentives if certain schedule and cost targets are met. The target cost for the services to be provided under the EPCM Agreement is $41.5 million, plus up to $5.0 million of additional incentives that may be payable.

We also entered into an agreement with JH Kelly for construction services for the construction of a polysilicon production plant with an annual capacity of up to 2,500 metric tons. We will pay JH Kelly on a time and materials basis plus a fee for its services and incentives if certain schedule, cost and safety targets are met. The target cost for the services to be provided by JH Kelly is $121.0 million, including up to $5.0 million of incentives that may be payable.

We expect that the remaining costs will primarily be for equipment and other services necessary for the completion of the polysilicon production plant and will result in an aggregate project cost for a polysilicon facility with an annual capacity of 2,500 metric tons to be approximately $300 million.

Each of Sanyo, Suntech and GEWD must agree to assign any purchase payments for polysilicon made to Hoku Materials to the benefit of the lenders that may provide us with debt financing. Sanyo, Suntech and GEWD must also agree to subordinate each of their pari passu security interests in Hoku Materials to the senior security interest of such lenders. While we expect that Sanyo, Suntech and GEWD will each agree to such assignments and to execute a subordinated intercreditor agreement, they are not contractually obligated to do so at this time. In addition, each of S&W, JH Kelly, Dynamic, Idaho Power Company, Bank of Hawaii, as escrow agent, GEC and MSA and other potential vendors must also agree to assign their respective construction and/or service contracts to the lenders that may provide us with debt financing.

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

We currently have limited access to our polysilicon plant site across an at-grade railroad crossing pursuant to a private crossing agreement with Union Pacific Railroad that will expire on December 31, 2012. We believe that this is sufficient to continue construction, and to date we have only experienced minor and temporary physical limitations in our ability to access the site due to the operation of the rail line by Union Pacific Railroad. We plan to install a signalized rail crossing as an interim solution, and to ultimately build an overpass across the railroad; however, prior to completion of the overpass, our lenders may require that we obtain traditional road access to the site through other legally enforceable rights of access, such as an easement, from adjoining property owners who are under no obligation to provide us with such legally enforceable rights of access. We have commenced discussions with the property owners.

We also have received a report of an independent engineering firm which supports our construction plans, our operating plans and our pro forma financial models which support the feasibility of our operating plans and business model. Although we believe we have made significant progress, at any point in time we may conclude that our plans are not financially or technologically feasible and abandon our efforts to establish a polysilicon business. Such abandonment after substantial investment of time and resources could harm our business. Lenders, suppliers, contractors, customers and regulatory agencies may have additional consents, permits and requirements which we have not anticipated that could delay or prevent us from obtaining debt financing or completing construction as currently planned. If we fail to successfully achieve any or all of the above objectives necessary to obtain financing, we will be unable to complete construction of our planned polysilicon production plant and we may be forced to delay, alter or abandon our planned expansion. In addition, any delay in achieving these objectives may result in additional expense. Even if we achieve all of these objectives on a timely basis, obtain the needed financing and complete the construction of our production plant as currently planned, we may still be unsuccessful in developing, producing and/or selling polysilicon for numerous reasons.

Operating Capital and Capital Expenditure Requirements

As we invest resources towards a polysilicon production and PV systems installation service business, develop our products, expand our corporate infrastructure, prepare for the increased production of our products and evaluate new markets to grow our business, we expect that our expenses will continue to increase and, as a result, we will need to generate significant revenue to maintain profitability.

We do not expect to generate significant revenue until we successfully commence the production of polysilicon and begin meeting the obligations under our supply contracts. We believe that our cash, cash equivalent and short-term investment balances will be sufficient to meet the anticipated capital expenditures and cash requirements for Hoku Fuel Cells and Hoku Solar through at least the next 12 months; however, we expect that we will need to raise up to $300 million to support the construction of our planned polysilicon facility and operations of Hoku Materials. The sale of additional equity securities or securities that are convertible into equity, may result in additional dilution to our current stockholders. If we raise additional funds through the issuance of equity securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization and manufacturing activities, which could harm our business. Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1.A. “Risk Factors” and the section above entitled “Forward-Looking Statements.”

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

Revenue Recognition. We currently recognize revenue through service and license agreements and plan to expand the type of revenue recognized through the sale of polysilicon and PV system installations and the sale of electricity. In general, we recognize revenue when persuasive evidence of an arrangement exists, delivery of the service or product has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured.

Polysilicon and PV Systems Installations Revenue Recognition. Revenue from polysilicon and PV system installations will be recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectibility of the arrangement fee is reasonably assured. Revenue from the sale of electricity will be recorded when collection is reasonably assured.

Hoku Fuel Cell Revenue Recognition. For arrangements that do not fall within the scope of higher-level authoritative literature, we recognize revenue under Staff Accounting Bulletin No. 104, Revenue Recognition , when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectibility of the arrangement fee is reasonably assured.

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

We also provided testing and engineering services to customers pursuant to milestone-based contracts that were not multi-element arrangements. These contracts sometimes provided for periodic invoicing as we completed a milestone. Customer acceptance was usually required prior to invoicing. We recognized revenue for these arrangements under the completed contract method in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the completed-contract method, we deferred the contract fulfillment costs and any advance payments received from the customer and recognized the costs and revenue in our statement of operations once the contract was completed and the final customer acceptance, if required, had been obtained.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including auction instruments, corporate and government bonds and certificates of deposit. Our unrestricted cash and cash equivalents and short-term investments as of September 30, 2007 were $16.4 million and were invested in government and corporate bonds and commercial paper. As all of our contracts are denominated in U.S. dollars, there is no associated currency risk.

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

Changes in Internal Control over Financial Reporting There was no change in our internal controls over financial reporting during the six months ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in March 2001 and have a limited operating history. We have cumulative net losses since our inception through the quarter ended September 30, 2007. Hoku Materials and Hoku Solar do not currently generate any meaningful revenue and our revenue from Hoku Fuel Cells is limited to our contract with the U.S. Navy which was completed in August 2007. Our planned entry into the polysilicon market will require us to spend significant additional amounts to support the construction of a facility to produce polysilicon, to purchase capital equipment, to fund new sales and marketing efforts, to pay for additional operating costs, and to significantly increase our headcount. In fiscal 2007, we reorganized our business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells to support our entry into these new markets. In February and March 2007, we incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly-owned subsidiaries.

To date, our fuel cell customers have not commercially deployed products incorporating our Hoku MEAs or Hoku Membranes, and we have not sold any products commercially. Although we have had prior fuel cell testing agreements with Nissan Motor Co. Ltd., or Nissan, Sanyo Electric Co., Ltd., or Sanyo, and the U.S. Navy, these agreements have ended and neither Nissan, Sanyo nor the U.S. Navy has purchased our products since their contracts ended. There were no purchases of our fuel cell products during the six months ended September 30, 2007. Nissan, Sanyo and the U.S Navy may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. In addition, at this time, we do not believe we will receive any meaningful fuel cell revenue from Sanyo, Nissan or the U.S. Navy in the foreseeable future.

Based on discussions with potential customers for our Hoku MEAs and Hoku Membranes during fiscal 2007, including Nissan and Sanyo, we determined that the potential for future revenue opportunities from our Hoku Fuel Cells division is uncertain. We also believe that our competitors our experiencing similar challenges. As a result, we have significantly scaled-back our expenditures and investments in Hoku Fuel Cells, and have focused increasingly on Hoku Solar and Hoku Materials. We are not currently seeking new fuel cell customers to test our products and in December 2006, we wrote down certain equipment used in our fuel cell business and we executed a reduction-in-force within the Hoku Fuel Cells division. We commenced construction of our planned polysilicon production facility in Pocatello, Idaho in May 2007, and expect to complete construction subject to available financing and other conditions in the first half of 2009. As a result, we expect our costs to increase significantly, which will result in further losses on a quarterly or annual basis, before we can begin to generate significant revenue from our Hoku Materials and Hoku Solar divisions. If we are unable to generate significant revenue and achieve profitability, we will not be able to sustain our operations.

Our operating results have fluctuated in the past, and we expect a number of factors to cause our operating results to fluctuate in the future, making it difficult for us to accurately forecast our quarterly and annual operating results.

We only began installing PV systems in October 2007and we will continue to have limited sources of revenue until we sign additional PV system installation contracts and successfully complete the installation of PV systems under those contracts. To date, we have signed several installation contracts including Bank of Hawaii, Hardware Hawaii and Paradise Beverages and expect to complete some of these installations in the quarter ending December 31, 2007. In May 2007, Hawaiian Electric Company selected us to enter into negotiations for the installation of a 167 kW, PV system and our sale to Hawaii Electric Company of the power generated by that system over a 20-year period. There is no guarantee that we will obtain this contract. In addition, power sales contracts such as our proposed contract with Hawaiian Electric Company, may require us to spend or raise additional capital to fund the procurement and installation of the PV systems, and the revenue, positive cash flow and operating results from the performance of such contracts may be limited or deferred.

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

We need to raise approximately $300 million to construct and equip our planned polysilicon production plant and we may be unable to raise this additional capital on favorable terms or at all.

In May 2006, we announced our intention to form a polysilicon business as part of an integrated PV module business to complement our fuel cell business. This planned expansion includes developing production capabilities and the eventual production of polysilicon. To date, our business has solely been focused on the stationary and automotive fuel cell markets and we have no experience in the polysilicon business. In order to be successful, we are devoting substantial management time, resources and funds to this expansion. We intend to produce polysilicon at our planned polysilicon production facility in Pocatello, Idaho. We commenced construction in May 2007 and anticipate the availability of polysilicon beginning in the first half of calendar year 2009. Due to the size of our polysilicon supply agreements we plan on increasing the size of our polysilicon production plant to up to 2,500 metric tons of annual capacity for an estimated cost of approximately $300 million.

We have engaged Calyon Securities Inc., or Calyon, as our financial advisor in our efforts to obtain debt financing; however, our agreement ended on October 31, 2007 and has not been renewed at this time. We are currently seeking a specific type of debt financing that is generally referred to as project financing. Project financing is different from traditional forms of financing because lenders principally look to the assets and revenue of the project to secure and service the debt. In this case potential lenders will look at the polysilicon plant as an asset and source of revenue. In contrast to typical borrowed debt, in project financing the lenders are not expected to have any recourse to the non-project assets, such as Hoku Solar and Hoku Fuel Cells.

We believe that prior to obtaining debt financing we will have to satisfy potential lenders that we have adequately addressed the principal risks that: (1) the construction of the polysilicon plant is not completed on time, on budget, or at all; (2) the polysilicon plant does not operate at its full capacity; or (3) the polysilicon plant fails to generate sufficient revenue to service the debt. In order to address these risks we believe that we will need to address the following issues:

•

obtain agreements from Sanyo Electric Company Ltd., Wuxi Suntech Power Co., Ltd. and Global Expertise Wafer Division, Ltd. assigning any purchase payments for polysilicon made to Hoku Materials to the benefit of the lenders that may provide us with debt financing and to subordinate each of their pari passu security interests in Hoku Materials to the senior security interest of such lenders;

•

obtain agreements from Stone &Webster, Inc., JH Kelly LLC, Dynamic Engineering, Inc., Idaho Power Company, Bank of Hawaii, GEC and MSA and other potential vendors to assign their respective construction and/or service contracts to the lenders that may provide us with debt financing;

•	secure permits with federal, state and local authorities, including building permits to continue to construct our polysilicon plant, and permits to operate our plant when construction is complete;

•	obtain traditional road access to the site through one or more legally enforceable rights of access, such as an easement, from adjoining property owners;

If we fail to successfully achieve any or all of the above objectives, we will be unable to complete construction of our planned production plant and we may be forced to delay, alter or abandon our planned expansion. In addition, any delay in achieving these objectives may result in additional expense which would harm our business.

If our supply agreement with Sanyo Electric Company, Ltd., is terminated for any reason, our business will be harmed.

In January 2007, we entered into a supply agreement with Sanyo Electric Company, Ltd., or Sanyo, for the sale and delivery of polysilicon to Sanyo over a seven-year period beginning in January 2009, or the Sanyo Supply Agreement. In May 2007 and October 2007, we amended the Sanyo Supply Agreement. Under the Sanyo Supply Agreement, up to approximately $370 million may be payable to us during the seven-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The Sanyo Supply Agreement provides for the delivery of predetermined volumes of polysilicon to Sanyo each year at set prices from January 2009 through December 2015. Pursuant to the Sanyo Supply Agreement, we granted Sanyo a security interest in all of the tangible and intangible assets related to Hoku Materials and all our equity interests in Hoku Materials, to serve as collateral for our obligations under the agreement. This security interest is pari-passu with the security interests granted to Wuxi Suntech Power Co., Ltd. and Global Expertise Wafer Division, Ltd.

Each party may elect to terminate the Sanyo Supply Agreement prior to December 2015 under certain circumstances, including, but not limited to:

•	if we fail to secure financing by December 31, 2007 of at least $100 million in gross aggregate proceeds from long-term bank debt and customer prepayments;

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party;

•	or a material breach of the other party.

Sanyo may also terminate the agreement for the following material breaches:

•	if we fail to deliver a predetermined quantity of the our produced product by March 2009;

•	if we fail to deliver the minimum monthly quantity of product in any month beginning in March 2009;

•	if we fail to deliver the minimum annual quantity of polysilicon product in any year; or

•	if we fail to complete successfully any of the polysilicon quality and production volume tests or the process implementation test set forth in the agreement within specified periods of time.

If the Sanyo Supply Agreement is terminated for any reason, our business will be harmed.

If our supply agreement with Wuxi Suntech Power Co., Ltd. is terminated for any reason, our business will be harmed.

In June 2007, we entered into a supply agreement with Wuxi Suntech Power Co., Ltd., or Suntech, for the sale and delivery of polysilicon to Suntech over a ten-year period beginning in July 2009, or the Suntech Supply Agreement. Under the Suntech Supply Agreement, up to approximately $678 million may be payable to us during the ten-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The Suntech Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Suntech each month and each year at set prices from or before July 1, 2009, for a continuous period of ten years. The term of the Suntech Supply Agreement is ten years from the date of the first shipment in 2009, which is approximately July 1, 2019. Each party, however, may elect to shorten the term of the Suntech Supply Agreement to seven years by providing written notice to the other party at any time prior to the end of the fourth year after the first shipment. If the term of the Suntech Supply Agreement is shortened to seven years, then the aggregate amount that may be payable to us for product shipments during the seven year period shall be reduced to $378 million. Pursuant to the Suntech Supply Agreement, we have granted to Suntech a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for Hoku Materials’ obligations under the Suntech Supply Agreement. Also, all of the equity ownership interest in Hoku Materials is to be pledged to secure the obligations of Hoku Materials under the Suntech Supply Agreement. These security interests are pari-passu with the security interests granted to Sanyo and Global Expertise Wafer Division, Ltd.

Each party may elect to terminate the Suntech Supply Agreement under certain circumstances, including, but not limited to:

•	if we fail to secure financing by March 31, 2008 of at least $100 million in gross aggregate proceeds from debt;

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	a material breach of the other party.

Suntech may also terminate the agreement for the following material breaches:

•	if we fail to deliver a predetermined quantity of our polysilicon product by December 2009; or

•	if we fail to complete successfully any of the polysilicon quality and production volume tests or the process implementation test set forth in the agreement within specified periods of time.

If the Suntech Supply Agreement is terminated for any reason, our business will be harmed.

If our supply agreement with Global Expertise Wafer Division Ltd. is terminated for any reason, our business will be harmed.

In June 2007, we entered into a supply agreement with Global Expertise Wafer Division Ltd., or GEWD, a wholly-owned subsidiary of Solar-Fabrik AG, for the sale and delivery of polysilicon to GEWD over a seven-year period beginning in December 2009, or the GEWD Supply Agreement. Under the GEWD Supply Agreement, up to approximately $117 million may be payable to us during the seven-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The GEWD Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by GEWD each month and each year at set prices from or before December 31, 2009, for a continuous period of seven years. Pursuant to the GEWD Supply Agreement, we must grant to GEWD a security interest in all of our tangible and intangible assets related to our polysilicon business, and all equity interests in Hoku Materials, owned by Hoku Scientific, to serve as collateral for our obligations under the GEWD Supply Agreement. This security interest is pari-passu with the security interests granted to Sanyo and Suntech.

Each party may elect to terminate the GEWD Supply Agreement under certain circumstances, including, but not limited to:

•	if we fail to secure the financing by March 31, 2008;

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	a material breach of the other party.

GEWD may also terminate the agreement for the following material breaches:

•	if we fail to deliver a predetermined quantity of our polysilicon product by December 31, 2009; or

•	if the senior debt financing exceeds $185 million for the 2,000 metric ton annual capacity polysilicon production plant, plus reasonable additional debt to finance additional capacity.

If the GEWD Supply Agreement is terminated for any reason, our business will be harmed.

If our engineering and construction contractors and consultants fail to perform under their contracts with us on a timely basis, we will experience delays in the construction of our planned polysilicon production plant.

If S&W, JH Kelly, Dynamic, GEC, MSA, Idaho Power Company or any of our other consultants, engineers, vendors or service providers fail to perform on a timely basis under their respective agreements, then we will not be able to commence production of polysilicon at our planned polysilicon production facility on our current schedule. In addition, if we are required to seek alternative suppliers of the reactors, the TCS process, or electric substation for which we have already contracted, our costs could increase significantly and we would experience further delays. Any delays may result in a breach of our supply agreements with Sanyo, Suntech and GEWD which may allow them to terminate the supply agreements, which would harm our business.

If we do not obtain on a timely basis the necessary government permits and approvals to construct and operate our planned polysilicon production plant our construction costs could increase and our business could be harmed.

We have received the air permit and storm water prevention permit that are necessary to begin construction of our polysilicon plant; however, we need to apply for additional permits with federal, state and local authorities, including building permits to continue the construction our polysilicon plant, and permits to operate the plant when construction is complete. The government regulatory process is lengthy and unpredictable and delays could cause additional expense and increase our construction costs. In addition, we could be required to change our construction plans in order receive the required permits and such changes could also result in additional expense.

If we are unable to obtain an easement across property adjoining the site of our planned polysilicon production plant or experience delays in the construction of an overpass we may experience delays in the construction of our plant.

We currently have limited access to our polysilicon plant site across an at-grade railroad crossing pursuant to a private crossing agreement with Union Pacific Railroad that will expire on December 31, 2012. To date we have experienced minor and temporary physical limitations in our ability to access the site due to the operation of the rail line by Union Pacific Railroad. We plan to install a signalized rail crossing as an interim solution, and to ultimately build an overpass across the railroad; however, prior to completion of the overpass, our lenders may require that we obtain traditional road access to the site through other legally enforceable rights of access, such as an easement, from adjoining property owners who are under no obligation to provide us with such legally enforceable rights of access. We have commenced discussions with the property owners; however, the adjoining property owners are under no legal obligation to provide us with an easement or permit us to otherwise enter their property and we may not be able to obtain such access.

Even if we achieve our polysilicon and PV system installation objectives on a timely basis and complete the construction of polysilicon production plant as currently planned, we may still be unsuccessful in developing, producing and/or selling these products and services, which would harm our business.

If we are successful in our efforts to construct production plant for the production of polysilicon, our ability to successfully compete in the polysilicon and PV system installation markets will depend on a number of factors, including:

•	our ability to produce trichlrosilane and polysilicon, and purchase PV modules at a cost that allows us to achieve or maintain profitability in these businesses;

•	our ability to successfully manage a much larger and growing enterprise, with a broader international presence;

•	our ability to attract and expand new customer relationships;

•	our ability to develop new technologies to become competitive through cost reductions and improvements in solar radiation conversion efficiencies;

•	our ability to scale our business to be competitive;

•	future product liability or warranty claims; and

•	our ability to compete within a highly competitive market against companies that have greater resources, longer operating histories and larger market share than we do.

Industry-wide shortages or overcapacity in the production of polysilicon could harm our business.

Polysilicon is an essential raw material in the production of photovoltaic, or solar, cells, which are connected together to make modules. Polysilicon is created by refining quartz or sand, and is typically supplied to PV cell and module manufacturers in the form of silicon ingots that are sliced into wafers, or as pre-sliced wafers. Industry-wide shortages of polysilicon have created shortages of PV modules and increased prices. We do not currently have any contracts to purchase PV modules. Our inability to obtain sufficient modules at commercially reasonable prices or at all would adversely affect our ability meet potential customer demand for our products or to provide products at competitive prices, and may delay the potential growth of PV system installations business, thereby harming our business.

In light of these shortages, certain polysilicon producers have announced plans to invest heavily in the expansion of their production capacities in view of the current scarcity of solar-grade silicon, strong demand and the expected strong market growth. We currently expect significant additional capacity to come on-line in 2009, before our planned production of polysilicon will begin. This expansion of production capacities could result in an excess supply of solar-grade silicon. In addition, if an excess supply of electronic-grade silicon were to develop, producers of electronic-grade silicon could switch production to solar-grade silicon, eliminating the current scarcity of solar-grade silicon or causing it to decline more rapidly than we currently anticipate. The electronic-grade silicon market has experienced significant cyclicality historically; for instance, that market experienced significant excess supply from 1998 through 2003. Moreover, the current scarcity of silicon could also be overcome in the medium term if the need for silicon is significantly reduced as a result of the introduction of new technologies that significantly reduce or eliminate the need for silicon in producing effective PV systems. If any of these events occurred, they could lead to considerable pressure on the world market price for solar-grade silicon, which, in turn, could place pressure on our margins in these businesses. Accordingly, overcapacity in polysilicon production could harm our business.

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

In the polysilicon market, we will also compete with companies such as Hemlock Semiconductor Corporation, Renewable Energy Corporation ASA, Mitsubishi Polycrystalline Silicon America Corporation, Mitsubishi Materials Corporation, Tokuyama Corporation, MEMC Electronic Materials, Inc., and Wacker Chemie AG. In addition, we believe new companies may be emerging in China, India, Europe, Brazil, Australia, North America, and the Middle East, and new technologies, such as fluidized bed reactors and direct solidification, are emerging, which may have significant cost and other advantages over the Siemens process we are planning to use to produce polysilicon. These competitors may have longer operating histories, greater name recognition and greater financial, sales and marketing, technical and other resources than us. If we fail to compete successfully, we may be unable to successfully enter the market for polysilicon and PV modules.

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

Our ability to compete effectively will depend on our ability to protect our intellectual property rights with respect to our Hoku MEAs, Hoku Membranes and manufacturing processes and any intellectual property we develop with respect to our polysilicon business. We rely in part on patents, trade secrets and policies and procedures related to confidentiality to protect our intellectual property. However, much of our intellectual property is not covered by any patent or patent application. Confidentiality agreements to which we are party may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also become known without breach of these agreements or may be independently developed by our competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any of our potential competitive advantages. Moreover, our patent applications may not result in the grant of patents either in the United States or elsewhere. Further, in the case of our issued patents or our patents that may issue, we do not know whether the claims allowed will be sufficiently broad to protect our technology or processes. Even if some or all of our patent applications issue are sufficiently broad, our patents may be challenged or invalidated and we may not be able to enforce them. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. We do not know whether we have been or will be completely successful in safeguarding and maintaining our proprietary rights. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing third-party patents, we could be required to pay substantial royalties and/or damages, and we do not know whether we will be able to obtain licenses to use these patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, production or sale of our products, and could necessitate the expenditure of significant resources to develop or acquire non-infringing intellectual property.

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

We continue to undergo rapid change in the scope and breadth of our operations as we seek to grow our business. Our entry into the PV system installation and planned entry into the polysilicon markets involve a substantial change to our operations. Our potential growth has placed a significant strain on our senior management team and other resources. We will be required to make significant investments in our engineering, logistics, financial and management information systems. In particular, we currently have limited resources dedicated to sales and marketing activities and will need to expand our sales and marketing infrastructure to support our customers. Our entry into the PV installation business and planned entry into the polysilicon markets involves the construction of a polysilicon production facility, increased international activities, and the increase in our headcount and operating costs by a significant factor. Our business could be harmed if we encounter difficulties in effectively managing our planned growth. In addition, we may face difficulties in our ability to predict customer demands accurately, which could strain our support staff and our ability to meet those demands.

We rely on single suppliers and, if these suppliers fail to deliver materials that meet our quality requirements in a timely manner or at all, the installation of PV products and production of polysilicon would be limited.

It is highly likely that we will procure materials for our planned PV system installation and polysilicon businesses from companies that are also our competitors. These companies may choose in the future not to sell these materials to us at all, or may raise their prices to a level that would prevent us from selling our products on a profitable basis.

We use materials that are considered hazardous in our manufacturing and production processes and, therefore, we could be liable for environmental damages resulting from our research, development, or manufacturing and production operations.

The production of polysilicon will involve the use of materials that are hazardous to human health and the environment, the storage, handling and disposal of which will be subject to government regulation. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may increase our research and development or manufacturing costs and may require us to halt or suspend our operations until we regain compliance. If we have an accident at our facility involving a spill or release of these substances, we may be subject to civil and/or criminal penalties, including financial penalties and damages, and possibly injunctions preventing us from continuing our operations. Any liability for penalties or damages, and any injunction resulting from damages to the environment or public health and safety, could harm our business. We do not have any insurance for liabilities arising from the use and handling of hazardous materials.

Any significant and prolonged disruption of our operations in Hawaii could result in PV system installation delays that would reduce our revenue.

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

Most of the materials we use must be delivered via air or sea, and some of the equipment used in our production process can only be delivered via sea. Hawaii has a large union presence and has historically experienced labor disputes, including dockworker strikes that have prevented or delayed cargo shipments. Any future dispute that delays shipments via air or sea could prevent us from procuring or installing our turnkey PV systems in time to meet our customers’ requirements, or might require us to seek alternative and more expensive freight forwarders or contract manufacturers, which could increase our expenses.

We have significant international activities and customers that subject us to additional business risks, including increased logistical complexity and regulatory requirements, which could result in a decline in our revenue.

Sales to companies in Japan accounted for approximately 40% of our revenue in fiscal 2007 and substantially all of our revenue for fiscal 2006 and 2005. All of our revenue for the three months ended September 30, 2007 was from the U.S. Navy. We believe that international sales will account for a significant percentage of our revenue in the future. Hoku Materials’ largest polysilicon supply agreements are with Suntech, Sanyo and GEWD, which are located in The People’s Republic of China, Japan, and Malaysia, respectively. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

Our stock price is volatile and since April 1, 2006 to September 30, 2007, our stock has had closing high and low sales prices in the range of $2.38 to $14.05 per share. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2007 Annual Meeting of the Stockholders of Hoku Scientific was held on September 6, 2007 for the following purposes:

1.	To elect two directors to hold office until the 2010 Annual Meeting of Stockholders.

2.	To ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending March 31, 2008.

3.	To transact such other business as may properly come before the meeting, or at any adjournments or postponements thereof.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations.

The final vote on the proposals was recorded as follows:

Proposal 1:

The election of two directors to hold office until the 2010 Annual Meeting of Stockholders was approved by the following vote:

Nominee	For	Withheld
Karl M. Taft III	9,903,052	6,618,334
Kenton T. Eldridge	10,138,904	6,618,334

Proposal 2:

The selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending March 31, 2008 was ratified by the following vote:

For	Against	Abstain
10,135,650	31,784	11,588

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description

3.2(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

10.50(3)	Amendment No. 1 of Supply Agreement, dated August 30, 2007, by and between Wuxi Suntech Power Co., Ltd. and Hoku Materials, Inc.

10.51(4)	Amendment No. 2 of Supply Agreement, dated October 12, 2007, by and between Sanyo Electric Company, Ltd. and Hoku Materials, Inc.

10.52+	Cost Plus Incentive Construction Contract, dated August 8, 2007, by and between JH Kelly LLC and Hoku Materials, Inc.

10.53+	Engineering, Procurement and Construction Management Agreement, dated August 7, 2007, by and between Stone & Webster, Inc. and Hoku Materials, Inc.

10.54+	Purchase and Sale Agreement, dated August 30, 2007, by and between Solar Energy Partners Pte Ltd.and Hoku Scientific, Inc.

10.55+	Engineering Services and Technology Transfer Agreement, dated October 6, 2007, by and between Dynamic Engineering Inc. and Hoku Materials, Inc.

10.56+	Amended and Restated of Contract, dated October 15, 2007, by and between Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. and Hoku Materials, Inc.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File Number: 333:124423), as amended, and filed with the Securities and Exchange Commission on April 28, 2005.

(2)	Filed as Exhibit 3.2 to our Current Report on Form 8-K (File Number: 0-51458), dated October 18, 2007 and filed with the Securities and Exchange Commission on October 23, 2007.

(3)	Filed as Exhibit 10.50 to our Current Report on Form 8-K (File Number: 0-51458), dated August 30, 2007 and filed with the Securities and Exchange Commission on August 31, 2007.

(4)	Filed as Exhibit 10.51 to our Current Report on Form 8-K (File Number: 0-51458), dated October 12, 2007 and filed with the Securities and Exchange Commission on October 16, 2007.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from these exhibits and have been filed separately with the Securities and Exchange Commission.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hoku Scientific, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2007.

HOKU SCIENTIFIC, INC.

/s/ D ARRYL S. N AKAMOTO
Darryl S. Nakamoto
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description

3.2(1)	Amended and Restated Certificate of Incorporation

3.2(2)	Amended and Restated Bylaws

10.50(3)	Amendment No. 1 of Supply Agreement, dated August 30, 2007, by and between Wuxi Suntech Power Co., Ltd. and Hoku Materials, Inc.

10.51(4)	Amendment No. 2 of Supply Agreement, dated October 12, 2007, by and between Sanyo Electric Company, Ltd. and Hoku Materials, Inc.

10.52+	Cost Plus Incentive Construction Contract, dated August 8, 2007, by and between JH Kelly LLC and Hoku Materials, Inc.

10.53+	Engineering, Procurement and Construction Management Agreement, dated August 7, 2007, by and between Stone & Webster, Inc. and Hoku Materials, Inc.

10.54+	Purchase and Sale Agreement, dated August 30, 2007, by and between Solar Energy Partners Pte Ltd.and Hoku Scientific, Inc.

10.55+	Engineering Services and Technology Transfer Agreement, dated October 6, 2007, by and between Dynamic Engineering Inc. and Hoku Materials, Inc.

10.56+	Amended and Restated Contract, dated October 15, 2007, by and between Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. and Hoku Materials, Inc.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File Number: 333-124423), as amended, and filed with the Securities and Exchange Commission on April 28, 2005.

(2)	Filed as Exhibit 3.2 to our Current Report on Form 8-K (File Number: 0-51458), dated October 18, 2007 and filed with the Securities and Exchange Commission on October 23, 2007.

(3)	Filed as Exhibit 10.50 to our Current Report on Form 8-K (File Number: 0-51458), dated August 30, 2007 and filed with the Securities and Exchange Commission on August 31, 2007.

(4)	Filed as Exhibit 10.51 to our Current Report on Form 8-K (File Number: 0-51458), dated October 12, 2007 and filed with the Securities and Exchange Commission on October 16, 2007.

+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from these exhibits and have been filed separately with the Securities and Exchange Commission.

*	The certifications attached as Exhibits 32.1 and 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Hoku Scientific, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.