Form 10-Q
period 2007-12-31
HOKU SCIENTIFIC INC
filed 2008-02-01
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED DECEMBER 31, 2007

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

Common Stock, par value $0.001 per share, outstanding as of January 15, 2008: 16,889,401

HOKU SCIENTIFIC, INC.
FORM 10-Q
For the Quarterly Period Ended December 31, 2007

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOKU SCIENTIFIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2007 (unaudited)	March 31, 2007
Assets
Cash and cash equivalents	$16,882	$2,567
Short-term investments	2,010	17,389
Accounts receivable	1,164	377
Inventory	908	2,385
Costs of uncompleted contracts	246	698
Equipment held for sale	52	74
Other current assets	162	537

Total current assets	21,424	24,027
Property, plant and equipment, net	22,715	5,795
Other assets	—	803

Total assets	$44,139	$30,625
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$1,442	$653
Deferred revenue	355	990
Other current liabilities	793	1,488

Total current liabilities	2,590	3,131
Deposits	17,000	2,000

Total liabilities	19,590	5,131
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value as of December 31, 2007 and March 31, 2007. Authorized 100,000,000 shares as of December 31, 2007 and March 31, 2007; issued and outstanding 16,883,041 and 16,503,931 shares as of December 31, 2007 and March 31, 2007, respectively	17	17

Additional paid-in capital	34,639	33,396

Accumulated deficit	(10,108)	(7,914)

Accumulated other comprehensive gain (loss)	1	(5)

Total stockholders’ equity	24,549	25,494

Total liabilities and stockholders’ equity	$44,139	$30,625

See accompanying notes to consolidated financial statements.

HOKU SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Service and license revenue	$1,271	$1,136	$2,608	$4,232
Cost of service and license revenue(1)	805	978	1,758	2,254
Gross margin	466	158	850	1,978

Operating expenses:
Selling, general and administrative(1)	1,345	645	3,783	2,073
Research and development(1)	3	1,038	85	1,566
Total operating expenses	1,348	1,683	3,868	3,639
Loss from operations	(882)	(1,525)	(3,018)	(1,661)
Interest and other income	344	255	824	798
Loss before income tax benefit	(538)	(1,270)	(2,194)	(863)
Income tax benefit	—	19	—	228
Net loss	$(538)	$(1,251)	$(2,194)	$(635)

Basic net loss per share	$(0.03)	$(0.08)	$(0.13)	$(0.04)

Diluted net loss per share	$(0.03)	$(0.08)	$(0.13)	$(0.04)

Shares used in computing basic net loss per share	16,689,903	16,468,550	16,603,616	16,442,379

Shares used in computing diluted net loss per share	16,689,903	16,468,550	16,603,616	16,442,379

(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$3	$28	$42	$73
Selling, general and administrative	261	141	762	465
Research and development	---	43	72	97

See accompanying notes to consolidated financial statements.

HOKU SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(2,194)	$(635)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	105	180
Impairment of equipment held for sale	79	785
Loss on sale of inventory	285	—
Loss on sale of equipment	29	—
Stock-based compensation	1,158	621
Changes in operating assets and liabilities:
Accounts receivable	(787)	(261)
Costs of uncompleted contracts	501	553
Inventory	1,192	(2,648)
Equipment held for sale	(57)	—
Other current assets	375	(836)
Other assets	803	1
Accounts payable and accrued expenses	789	(364)
Deferred revenue	(635)	(2,270)
Other current liabilities	(695)	401

Net cash provided by (used in) operating activities	948	(4,473)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	34,185	4,923
Purchases of short-term investments	(18,800)	—
Acquisition of property and equipment	(17,138)	(398)
Disposition of property and equipment	35

Net cash provided by (used in) investing activities	(1,718)	4,525

Cash flows from financing activities:
Deposits received	15,000	—
Exercise of common stock options	85	7

Net cash provided by financing activities	15,085	7

Net increase in cash and cash equivalents	14,315	59
Cash and cash equivalents at beginning of period	2,567	166

Cash and cash equivalents at end of period	$16,882	$225

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

(b) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of normal recurring adjustments, necessary to present fairly the Company’s financial position as of December 31, 2007, its results of operations for the three and nine months ended December 31, 2007 and 2006, and its cash flows for the nine months ended December 31, 2007 and 2006. Interim-period results are not necessarily indicative of results of operations and cash flows for a full-year period. These consolidated financial statements and notes should be read in conjunction with the Company’s consolidated financial statements for the fiscal year ended March 31, 2007 contained in the Company’s Annual Report on Form 10-K. The Company’s fiscal year ends on March 31. The Company designates its fiscal year by the year in which that fiscal year ends; e.g., fiscal year 2007 refers to the fiscal year ended March 31, 2007.

(c) Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable, the carrying amounts of property, plant and equipment and inventory, income taxes and the valuation of deferred tax assets and stock options and restricted stock awards. These estimates are based on historical facts and various other assumptions that the Company believes are reasonable.

(d) Concentration of Credit Risk

Significant customers represent those customers that account for more than 10% of the Company’s total revenue or accounts receivable. Revenue and accounts receivable information is as follows:

	Revenue
	Three months ended December 31,				Nine months ended December 31,
	2007		2006		2007		2006
Customer	$	%	$	%	$	%	$	%
Paradise Beverages	987	78	-	-	987	38	-	-
Bank of Hawaii	135	11	-	-	135	5	-	-
U.S. Navy – Naval Air Warfare Center Weapons Division	-	-	1,136	99	1,337	51	2,070	49
Nissan	-	-	-	-	-	-	1,988	47

	Accounts Receivable
	December 31, 2007		March 31, 2007
Customer	$	%	$	%
Paradise Beverages	930	80	-	-
Bank of Hawaii	126	11	-	-
U.S. Navy – Naval Air Warfare Center Weapons Division	-	-	377	100

 (e) Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This standard is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. While the Company is currently evaluating the provisions of SFAS 157, the Company does not expect the adoption of this statement to have a material impact on its consolidated financial statements.

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

 (f) Revenue Recognition

During the three months ended December 31, 2007, the Company recognized revenue through the sale of PV system installations. Prior to the three months ended December 31, 2007, revenue was primarily recognized through service and license agreements from its fuel cell business. The Company plans to expand the type of revenue recognized through the sale of polysilicon and electricity. In general, the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of the service or product has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

Polysilicon and PV Systems Installations Revenue Recognition. Revenue from polysilicon and PV system installations is recorded in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, or SAB 104, when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectability of the arrangement fee is reasonably assured. PV system installation contracts may have several different phases with corresponding progress billings, however, revenue is recognized when the installation is complete and accepted by the customer.

(g) Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). In accordance with SFAS 123(R), the fair value of stock options and/or restricted stock awards granted to the Company’s employees and non-employees is determined using the Black-Scholes pricing model. The Black-Scholes pricing model requires the input of several subjective assumptions including the expected life of the option/restricted stock award and the expected volatility of the option/restricted stock award at the time the option/restricted stock award is granted. The fair value of the Company’s options/restricted stock awards, as determined by the Black-Scholes pricing model, is expensed over the requisite service period, which is generally five years for stock options and varies between two and five years for restricted stock awards.

 (h) Accounting for the Impairment or Disposal of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal for Long-Lived Assets, or SFAS No. 144, the Company evaluates the carrying value of its long-lived assets whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows.

 (2) Inventory

Inventory is stated at the lower of average cost or market and consists of raw materials, work-in-progress and finished goods in accordance with Statement of Financial Accounting Standards No. 151, or SFAS No. 151, Inventory Costs.

The Company believes that future revenue opportunities for the fuel cell business unit are uncertain and believes that the fuel cell industry as a whole is experiencing similar challenges in sustaining future revenue. As a result, in December 2006, the Company recorded a write-down of inventory used by Hoku Fuel Cells of $56,000.

In March 2007, the Company recorded a write-down of its solar cell inventory of $379,000 to reflect the lower of cost or market. The Company compared the carrying value of these assets to the undiscounted future cash flows the assets are expected to generate. As the total of the undiscounted future cash flows was less than the carrying amount of the assets, the Company wrote down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value was determined based on discussions with third-party inventory providers.

As of December 31, 2007 and March 31, 2007, inventory consisted of raw materials related to the Company’s Hoku Solar division. The inventory as of March 31, 2007 consisted only of solar cells which were sold in August 2007. The inventory as of December 31, 2007 consists primarily of solar modules which the Company plans to use for its solar installation projects.

(3) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2007	March 31, 2007
	(in thousands)
Building	$3,830	$3,830
Construction in progress	17,600	544
Land	1,366	1,366
Production equipment	176	178
Office equipment and furniture	87	87
Automobile	83	16
Trade show booth	—	70
Research equipment	—	2

	23,142	6,093
Less accumulated depreciation and amortization	(427)	(298)

Property, plant and equipment, net	$22,715	$5,795

The Company believes that future revenue opportunities for the fuel cell business unit are uncertain and believes that the fuel cell industry as a whole is experiencing similar challenges in sustaining future revenue. As a result, in December 2006, the Company recorded an aggregate write-down of equipment used by Hoku Fuel Cells of $729,000, and in March 2007 recorded a further write-down of equipment used in the fuel cell business unit of $200,000.

In June 2007, the Company recorded a write-down of its solar module production equipment of $67,000. In assessing the recoverability of its long-lived assets, the Company compared the carrying value to the undiscounted future cash flows the assets are expected to generate. As the total of the undiscounted future cash flows was less than the carrying amount of the assets, the Company wrote down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value was determined based on discussions with third-party equipment providers.

 (4) Note Payable

The Company maintains a credit facility expiring on March 31, 2008 for up to $13.0 million with Bank of Hawaii. Loans under the credit facility bear interest, dependent upon the Company’s election at the time of the advance, at either: (1) a floating rate per annum equal to the sum of the primary index rate established from time to time by the Bank of Hawaii minus 1.25%, or (2) a rate per annum equal to the sum of LIBOR for such LIBOR interest period plus 0.50%. Loans under the credit facility are secured by a first priority security interest in Hoku Materials’ cash, cash equivalents, short-term investments and marketable securities contained in an account at Piper Jaffray. Hoku Materials must maintain a loan-to-value ratio between 70% to 95% dependent upon the collateral type in such account. Hoku Scientific and Hoku Materials are also subject to certain financial and operational covenants, including maintaining an effective tangible net worth of not less than $20.0 million. Effective tangible net worth is defined as GAAP net worth, less intangible assets.

The Company used these funds to pay, in part, certain expenses related to its polysilicon production facility in Pocatello, Idaho. In November 2007, the Company repaid Bank of Hawaii $10.9 million, which was the entire amount outstanding under the credit facility. As of December 31, 2007, the Company did not have an outstanding balance related to the credit facility and Hoku Scientific and Hoku Materials were in compliance with the covenants of the credit facility.

(5) Stockholders’ Equity

Changes in stockholders’ equity were as follows for the nine months ended December 31, 2007 (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
Balance as of March 31, 2007	$17	$33,396	$(7,914)	$(5)	$25,494	$—
Net loss	—	—	(2,194)	—	(2,194)	(2,194)
Stock-based compensation	—	535	—	—	535	—
Exercise of common stock options	—	85	—	—	85	—
Grants of stock awards	—	623	—	—	623	—
Change in unrealized gain on investments	—	—	—	6	6	6

Balance as of December 31, 2007	$17	$34,639	$(10,108)	$1	$24,549	$(2,188)

(6) Income Taxes

Income taxes are accounted for under the asset and liability method of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS 109, which establishes financial accounting and reporting standards for income taxes. In accordance with SFAS 109, the Company recognizes federal and state current tax liabilities based on its estimate of taxes payable to or refundable by each tax jurisdiction in the current fiscal year.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company also records a valuation allowance to reduce deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company continues to provide a valuation allowance against its net deferred tax assets as of December 31, 2007.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on April 1, 2007. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial statements.

(7) Net Loss per Share

Basic earnings per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding and not subject to repurchase during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding, and the dilutive potential common equivalent shares outstanding during the period. Dilutive potential common equivalent shares consist of dilutive shares of common stock subject to repurchase and dilutive shares of common stock issuable upon the exercise of outstanding options to purchase common stock, computed using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the denominator used in the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
	(in thousands, except share and per share data)
Numerator:
Net loss	$(538)	$(1,251)	$(2,194)	$(635)
Denominator:
Weighted average shares of common stock (basic)	16,689,903	16,468,550	16,603,616	16,442,379
Effect of Dilutive Securities
Add:
Weighted average stock options	—	—	—	—

Weighted average shares of common stock (diluted)	16,689,903	16,468,550	16,603,616	16,442,379

Basic net loss per share	$(0.03)	$(0.08)	$(0.13)	$(0.04)

Diluted net loss per share	$(0.03)	$(0.08)	$(0.13)	$(0.04)

The basic weighted average shares of common stock for the three and nine months ended December 31, 2007 excludes unvested restricted shares of common stock.

During the three and nine months ended December 31, 2007, potential dilutive securities included options to purchase 402,660 and 393,430 shares of common stock at prices ranging from $0.075 to $6.11 per share and $0.075 to $4.50 per share, respectively. During the three and nine months ended December 31, 2007, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share, due to the Company’s net loss for the periods. During the three and nine months ended December 31, 2006, potential dilutive securities included options to purchase 216,120 and 235,157 shares of common stock, respectively, at prices ranging from $0.075 to $0.225 per share. Due to the Company’s net loss during the three and nine months ended December 31, 2006, all potential common equivalent shares were anti-dilutive and were excluded in computing net loss per share.

(8) Stock-based Compensation

Stock Options. The Company granted options to purchase 19,998 shares and 254,432 shares of common stock during the nine months ended December 31, 2007 and 2006, respectively, under the Company’s 2005 Equity Incentive Plan. The Company recorded stock-based compensation expense of $150,000 and $184,000 during the three months ended December 31, 2007 and 2006, respectively, and $501,000 and $541,000 during the nine months ended December 31, 2007 and 2006, respectively, which includes the continued recognition of previously granted awards. The stock-based compensation expense excludes $3,000 and $9,000 for the three months ended December 31, 2007 and 2006, respectively, and $8,000 and $32,000 for the nine months ended December 31, 2007 and 2006, respectively, which were capitalized to cost of uncompleted contracts. In addition, stock-based compensation expense excludes $8,000 and $24,000 for the three months and nine months ended December 31, 2007, respectively, which was capitalized as construction in progress. No stock-based compensation expenses were capitalized to construction in progress for the three and nine months ended December 31, 2006.

The fair value of the stock options granted is calculated using the Black-Scholes option pricing model. The assumptions used to estimate fair value are as follows:

	Three months ended December 31,		Nine months ended December 31,
	2007	2006	2007	2006
Risk-free interest rate	NA*	4.59% - 4.69%	4.20%	4.59% - 5.10%
Dividend yield	NA*	None	None	None
Expected volatility	NA*	100%	100%	100%
Expected life (in years)	NA*	7.5	6.5	6.5 - 7.5
*Assumption is “NA” since no options were granted during the three months ended December 31, 2007.

Stock Awards. The Company granted 66,705 and 17,298 fully-vested shares of common stock during the nine months ended December 31, 2007 and 2006, respectively, under the Company’s 2005 Equity Incentive Plan. The fully-vested shares granted during the nine months ended December 31, 2007 related to fiscal 2007 and, as such, the expense was recognized during the fourth quarter of fiscal 2007 and no expense was recorded during the current fiscal year. The Company recorded stock-based compensation expense of $65,000 related to the stock awards granted during the nine months ended December 31, 2006, which excludes $1,000 capitalized to cost of uncompleted contracts.

Restricted Stock Awards. The Company granted 205,100 restricted shares of common stock during the nine months ended December 31, 2007. The Company recorded stock-based compensation expense of $111,000 and $332,000 related to the stock awards granted during the three months and nine months ended December 31, 2007, respectively. During the nine months ended December 31, 2006, no restricted stock awards were granted.

The Company expects to incur an aggregate of $1.6 million of future stock-based compensation expense associated with unvested stock options and restricted stock awards outstanding as of December 31, 2007 through December 31, 2012.

(9) Short-Term Investments

The available-for-sale securities as of December 31, 2007 and March 31, 2007 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses Less Than 12 Months
					Count	Fair Value	Amount
As of December 31, 2007
Commercial paper	$2,009	$1	$—	$2,010	—	$—	$—

Total short-term investments	$2,009	$1	$—	$2,010	—	$—	$—

As of March 31, 2007
Commercial paper	$4,511	$—	$(4)	$4,507	4	$4,507	$(4)
Government bonds	12,883	—	(1)	12,882	12	12,882	(1)

Total short-term investments	$17,394	$—	$(5)	$17,389	16	$17,389	$(5)

(10) Operating Segments

Operating segments are components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is made up of the Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and the Vice President of Business Development and General Counsel. The chief operating decision-making group manages the profitability, cash flows, and assets of each segment’s various product or service lines and businesses. The Company has three operating business units in two industries: Solar and Fuel Cell. The Solar industry is comprised of the PV module installation business unit (Hoku Solar) and polysilicon production business unit (Hoku Materials). The Fuel Cell industry is comprised of the fuel cell business unit. During the three and nine months ended December 31, 2006, Hoku Solar and Hoku Materials were not considered business units since activity was not material.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Revenue:
Hoku Fuel Cells	$—	$1,136	$1,337	$4,232
Hoku Solar	1,271	—	1,271	—
Hoku Materials	—	—	—	—

Total consolidated revenue	$1,271	$1,136	$2,608	$4,232

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Income (loss) from operations:
Hoku Fuel Cells	$(3)	$(1,525)	$200	$(1,661)
Hoku Solar	127	----	(1,118)	----
Hoku Materials	(1,006)	----	(2,100)	----

Total consolidated loss from operations	$(882)	$(1,525)	$(3,018)	$(1,661)

The reconciliation of segment operating results to the Company’s consolidated totals was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Consolidated loss from operations	$(882)	$(1,525)	$(3,018)	$(1,661)
Interest and other income	344	255	824	798

Income (loss) before income taxes	(538)	1,270	(2,194)	(863)
Income tax benefit	—	19	—	228

Net loss	$(538)	$(1,251)	$(2,194)	$(635)

The Company allocates its assets to its business units based on the primary business units benefiting from the assets.

	December 31, 2007	March 31, 2007
Identifiable assets:
Hoku Fuel Cells	$108	$1,250
Hoku Solar	2,349	3,150
Hoku Materials	17,650	2,763
Unallocated assets	24,032	23,462

	$44,139	$30,625

(11) Subsequent Event

In January 2008, Hoku Materials entered into an agreement with Bank of Hawaii to purchase in increments an aggregate amount of up to 8.7 million Euros on various maturity dates beginning in April 2008 and ending in July 2010 at a fixed U.S dollar amount of $12.8 million. Hoku Materials expects to use the purchased Euros to make payments pursuant to its Amended and Restated Contract with GEC Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase of hydrogen reduction and hydrogenation reactors for the production of polysilicon. As part of the agreement, the Company is required to place deposits with Bank of Hawaii for 20% of the notional value of the outstanding transactions, which can fluctuate based on the U.S Dollar/Euro exchange rate. The Company will earn interest on its deposits, which will be recorded as restricted cash. As of January 15, 2008, the restricted cash balance related to these deposits was $2.6 million.

In December 2007, we entered into an agreement with Idaho Power Company to complete the construction of the electric substation to provide power for our planned polysilicon production plant in Pocatello, Idaho. We are obligated to pay Idaho Power Company an aggregate of $14.8 million for the completion of the substation and associated facilities. In January 2008, we made an initial payment under the contract of $3.7 million. Under the terms of the agreement, the substation and associated facilities are scheduled to be completed on or before February 15, 2009. The agreement provides that Idaho Power Company may invoice us additional amounts for temporary power to enable the start-up and operation of the planed polysilicon production plant prior to February 15, 2009.

(12) Commitments and Contingencies

In May 2007, the Company commenced construction of a planned polysilicon production plant, with capacity to produce up to 3,500 metric tons of polysilicon. The Company has executed several contracts with third parties for the construction of the polysilicon production plant and estimates the cost of the facility to be approximately $400 million.

The Company intends to use the $240 million in advance payment commitments from its polysilicon customer agreements to contribute to the financing of the construction and for working capital, subject to the Company’s successful achievements of various polysilicon production and quality milestones for Sanyo Electric Company Ltd., or Sanyo, Wuxi Suntech Power Co., Ltd., or Suntech, and Global Expertise Wafer Division, or GEWD. The Company has already received $17 million of this $240 million from its customers, and anticipates that it will receive $135 million in the second half of calendar year 2008, $68 million in the first half of 2009 and the remaining $20 million subsequent to the first half of 2009. Amounts received as advance payments are recorded as Deposits in the Consolidated Balance Sheets and reflected as a financing activity in the Consolidated Statements of Cash Flows. There are no assurances that the advance payment commitments will be obtained on satisfactory terms, or at all. Pursuant to the polysilicon customer agreements, the advance payments are considered prepayments for the future delivery of polysilicon. In the event that any agreement is terminated prior to its stated term, certain provisions within these agreements require the Company to refund any advance payments not already satisfied through the delivery of polysilicon.

The Company has signed a non-binding letter of intent with Merrill Lynch for $185 million to help finance the remaining construction costs. However, there are no assurances that the Company will be able to obtain the financing for the remaining construction costs on satisfactory terms, or at all.

Pursuant to separate polysilicon supply agreements with Suntech and Sanyo, $100 million in financing must be obtained by March 31, 2008 and May 31, 2008, respectively, for the construction of the planned polysilicon production plant. If these deadlines are not met, these customers may terminate their respective agreements with the Company. Pursuant to the polysilicon supply agreement with GEWD, financing must be obtained for the construction of the planned polysilicon production plant by March 31, 2008, or the agreement with the Company may also be terminated. Termination of any of these agreements may affect the Company’s ability to receive the level of advance payments required to fund the construction of the polysilicon production plant.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements about:

•
our ability to raise sufficient funds to procure and construct a production plant for polysilicon, including payments for the engineering, procurement and construction management services from Stone and Webster, Inc., construction services from JH Kelly LLC, the purchase and installation of the equipment from GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd. and Idaho Power Company, and other vendors, contractors and consultants in general, and to comply with our obligations under our agreements with Sanyo Electric Company, Ltd., Wuxi Suntech Power Co., Ltd.,Global Expertise Wafer Division Ltd., and Solarfun Power Hong Kong Limited;

•
Stone & Webster, Inc., JH Kelly LLC, GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., and other vendors, contractors and consultants’ ability to meet the delivery schedules in their respective agreements with us;

•
our ability to amend agreements with Stone & Webster, Inc., JH Kelly LLC, GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., and other vendors, contractors and consultants’ to expand our planned production plant for polysilicon beyond 2,500 metric tons and at our estimated costs or at all;

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

•
our ability to meet the quality, quantity and timing requirements under our supply agreements with Sanyo Electric Company, Ltd., Wuxi Suntech Power Co., Ltd., Global Expertise Wafer Division Ltd., and Solarfun Power Hong Kong Limited;

•	the quality of polysilicon to be produced by us;

•	our costs to produce polysilicon, and our ability to offer pricing that is competitive with competing products;

•	our plans for future expansion of our polysilicon production facility;

•	our ability to complete PV system installations, including potential future installation with Bank of Hawaii, The James Campbell Company and Hawaiian Electric Company;

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail in Part II, Item I,. “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date hereof. We hereby qualify all of our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

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

Polysilicon Sales Agreements

Sanyo Electric Co., Ltd. In January 2007, we signed a fixed price/fixed volume contract with Sanyo Electric Company, Ltd., or Sanyo, to provide Sanyo with up to approximately $371 million of polysilicon sales over a seven year period and Sanyo advanced to us $2 million and deposited an additional $109 million into an escrow account at Bank of Hawaii to be released to us upon achievement of certain polysilicon production and quality milestones. In October 2007, we amended the agreement with Sanyo by extending the date to complete the financing for the construction of our polysilicon production plant from October 17, 2007 to December 31, 2007. In December 2007, we further amended the agreement with Sanyo by extending the date to complete the financing for the construction of our polysilicon production plant from December 31, 2007 to February 15, 2008.

In January 2008, we amended our polysilicon supply contract with Sanyo to increase the term of the contract from seven to ten years. The total amounts that may be payable to us under the contract have increased from up to approximately $371 million for the seven year contract, to up to approximately $530 million for the amended ten year contract. The contract provides for the delivery of predetermined volumes of polysilicon to Sanyo each year at set prices from January 2010 through December 2019. The contract also extends the date when either party may terminate the supply agreement if we are unable to complete the financing for our polysilicon production plant from February 15, 2008 to May 31, 2008.

The amendment also extends the dates when Sanyo may terminate the agreement if we are unable to complete the various polysilicon production, process implementation, and shipment milestones as follows:

•	if we fail to deliver a predetermined quantity of our manufactured product by April 2010,

•	if we fail to deliver the minimum monthly quantity of product in any month beginning in April 2010,

•	if we fail to deliver the minimum annual quantity of polysilicon product in any year beginning in calendar year 2010; or

•	if we fail to complete successfully any of the polysilicon quality, production volume tests or the process implementation test set forth in the agreement within specified periods of time.

Upon the expiration or termination of the agreement, we are generally required to refund to Sanyo the entire amount of the deposit and authorize the Bank of Hawaii to return the funds held in escrow, less any part of the deposit and escrow that has been applied to the purchase price of products delivered under the agreement.

Wuxi Suntech Power Co. Ltd. In June 2007, we entered into a fixed price/fixed volume agreement with Wuxi Suntech Power Co., Ltd., or Suntech, to provide Suntech with up to approximately $678 million of polysilicon sales over a ten year period. Pursuant to the agreement, Suntech advanced to us $2 million and will make additional prepayments for products of $45 million in installments upon achievement of certain polysilicon production and quality milestones. In August 2007, as security for Suntech’s prepayment obligation, Suntech delivered a $45 million letter of credit issued to us by the Chicago branch of ABN AMRO Bank NV. The contract also includes a provision that allows for either party to cancel years 8 through 10 of delivery for any reason. Such cancellation notice must be delivered to the other party prior to the end of the fourth year of delivery under the agreement.

Global Expertise Wafer Division Ltd. In June 2007, we entered into a fixed price/fixed volume agreement with Global Expertise Wafer Division Ltd., or GEWD, a wholly-owned subsidiary of Solar-Fabrik AG, to provide GEWD with up to approximately $185 million of polysilicon sales over a seven year period. Pursuant to the agreement, GEWD advanced to us $2 million and was required to make additional prepayments for products of $51 million in installments upon achievement of certain polysilicon production and quality milestones. As security for GEWD’s $51 million prepayment obligation, GEWD obtained a $25 million letter of credit in our favor from Dresdner Bank AG. GEWD was also required to provide an additional $26 million bank letter of credit to us on or before September 30, 2007. As GEWD did not obtain the additional $26 million letter of credit, in December 2007, we exercised our option to reduce the predetermined volume of polysilicon and increased the predetermined price under the agreement. As a result, we will now provide GEWD with up to $117 million of polysilicon sales over a seven year period, and GEWD’s prepayment obligation has been reduced to $27 million, comprised of the $2 million already paid to us in cash and the $25 million that is supported by the Dresdner Bank standby letter of credit.

Solarfun Power Hong Kong Limited. In November 2007, we entered into a fixed price/fixed volume agreement with Solarfun Power Hong Kong Limited, or Solarfun, a subsidiary of Solarfun Power Holdings Co., Ltd., to provide Solarfun with up to $306 million of polysilicon sales over an eight year period. Pursuant to this agreement, Solarfun paid us $10 million as a prepayment for future product deliveries. Under an amended contract executed in January 2008, Solarfun has until February 15, 2008 to obtain a $44 million standby letter of credit in our favor and requires Solarfun to pay us an additional $44 million in three installments: the first payment is due on September 30, 2008 and the final payment is due on March 31, 2010 . In connection with the amended contract, Solarfun made an additional prepayment of $1 million, bringing the total prepayments made to date to $11 million.

Under the amended and restated contract, if Solarfun does not deliver the $44 million stand-by letter of credit or deposit $44 million into an escrow account, by February 15, 2008, then we may immediately terminate the agreement and retain the $11 million initial cash deposit as liquidated damages.

Construction and Other Related Agreements

City of Pocatello. In May 2007, the City of Pocatello approved an ordinance that would provide us with tax incentives related to the cost of infrastructure necessary for the completion of our planned polysilicon plant. We would receive up to $25.9 million in property tax reimbursements for infrastructure improvements and up to $17.4 million in property tax reimbursements based on employment numbers.  Reimbursements are based on actual tax payments and are paid over time.    The ordinance is in effect through year 2030.

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

Dynamic Engineering Inc. In October 2007, we entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license, for the process to produce and purify trichlorosilane, or TCS. Under the agreement, Dynamic is obligated to design and engineer a TCS production facility that is capable of producing a sufficient quantity of TCS for us to produce up to 2,500 metric tons of polysilicon per year at our planned polysilicon production facility. The Dynamic process is to be integrated by S&W into the overall polysilicon production facility, and will be constructed by JH Kelly. Dynamic's engineering services will be provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that we may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the completed facility, and has agreed to indemnify us for any third party claims of intellectual property infringement.

GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. In October 2007, we entered into an amended and restated contract with GEC Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, to include an option for us to purchase additional hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, or the Reactor Contract, for a total purchase price of up to approximately 6.7 million Euros ($9.9 million as of December 31, 2007). The option will enable us to produce up to an additional 500 metric tons of polysilicon per year, which, if exercised, would bring our total polysilicon production capacity to 2,500 metric tons per year, and the total amounts payable to GEC and MSA up to 27 million Euros ($39.7 million as of December 31, 2007). In addition, we, GEC and MSA agreed to eliminate the requirement from our prior contract that we establish an irrevocable Letter of Credit for 65% of the total contract amount, providing instead for us to make monthly progress payments. As of December 31, 2007, we have paid GEC and MSA 6.3 million Euros.

Bank of Hawaii. In January 2008, we entered into an agreement with Bank of Hawaii to purchase in increments an aggregate amount of 8.7 million Euros on various maturity dates beginning in April 2008 and ending in July 2010 at a fixed U.S dollar amount of $12.8 million. We expect to use the purchased Euros to make payments pursuant to the GEC and MSA contracts. As part of the agreement, we are required to place deposits with Bank of Hawaii for 20% of the notional value of the outstanding transactions, which can fluctuate based on the U.S Dollar/Euro exchange rate. We will earn interest on our deposit, which will be recorded as restricted cash. As of January 15, 2008, our restricted cash balance related to these deposits was $2.6 million.

Idaho Power Company. In December 2007, we entered into an agreement with Idaho Power Company to complete the construction of the electric substation to provide power for our planned polysilicon production plant in Pocatello, Idaho. We are obligated to pay Idaho Power Company an aggregate of $14.8 million for the completion of the substation and associated facilities. In January 2008, we made an initial payment under the contract of $3.7 million. Under the terms of the agreement, the substation and associated facilities are scheduled to be completed on or before February 15, 2009. The agreement provides that Idaho Power Company may invoice us additional amounts for temporary power to enable the start-up and operation of the planned polysilicon production plant prior to February 15, 2009.

Merrill Lynch. In December 2007, we signed a non-binding term sheet with Merrill Lynch to finance up to approximately $185 million for the construction, procurement and start-up of our planned polysilicon production plant in Pocatello, Idaho. The closing of the loan and the availability of the funds is subject to several conditions, including the completion by Merrill Lynch of its due diligence, the negotiation and execution of definitive loan and collateral documents, and the receipt of third-party consents. In addition, prior to receiving any of the loan proceeds, we will be required to provide approximately $35 million for use in the construction of the planned polysilicon plant. To meet this and other capital requirements, we will be required to secure additional financing.

Based on our recent developments, we have decided to increase the annual capacity of Phase I of our planned polysilicon facility from the previously planned 2,500 metric tons per year to 3,500 metric tons per year. Once our plant is operating at full capacity, we will be able to meet the annual delivery requirements in our four existing polysilicon sales contracts, and we will have some additional polysilicon available for sale. Although we have increased the planned size our polysilicon facility, we believe we are still on track to deliver polysilicon in the first half of calendar year 2009, and expect that we will be running at full 3,500 metric tons per year capacity in the first half of 2010. We also still plan to have a Phase II expansion. We believe we have sufficient space to expand our polysilicon production to up to 8,000 metric tons per year on our existing 67-acre property; however the expansion size will primarily be determined based on new polysilicon sales contracts that we may sign.

We are in negotiations with S&W, JH Kelly, Dynamic and GEC and MSA to increase their respective scope of services to accommodate the increased capacity of our planned polysilicon facility, which we expect will result an increase in their respective costs. We estimate the cost of our planned 3,500 metric tons per year facility to be approximately $400 million. We intend to use the $240 million in advance payment commitments from our polysilicon customer agreements to contribute to the financing of the construction and for working capital, subject to our successful achievement of various polysilicon production and quality milestones for Sanyo, Suntech and GEWD. We have already received $17 million of this $240 million from our customers, and anticipate that we will receive $135 million in the second half of calendar year 2008, $68 million in the first half of 2009 and the remaining $20 million subsequent to the first half of 2009. The previously announced proposed financing from Merrill Lynch will help finance the remaining construction costs and we do not believe that our increased Phase I capacity will change the amount we need from Merrill Lynch or adjust the amount we will need to provide. However, there are no assurances that we will be able to obtain the financing for the remaining construction costs on satisfactory terms, or at all.

Hoku Solar

In March 2007, we incorporated Hoku Solar to assemble and install photovoltaic, or PV, systems. In December 2007, we completed installations for Paradise Beverages, Bank of Hawaii and other commercial and residential customers.

In July 2007, we signed a non-binding letter of intent with Bank of Hawaii for us to explore additional turnkey PV system installations for Bank of Hawaii’s other neighbor island facilities on the islands of Hawaii, Maui and Kauai.

As of January 2008, Hawaiian Electric Company has submitted for an approval from the Hawaii Public Utilities Commission to purchase electricity generated by a PV system that we would install. If approved, we will install a 167 kilowatt PV system and the sell the power generated by that system over a 20-year period to Hawaiian Electric Company.

In January 2008, we entered into an agreement with The James Campbell Company to plan the Kapolei Sustainable Energy Park, which would be capable of generating approximately 1.5 megawatts of PV power and would be the largest PV facility on Oahu. The agreement is non-binding on us or The James Campbell Company, and is subject to various conditions and government approvals related to the capped solid waste storage area on the site.

We plan to continue to market, sell and install turnkey PV systems and will use modules purchased from third party suppliers. In addition, we continue to explore the sale of our land and facility in Kapolei, Hawaii and our relocation to a smaller leased warehouse and office space on Oahu.

Hoku Fuel Cells

Under the name Hoku Fuel Cells, we operated our fuel cell business, which has designed, developed and manufactured MEAs for proton exchange membrane, or PEM, fuel cells. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and we have not sold any products commercially. In August 2007, we completed our contract with the U.S. Navy, and have one testing agreement with another customer; however, there are no current testing activities under this agreement. We do not currently plan on actively pursuing any new contracts or committing resources to further develop our fuel cell products and intend to selectively pursue patent applications in order to protect our technology, inventions and improvements related to our fuel cell products.

Financial Operations Review

Prior to the three months ended December 31, 2007, we derived substantially all of our revenue from contracts with the U.S. Navy, Nissan Motor Co., Ltd., or Nissan, and Sanyo Electric Co., Ltd., or Sanyo, related to testing and engineering services related to Hoku Fuel Cells. Our fiscal 2008 revenue from Hoku Fuel Cells is principally comprised of service and license revenue from the U.S. Navy. Revenue under our service contracts are recognized based on the last deliverable as the contracts contain multiple elements. Revenue under our license contracts is recognized upon shipment of the associated licensed products.

During the three months ended December 31, 2007, we derived all of our revenue through PV system installation contracts related to Hoku Solar. We expect that all of our revenue will be derived through PV system installations and the sale of electricity until the first half of calendar year 2009, when Hoku Materials is expected to generate revenue through the sale of polysilicon.

Hoku Solar

During the three months ended December 31, 2007, all of our revenue was comprised of commercial and residential PV system installations. Our revenue was primarily from two installations for Paradise Beverages totaling $987,000 in the aggregate and an installation for the Bank of Hawaii for $135,000.

Hoku Fuel Cells

In March 2005, we were awarded a contract with the U.S. Navy to develop and demonstrate a PEM fuel cell power plant prototype that incorporates our Hoku MEAs within IdaTech, LLC, or IdaTech, fuel cell stacks and integrated fuel cell systems. We received payments of $4.5 million, the aggregate amount of the contract and recognized $1.3 million in revenue during the nine months ended December 31, 2007. We completed all work related to this contract in August 2007, and no revenue was recorded for the three months ended December 31, 2007.

Consolidated Results of Operations

The following analysis of the unaudited consolidated financial condition and results of operations of Hoku Scientific, Inc. and its subsidiaries should be read in conjunction with the consolidated financial statements and the related notes thereto in this Quarterly Report on Form 10-Q.

Three Months Ended December 31, 2007 and 2006

Revenue. Revenue was $1.3 million for the three months ended December 31, 2007 compared to $1.1 million for the same period in 2006. Revenue for the three months ended December 31, 2007 was comprised of PV system installations primarily from contracts with Paradise Beverages and Bank of Hawaii compared to service and license revenue from contracts with the U.S. Navy for the same period in 2006.

Cost of Service and License Revenue. Cost of service and license revenue was $805,000 for the three months ended December 31, 2007 compared to $978,000 for the same period in 2006. The cost of service and license revenue for the three months ended December 31, 2007 related to PV system installation primarily from contracts with Paradise Beverages and Bank of Hawaii compared to cost of service and license revenue from contracts with the U.S Navy contracts for the same period in 2006. Cost of service license revenue primarily consisted of employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.3 million for the three months ended December 31, 2007 compared to $645,000 for the same period in 2006. The increase of $700,000 was primarily due to an increase in professional fees consisting principally of legal, accounting, consulting and other service fees of $384,000. In addition, employee compensation, including stock-based compensation, increased by $233,000 due to additional employees and the issuance of stock awards.

Research and Development Expenses. Research and development expenses were $3,000 for the three months ended December 31, 2007 compared to $1.0 million for the same period in 2006. The decrease was primarily due to the $786,000 write down of equipment and inventory used in our fuel cell business Additionally, the reduction of employees in our fuel cell business resulted in reductions in payroll and stock-based compensation expense of $138,000 and we reduced costs related to materials and services used for research and development by $86,000.

Interest and Other Income. Interest and other income was $344,000 for the three months ended December 31, 2007, compared to $255,000 for the same period in 2006. The increase of $89,000 was primarily due to the release of excise tax reserves and other miscellaneous accruals.

Nine Months Ended December 31, 2007 and 2006

Revenue. Revenue was $2.6 million for the nine months ended December 31, 2007 compared to $4.2 million for the same period in 2006. Revenue for the nine months ended December 31, 2007 was comprised of service and license revenue from contracts with the U.S. Navy and PV system installations compared to service and license revenue primarily from contracts with Nissan and the U.S. Navy of $2.1 million and $2.0 million, respectively, for the same period in the 2006.

Cost of Service and License Revenue. Cost of service and license revenue was $1.8 million for the nine months ended December 31, 2007 compared to $2.3 million for the same period in 2006. The cost of service and license revenue for the nine months ended December 31, 2007 related to contracts with the U.S. Navy and installation of PV systems compared to cost of service and license revenue primarily related to the Nissan and the U.S Navy contracts for the same period in 2006. Cost of service license revenue primarily consisted of manufacturing expenses, including employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.8 million for the nine months ended December 31, 2007 compared to $2.1 million for the same period in 2006. The increase of $1.7 million was primarily due to an increase in employee compensation, including stock-based compensation, of $605,000 due to additional employees and the issuance of stock awards. In addition, the increase was due to professional fees consisting principally of legal, accounting, consulting and other service fees of $335,000 and travel expenses of $84,000. Furthermore, the increase was due to redeployment of personnel, supplies and other costs, which were previously captured in customer contracts as costs of uncompleted contracts or cost of service and license of $324,000, loss on the sale of solar cells of $286,000, and an impairment of assets of $79,000.

Research and Development Expenses. Research and development expenses were $85,000 for the nine months ended December 31, 2007 compared to $1.6 million for the same period in 2006. The decrease of $1.5 million was primarily due to the $786,000 write down of equipment and inventory used in our fuel cell business. In addition, the decrease was due to the reduction of employees in our fuel cell business resulting in reductions in payroll and stock-based compensation expense of $282,000 and by reductions in costs related to materials and services used for research and development of $278,000, depreciation of $79,000, and insurance of $46,000.

Interest and Other Income. Interest and other income was $824,000 for the nine months ended December 31, 2007, compared to $798,000 for the same period in 2006. The increase of $26,000 was primarily due to the release of excise tax reserves and other miscellaneous accruals offset by a reduction in interest income, primarily due to lower average balances of cash equivalents and short-term investments.

Liquidity and Capital Resources

We have incurred cumulative net losses and as of December 31, 2007, we had an accumulated deficit of $10.1 million. During the nine months ended December 31, 2007, Hoku Materials did not generate any revenue. Our revenue was limited to our contract with the U.S. Navy from Hoku Fuel Cells which was completed in August 2007 and from PV system installations primarily from Hoku Solar contracts with Paradise Beverages and Bank of Hawaii. We expect that our Step 3 Contract with Nissan, which ended in September 2006, our Testing Agreement with Sanyo, which ended in July 2006, and our contracts with the U.S. Navy, which ended in August 2007, will be our final engineering service contracts with these companies. At this time, we do not believe we will receive any meaningful revenue from Nissan, Sanyo or the U.S. Navy relating to Hoku Fuel Cell products and services in the foreseeable future. In addition, Nissan, Sanyo or the U.S. Navy may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. As of December 31, 2007, there were no additional costs or obligations to Nissan, Sanyo or the U.S. Navy relating to Hoku Fuel Cells.

Although we have completed PV system installations, our near term revenue will be limited to our ability to enter into PV system installation agreements and/or agreements to sell electricity and our ability to install our PV systems.

We will also need approximately $400 million to successfully complete our planned construction of our polysilicon manufacturing facilities. See “Solar and Polysilicon Facilities” below. The result is that we expect our costs to increase significantly, which will result in further losses.

Net Cash Provided By (Used In) Operating Activities Net cash provided by operating activities was $948,000 for the nine months ended December 31, 2007 compared to net cash used of $4.5 million for the same period in 2006. The increase of $5.4 million was primarily a result of inventory used in PV system installations.

Net Cash Provided By (Used In) Investing Activities Net cash used in investing activities was $1.7 million for the nine months ended December 31, 2007 compared to net cash provided by investing activities of $4.5 million for the same period in 2006. The decrease of $6.2 million was primarily due to the use of investments to pay operating expenses.

Net Cash Provided By Financing Activities Net cash provided by financing activities was $15.0 million for the nine months ended December 31, 2007 compared to net cash provided by financing activities of $7,000 for the same period in 2006. The increase of $15 million was primarily due to deposits received related to polysilicon supply agreements.

Contractual Obligations

The following table summarizes the contractual obligations that existed at December 31, 2007:

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Construction in progress obligations	$16,323	$15,823	$500	$—	$—

Equipment purchase obligations	21,504	—	21,504	—	—

Total	$37,827	$15,823	$22,004	$—	$—

Stone & Webster, Inc. In August 2007, we entered into an agreement with S&W, a subsidiary of The Shaw Group Inc., for engineering, procurement, and construction management services, or the EPCM Agreement, for the construction of a polysilicon production plant with an annual capacity of 2,000 metric tons. S&W will be paid on a time and materials basis plus a fee for its services and incentives if certain schedule and cost targets are met. The target cost for the services to be provided under the EPCM Agreement is $41.5 million, plus up to $5.0 million of additional incentives that may be payable. In October 2007, we issued a change order under the EPCM Agreement to increase the rated polysilicon production capacity of our planned facility to up to 2,500 metric tons per year. The change order did not change S&W’s target costs or their incentives under the EPCM Agreement. During the three months ended December 31, 2007, we made payments to S&W of $2.5 million, and as of December 31, 2007, we had paid S&W an aggregate amount of $2.7 million.

JH Kelly LLC. In August 2007, we entered into an agreement with JH Kelly for construction services for the construction of a polysilicon production plant with an annual capacity of 2,000 metric tons, or the Construction Agreement. We will pay JH Kelly on a time and materials basis plus a fee for its services and incentives if certain schedule, cost and safety targets are met. The target cost for the services to be provided under the Construction Agreement is $120.0 million, including up to $5.0 million of incentives that may be payable. In October 2007, we issued a change order under the Construction Agreement to increase the rated polysilicon production capacity of our planned facility to up to 2,500 metric tons per year. The change order increased JH Kelly’s target cost by $1.0 million; however, there is no change to the additional incentives of the contract. During the three months ended December 31, 2007, we made payments to JH Kelly of $1.9 million, and as of December 31, 2007, we had paid JH Kelly an aggregate amount of $2.0 million.

Dynamic Engineering Inc. In October 2007, we entered into an agreement with Dynamic for design and engineering services, and a related technology license for the process to produce and purify TCS. Dynamic's engineering services will be provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that we may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. During the three months ended December 31, 2007, we made payments to Dynamic of $375,000.

GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. In January 2007, we entered into a contract with GEC Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, we will pay up to a total of 20.9 million Euros ($30.8 million as of December 31, 2007) for the reactors. The reactors are designed and engineered to produce approximately 2,000 metric tons of polysilicon per year. The term of the contract extends until the end of the first month after the expiration date of the warranty period, but may be terminated earlier under certain circumstances. In May 2007, we paid GEC and MSA 3.1 million Euros ($4.2 million on the date of payment) for the initial deposit of 15% for hydrogen reduction reactors capable of producing 2,000 metric tons of polysilicon per year. In October 2007, we, amended and restated the contract with GEC and MSA to eliminate the requirement that an irrevocable letter of credit equal to 65% of the purchase price for the reactors to be delivered, and to include an option for us to order additional reactors capable of producing an additional 500 metrics of polysilicon per year for a total purchase price of approximately 6.7 million Euros ($9.9 million as of December 31, 2007). As of December 31, 2007, we had paid GEC and MSA $6.3 million Euros.

Bank of Hawaii. In January 2008, we entered into an agreement with Bank of Hawaii to purchase in increments an aggregate amount of 8.7 million Euros on various maturity dates beginning in April 2008 and ending in July 2010 at a fixed U.S dollar amount of $12.8 million. We expect to use the purchased Euros to make payments pursuant to the GEC and MSA contracts. As part of the agreement, we are required to place deposits with Bank of Hawaii for 20% of the notional value of the outstanding transactions, which can fluctuate based on the U.S Dollar/Euro exchange rate. We will earn interest on our deposits, which will be recorded as restricted cash. As of January 15, 2008, our restricted cash balance related to these deposits was $2.6 million.

Idaho Power Company. In June 2007, we entered into an Agreement for Engineering of Hoku Electric Substation and Associated Facilities, or the Engineering Agreement, with Idaho Power Company to begin the engineering and procurement process for the electric substation to provide power for the planned polysilicon production plant in Pocatello, Idaho. We paid Idaho Power Company two payments of $458,500 each in June and September 2007. In December 2007, we entered into a second agreement with Idaho Power Company to complete the construction of the electric substation to provide power for our planned polysilicon production plant. We have agreed to pay Idaho Power Company an aggregate of $14.8 million for the completion of the substation and associated facilities. In January 2008, we made an initial payment of $3.7 million to Idaho Power Company. Under the terms of the agreement, the substation and associated facilities are scheduled to be completed on or before February 15, 2009. The agreement provides that Idaho Power Company may invoice us additional amounts for temporary power to enable the start-up and operation of the planned polysilicon production plant prior to February 15, 2009.

We are in negotiations with S&W, JH Kelly, Dynamic and GEC and MSA to increase their respective scope of services to accommodate the increased capacity of our planned polysilicon facility, which we expect will result in an increase in their respective costs.

Bank of Hawaii. We maintain a credit facility expiring on March 31, 2008 for up to $13.0 million with Bank of Hawaii. Loans under the credit facility will bear interest, dependent upon our election at the time of the advance, at either: (1) a floating rate per annum equal to the sum of the primary index rate established from time to time by the Bank of Hawaii minus 1.25%, or (2) a rate per annum equal to the sum of LIBOR for such LIBOR interest period plus 0.50%. Loans under the credit facility are secured by a first priority security interest in Hoku Materials’ cash, cash equivalents, short-term investments and marketable securities contained in an account at Piper Jaffray. Hoku Materials must maintain a loan-to-value ratio between 70% to 95% dependent upon the collateral type in such account. Hoku Scientific and Hoku Materials are also subject to certain financial and operational covenants, including maintaining an effective tangible net worth of not less than $20.0 million. Effective tangible net worth is defined as GAAP net worth, less intangible assets.

We used these funds to pay in part, certain expenses related to its polysilicon production facility in Pocatello, Idaho. In November 2007, we repaid Bank of Hawaii $10.9 million, which was the entire amount outstanding under the credit facility. As of December 31, 2007, we did not have an outstanding balance related to the credit facility and we were in compliance with the covenants of the credit facility.

Polysilicon Production Plant and Financing Requirements

In May 2006, we announced our intention to form an integrated PV module and polysilicon production business to complement our fuel cell business. This planned expansion included developing manufacturing and production capabilities and the eventual production of polysilicon and manufacture of PV modules. In June 2007, we announced our strategy to focus on the sale of turnkey PV system installations, and related services, and our decision not to enter the solar module manufacturing business. Furthermore, due to the change in our business strategy to not manufacture solar modules, along with the downsizing of our fuel cell business, we are exploring the sale of our land and facility in Kapolei, Hawaii and our relocation to a smaller leased warehouse and office space on Oahu, Hawaii. To date, our business has solely been focused on the stationary and automotive fuel cell markets and we have no experience in the polysilicon business, and limited experience in the PV system installation business.

We intend to produce polysilicon at our planned polysilicon production plant in Pocatello, Idaho. We commenced construction in May 2007 and anticipate the availability of polysilicon beginning in the first half of calendar year 2009. In December 2007, we indicated that we plan on building a facility capable of producing approximately 2,500 metric tons of solar-grade polysilicon per year when it is running at full capacity, and the first customer shipments are planned for the beginning of 2009. In addition, we announced our plans for a second phase, which would increase our capacity beyond 2,500 metric tons per year to meet our obligations to Solarfun Power Hong Kong Limited.

Based on our recent developments, we have decided to increase the annual capacity of Phase I of our planned polysilicon facility from the previously planned 2,500 metric tons per year to 3,500 metric tons per year. Once our plant is operating at full capacity, we will be able to meet the annual delivery requirements in our four existing polysilicon sales contracts, and we will have some additional polysilicon available for sale. Although we have increased the size our polysilicon facility, we believe we are still on track to deliver polysilicon in the first half of calendar year 2009, and expect that we will be running at full 3,500 metric tons per year capacity in the first half of 2010. We also still plan to have a Phase II expansion. We believe we have sufficient space on our existing 67-acre property to expand our polysilicon production to up to 8,000 metric tons per year; however, the expansion size will primarily be determined based on new polysilicon sales contracts that we may sign.

We estimate the cost of our planned 3,500 metric tons per year facility to be approximately $400 million. We intend to use the $240 million in advance payment commitments from our polysilicon customer agreements to contribute to the financing of the construction and for working capital, subject to our successful achievements of various polysilicon production and quality milestones for Sanyo, Suntech and GEWD. We have already received $17 million of this $240 million from our customers, and anticipate that we will receive $135 million in the second half of calendar year 2008, $68 million in the first half of 2009 and the remaining $20 million subsequent to the first half of 2009. We have signed a non-binding letter of intent with Merrill Lynch to help finance the remaining construction costs and do not believe that our increased Phase I capacity, will change the amount we will need to borrow from Merrill Lynch or adjust the amount we will need to contribute. However, there are no assurances that we will be able to obtain the financing for the remaining construction costs on satisfactory terms, or at all.

Pursuant to our polysilicon supply agreements with Suntech and Sanyo, we must obtain financing of at least $100 million by March 31, 2008 and May 31, 2008, respectively, for the construction of our planned polysilicon production plant. If these deadlines are not met, Sanyo and Suntech may terminate their respective agreements with us. Pursuant to our polysilicon supply agreement with GEWD, we must obtain financing for the construction of our planned polysilicon production plant by March 31, 2008, or GEWD may also terminate their agreement with us.

We had engaged Calyon Securities Inc., or Calyon, as our financial advisor in our efforts to obtain debt and/or equity financing; however, our agreement with Calyon expired on October 31, 2007 and was not renewed. In December 2007, we signed a non-binding term sheet with Merrill Lynch to finance up to $185 million for the construction, procurement and start-up of our planned polysilicon production plant. We believe that although we have increased the first phase of our polysilicon facility from an annual capacity of 2,500 metric tons to up to 3,500 metric tons, we will not need to increase the amount we are financing through Merrill Lynch.

Prior to obtaining debt financing we will also have to adequately address principal risks associated with the project including risks that: (1) the construction of the polysilicon plant is not completed on time, on budget, or at all; (2) the polysilicon plant does not operate at its full capacity; or (3) the polysilicon plant fails to generate sufficient revenue to service the debt. In order to address these risks we are taking the following actions:

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

We also entered into an agreement with JH Kelly for construction services for the construction of a polysilicon production plant with an annual capacity of up to 2,500 metric tons. We will pay JH Kelly on a time and materials basis plus a fee for its services and incentives if certain schedule, cost and safety targets are met. The target cost for the services to be provided by JH Kelly is $120.0 million, including up to $5.0 million of incentives that may be payable.

We will need to amend our contracts with S&W and JH Kelly to increase the capacity of our planned polysilicon production plant from 2,500 metric tons to up to 3,500 metric tons. In addition, there will be additional costs primarily for equipment and other services necessary for the completion of the polysilicon production plant, which will result in an aggregate project cost for a polysilicon facility with an annual capacity of 3,500 metric tons of approximately $400 million.

Each of Sanyo, Suntech, GEWD, and Solarfun must agree to assign any purchase payments for polysilicon made to Hoku Materials to the benefit of the lenders that may provide us with debt financing. Sanyo, Suntech, GEWD, and Solarfun must also agree to subordinate each of their pari passu security interests in Hoku Materials to the senior security interest of such lenders. While we expect that Sanyo, Suntech, GEWD, and Solarfun will each agree to such assignments and to execute a subordinated intercreditor agreement, they are not contractually obligated to do so at this time. In addition, each of S&W, JH Kelly, Dynamic, Idaho Power Company, Bank of Hawaii, as escrow agent, GEC and MSA and other potential vendors must also agree to assign their respective construction and/or service contracts to the lenders that may provide us with debt financing.

We have received the air permit and filed the Notice of Intent (NOI) for storm water discharges associated with construction activity under a National Pollutant Discharge Elimination System (NPDES) general permit. We had implemented the required storm water pollution prevention plan, which is necessary for construction of our polysilicon plant, and as of January 2008, the plan is now being administered and managed by JH Kelly, our general construction contractor, in order to maintain compliance for continued construction. We also obtained our building permit in January 2008, which allows us to submit design documents for approval by the City of Pocatello, prior to the start of the various phases of the construction project. We will need to apply for additional permits with federal, state and local authorities to continue the construction of the plant, and permits to operate the plant when construction is complete. The government regulatory process is lengthy and unpredictable. We expect to obtain the necessary permits when and as required to continue construction and to operate our polysilicon plant, but we may experience delays which could cause additional expense and harm our business.

We currently have limited access to our polysilicon plant site across an at-grade railroad crossing pursuant to a private crossing agreement with Union Pacific Railroad that will expire on December 31, 2012. We believe that this agreement is sufficient to continue construction, and to date we have only experienced minor and temporary physical limitations in our ability to access the site due to the operation of the rail line by Union Pacific Railroad. In January 2008, the City of Pocatello signed a temporary construction and access agreement with an adjoining property owner providing us with an alternative means of site access. We plan to build an overpass across the railroad for access to the site after construction and during the operation of the polysilicon facility; however, prior to completion of the overpass, our lenders may require that we obtain traditional road access to the site through other legally enforceable rights of access, such as an easement, from adjoining property owners who are under no obligation to provide us with such legally enforceable rights of access. We currently are in discussions with the property owners.

We also expect that we will need to obtain a report from an independent engineering firm which supports our construction plans, our operating plans and our pro forma financial models which support the feasibility of our operating plans and business model. Although we believe we have made significant progress, at any point in time we may conclude that our plans are not financially or technologically feasible and abandon our efforts to establish a polysilicon business. Such abandonment after substantial investment of time and resources could harm our business. Lenders, suppliers, contractors, customers and regulatory agencies may have additional consents, permits and requirements which we have not anticipated that could delay or prevent us from obtaining debt financing or completing construction as currently planned. If we fail to successfully achieve any or all of the above objectives necessary to obtain financing, we will be unable to complete construction of our planned polysilicon production plant and we may be forced to delay, alter or abandon our planned polysilicon business. In addition, any delay in achieving these objectives may result in additional expense. Even if we achieve all of these objectives on a timely basis, obtain the needed financing and complete the construction of our production plant as currently planned, we may still be unsuccessful in developing, producing and/or selling polysilicon for numerous reasons.

In addition, to adequately addressing the principal risks associated with the project, we will be required to provide approximately $35 million for use in the construction of the planned polysilicon plant. To meet this and other capital requirements, we will be required to secure additional financing.

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

We do not expect to generate significant revenue until we successfully commence the production of polysilicon and begin meeting the obligations under our supply contracts. We believe that our cash, cash equivalent and short-term investment balances will be sufficient to meet the anticipated capital expenditures and cash requirements for Hoku Solar and Hoku Fuel Cells through at least the next 12 months; however, we expect that we will need to raise up to $400 million to support the construction of our planned polysilicon facility and the operations of Hoku Materials. The sale of additional equity securities or securities that are convertible into equity may result in additional dilution to our current stockholders. If we raise additional funds through the issuance of equity securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization and manufacturing activities, which could harm our business. Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1.A. “Risk Factors” and the section above entitled “Forward-Looking Statements.”

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

Revenue Recognition. Revenue from polysilicon and PV system installations is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectability of the arrangement fee is reasonably assured. PV system installation contracts may have several different phases with corresponding progress billings, however, revenue is recognized when the installation is complete and accepted by the customer.Stock-Based Compensation. We account for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). In accordance with SFAS 123(R), the fair value of stock options and/or restricted stock awards granted to our employees and non-employees is determined using the Black-Scholes pricing model. The Black-Scholes pricing model requires the input of several subjective assumptions including the expected life of the option/restricted award and the expected volatility of the option/restricted award at the time the option/restricted award is granted. The fair value of our option/restricted award, as determined by the Black-Scholes pricing model, is expensed over the requisite service period, which is generally five years for stock options and varies between two and five years for restricted stock awards.

The assumptions used in calculating the fair value of our stock options and restricted stock awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, changes in these inputs and assumptions can materially affect the measure of the estimated fair value of our stock options and restricted stock awards. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options and shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Furthermore, this accounting estimate is reasonably likely to change from period to period as further stock options and restricted stock awards are granted and adjustments are made for stock option and restricted stock awards forfeitures and cancellations. In accordance with SFAS 123(R), we do not record any deferred stock-based compensation on our balance sheet for our stock options and restricted stock awards.

We expect our stock-based compensation expense from stock options and restricted stock awards to increase as we expand our operations and hire new employees. These expenses will increase our overall expenses and may increase our losses for the foreseeable future. As stock-based compensation is a non-cash expense, it will not have any effect upon our liquidity or capital resources.

 Accounting for the Impairment or Disposal of Long Lived Assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal for Long-Lived Assets, or SFAS No. 144, we evaluate the carrying value of our long-lived assets whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows.

As a result of the downsizing of our fuel cell business, and the change in business strategy to not manufacture solar modules, we are exploring the potential sale of our land and facility in Kapolei, and our relocation to a smaller leased warehouse and office space on Oahu. As we have not exited any business and are only exploring the possibility of the sale of the land and facility, there are no costs to be recorded in accordance with SFAS No. 144.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This standard is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. While we are currently evaluating the provisions of SFAS 157, we do not expect the adoption of this statement to have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

In January 2008, Hoku Materials entered into an agreement with Bank of Hawaii to purchase in increments an aggregate amount of up to 8.7 million Euros on various maturity dates beginning in April 2008 and ending in July 2010 at a fixed U.S dollar amount of $12.8 million. Hoku Materials expects to use the purchased Euros to make payments pursuant to its Amended and Restated Contract with GEC Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase of hydrogen reduction and hydrogenation reactors for the production of polysilicon. As part of the agreement, the Company is required to place deposits with Bank of Hawaii for 20% of the notional value of the outstanding transactions, which can fluctuate based on the U.S Dollar/Euro exchange rate. The Company will earn interest on its deposits, which will be recorded as restricted cash. As of January 15, 2008, the restricted cash balance related to these deposits was $2.6 million.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including auction instruments, corporate and government bonds and certificates of deposit. Our cash and cash equivalents and short-term investments as of December 31, 2007 were $18.9 million and were invested in government and corporate bonds and commercial paper. All of our contracts are denominated in U.S. dollars, except for our contracts with GEC and MSA. However, we have entered into an arrangement with Bank of Hawaii to purchase Euros at fixed U.S. dollar amounts, which minimizes currency risk. As such, we believe that any currency risk is not significant.

We are exposed to potential loss due to changes in interest rates. Interest for our credit facility is determined at the time of the advance, as such, we are exposed to potential increases in interest rates as we continue to draw on our credit facility. As of December 31, 2007, there was no outstanding balance related to the credit facility.

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

Changes in Internal Control over Financial Reporting. There was no change in our internal controls over financial reporting during the nine months ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceeding.

ITEM 1A.	RISK FACTORS

In addition to the risks discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

Risks Related to Our Business

We have a limited operating history, and have recently determined to enter the photovoltaic system installation and polysilicon markets and scale back our efforts in the fuel cell market. If we are unable to generate significant revenue in our planned operations, our business will be harmed.

We were incorporated in March 2001 and have a limited operating history. We have cumulative net losses since our inception through the three months ended December 31, 2007. Hoku Materials does not currently generate any revenue and our revenue from Hoku Fuel Cells is limited to our contract with the U.S. Navy which was completed in August 2007. During the three months ended December 31, 2007, we derived all of our revenue through PV system installation contracts related to Hoku Solar, and expect that all of our revenue will be derived through PV system installations and the sale of electricity until the first half of calendar year 2009, when Hoku Materials is expected to generate revenue through the sale of polysilicon. Our planned entry into the polysilicon market will require us to spend significant sums to support the construction of a facility to produce polysilicon, to purchase capital equipment, to fund new sales and marketing efforts, to pay for additional operating costs, and to significantly increase our headcount.

To date, our fuel cell customers have not commercially deployed any products incorporating our Hoku MEAs or Hoku Membranes, and we have not sold any products commercially. Although we have had prior fuel cell testing agreements with Nissan Motor Co. Ltd., or Nissan, Sanyo Electric Co., Ltd., or Sanyo, and the U.S. Navy, all of these agreements have ended and none of these companies has purchased our products since their contracts ended. There were no purchases of our fuel cell products during the nine months ended December 31, 2007. Nissan, Sanyo and the U.S Navy may require additional testing of our Hoku Membrane and Hoku MEA products before purchasing commercial quantities of our products. We cannot predict when such sales will occur, if at all. In addition, at this time, we do not believe we will receive any meaningful fuel cell revenue from Sanyo, Nissan or the U.S. Navy in the foreseeable future.

We are not currently seeking new fuel cell customers to test our products and in December 2006, we wrote down certain equipment used in our fuel cell business and we executed a reduction-in-force within the Hoku Fuel Cells division. We commenced construction of our planned polysilicon production facility in Pocatello, Idaho in May 2007, and expect to complete construction subject to available financing and other conditions in the first half of 2009. As a result, we expect our costs to increase significantly, which will result in further losses before we can begin to generate significant revenue from our Hoku Materials and Hoku Solar divisions. If we are unable to generate significant revenue and achieve profitability, we will not be able to sustain our operations.

Our operating results have fluctuated in the past, and we expect a number of factors to cause our operating results to continue to fluctuate in the future, making it difficult for us to accurately forecast our quarterly and annual operating results.

We began installing PV systems during the three months ended December 31, 2007 and we will continue to have limited sources of revenue until we sign additional PV system installation contracts and successfully complete the installation of PV systems under those contracts. To date, we have residential and commercial contracts, which we expect to complete in the quarter ending March 31, 2008. We are also pending an approval from the Hawaii Public Utilities Commission to sell electricity to Hawaiian Electric Company that is generated by a PV power system that we would install. If approved, we will install a 167 kilowatt PV system and the sell the power generated by that system over a 20-year period to Hawaiian Electric Company. In January 2008, we entered into an agreement with The James Campbell Company to plan the Kapolei Sustainable Energy Park, which would be capable of generating approximately 1.5 megawatts of PV power and would be the largest PV facility on Oahu. The agreement is non-binding on us or The James Campbell Company, and is subject to various conditions and government approvals related to the capped solid waste storage area on the site.  Power sales contracts such as our proposed contract with Hawaiian Electric Company and The James Campbell Company, may require us to spend or raise additional capital to fund the procurement and installation of the PV systems, and the revenue, positive cash flow and operating results from the performance of such contracts may be limited or deferred.

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

We need approximately $400 million to construct and equip our planned polysilicon production plant and we may be unable to raise this additional capital on favorable terms or at all.

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

Due to the size of our polysilicon supply agreements we plan on increasing the size of our polysilicon production plant to up to 3,500 metric tons of annual capacity for an estimated total project cost of approximately $400 million. We intend to use the $240 million in advance payment commitments from our polysilicon customer agreements to contribute to the financing of the construction and for working capital, subject to our successful achievements of various polysilicon production and quality milestones for Sanyo, Suntech and GEWD. We have already received $17 million of this $240 million from our customers, and anticipate that we will receive $135 million in the second half of calendar year 2008, $68 million in the first half of 2009 and the remaining $20 million subsequent to the first half of 2009. To help finance the remaining construction costs, we signed a non-binding term sheet with Merrill Lynch to arrange financing for up to approximately $185 million for the construction, procurement and start-up of our planned polysilicon production plant.

We believe that prior to obtaining debt financing we will have to satisfy potential lenders that we have adequately addressed the principal risks that: (1) the construction of the polysilicon plant is not completed on time, on budget, or at all; (2) the polysilicon plant does not operate at its full capacity; or (3) the polysilicon plant fails to generate sufficient revenue to service the debt. In order to address these risks we believe that we will need to accomplish and address the following:

•
obtain agreements from Sanyo Electric Company Ltd., Wuxi Suntech Power Co., Ltd., Global Expertise Wafer Division, Ltd. and Solarfun Power Hong Kong Limited to assign any purchase payments for polysilicon made to Hoku Materials to the lenders that may provide us with debt financing and to subordinate each of their pari passu security interests in Hoku Materials to the senior security interest of such lenders;

•
obtain agreements from Stone & Webster, Inc., JH Kelly LLC, Dynamic Engineering, Inc., Idaho Power Company, Bank of Hawaii, GEC Graeber Engineering Consultants GmbH, and MSA Apparatus Construction for Chemical Equipment Ltd., and other potential vendors to assign their respective construction and/or service contracts to the lenders that may provide us with debt financing;

•	secure permits with federal, state and local authorities, including building permits to continue to construct our polysilicon plant, and permits to operate our plant when construction is complete;

•	obtain traditional road access to the site through one or more legally enforceable rights of access, such as an easement, from adjoining property owners; and

•
obtain the report of an independent engineering firm which supports our construction plans, our operating plans and our pro forma financial models which support the feasibility of our operating plans and business model.

In addition, we will be required to provide approximately $35 million for use in the construction of the planned polysilicon plant. To meet this and other capital requirements, we will be required to secure additional financing.

If we fail to successfully achieve any or all of the above objectives, we will be unable to complete construction of our planned production plant and we may be forced to delay, alter or abandon our planned business operations. In addition, any delay in achieving these objectives may result in additional expense which would harm our business.

If our supply agreement with Sanyo Electric Company, Ltd. is terminated for any reason, our business will be harmed.

In January 2008, we amended our polysilicon supply contract with Sanyo Electric Company, Ltd., or Sanyo, for the sale and delivery of polysilicon, or the Sanyo Supply Agreement. Under the Sanyo Supply Agreement, up to approximately $530 million may be payable to us during the ten-year period, subject to the achievement of certain milestones, the acceptance of product deliveries and other conditions. The Sanyo Supply Agreement provides for the delivery of predetermined volumes of polysilicon to Sanyo each year at set prices from January 2010 through December 2019. Pursuant to the Sanyo Supply Agreement, we granted Sanyo a security interest in all of the tangible and intangible assets related to Hoku Materials and all our equity interests in Hoku Materials, to serve as collateral for our obligations under the agreement. This security interest is pari-passu with the security interests granted to Wuxi Suntech Power Co., Ltd., Global Expertise Wafer Division, Ltd. and Solarfun Power Hong Kong Limited.

Each party may elect to terminate the Sanyo Supply Agreement prior to December 2019 under certain circumstances, including, but not limited to:

•	if we fail to secure financing by May 31, 2008 of at least $100 million in gross aggregate proceeds from long-term bank debt and customer prepayments;

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party;

•	or a material breach of the other party.

Sanyo may also terminate the agreement for the following material breaches:

•	if we fail to deliver a predetermined quantity of the our produced product by April 2010;

•	if we fail to deliver the minimum monthly quantity of product in any month beginning in April 2010;

•	if we fail to deliver the minimum annual quantity of polysilicon product in any year beginning in calendar year 2010; or

•	if we fail to complete successfully any of the polysilicon quality and production volume tests or the process implementation test set forth in the agreement within specified periods of time.

If the Sanyo Supply Agreement is terminated for any reason, our business will be harmed.

If our supply agreement with Wuxi Suntech Power Co., Ltd. is terminated for any reason, our business will be harmed.

In June 2007, we entered into a supply agreement with Wuxi Suntech Power Co., Ltd., or Suntech, for the sale and delivery of polysilicon to Suntech over a ten-year period beginning in July 2009, or the Suntech Supply Agreement. Under the Suntech Supply Agreement, up to approximately $678 million may be payable to us during the ten-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The Suntech Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Suntech each month and each year at set prices from or before July 1, 2009, for a continuous period of ten years. The term of the Suntech Supply Agreement is ten years from the date of the first shipment in 2009, which is approximately July 1, 2019. Each party, however, may elect to shorten the term of the Suntech Supply Agreement to seven years by providing written notice to the other party at any time prior to the end of the fourth year after the first shipment. If the term of the Suntech Supply Agreement is shortened to seven years, then the aggregate amount that may be payable to us for product shipments during the seven year period would be reduced to up to approximately $378 million. Pursuant to the Suntech Supply Agreement, we have granted to Suntech a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for Hoku Materials' obligations under the Suntech Supply Agreement. Also, all of the equity ownership interest in Hoku Materials is to be pledged to secure the obligations of Hoku Materials under the Suntech Supply Agreement. These security interests are pari-passu with the security interests granted to Sanyo, Global Expertise Wafer Division, Ltd. and Solarfun Power Hong Kong Limited.

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

In June 2007, we entered into a supply agreement with Global Expertise Wafer Division Ltd., or GEWD, a wholly-owned subsidiary of Solar-Fabrik AG, for the sale and delivery of polysilicon to GEWD over a seven-year period beginning in December 2009, or the GEWD Supply Agreement. Under the GEWD Supply Agreement, up to approximately $117 million may be payable to us during the seven-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The GEWD Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by GEWD each month and each year at set prices from or before December 31, 2009, for a continuous period of seven years. Pursuant to the GEWD Supply Agreement, we must grant to GEWD a security interest in all of our tangible and intangible assets related to our polysilicon business, and all equity interests in Hoku Materials, owned by Hoku Scientific, to serve as collateral for our obligations under the GEWD Supply Agreement. This security interest is pari-passu with the security interests granted to Sanyo, Suntech and Solarfun Power Hong Kong Limited.

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

If our supply agreement with Solarfun Power Hong Kong Limited is terminated for any reason, our business will be harmed.

In November 2007, we entered into a supply agreement with Solarfun Power Hong Kong Limited, or Solarfun, a subsidiary of Solarfun Power Holdings Co., Ltd., for the sale and delivery of polysilicon to Solarfun over an eight-year period beginning in July 2009, or the Solarfun Supply Agreement. Under the Solarfun Supply Agreement, up to approximately $306 million may be payable to us during the eight-year period, subject to the acceptance of product deliveries and other conditions. The Solarfun Supply Agreement provides for the delivery of predetermined volumes of polysilicon by Hoku Scientific and purchase of these volumes by Solarfun each month and each year at set prices from the date of the first shipment in 2009, for a continuous period of eight years. Pursuant to the Solarfun Supply Agreement, we must grant to Solarfun a security interest in all of our tangible and intangible assets related to our polysilicon business, and all equity interests in Hoku Materials, owned by Hoku Scientific, to serve as collateral for our obligations under the Solarfun Supply Agreement. This security interest is pari-passu with the security interests granted to Sanyo, Suntech and GEWD.

Each party may elect to terminate the Solarfun Supply Agreement under certain circumstances, including, but not limited to:

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	a material breach of the other party.

Solarfun may also terminate the agreement if we fail to deliver a predetermined quantity of our polysilicon product by December 31, 2009.

If the Solarfun Supply Agreement is terminated for any reason, our business will be harmed.

If our engineering and construction contractors and consultants fail to perform under their contracts with us on a timely basis, we will experience delays in the construction of our planned polysilicon production plant.

If GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd., Stone & Webster, Inc., JH Kelly LLC, Dynamic Engineering, Inc. and Idaho Power Company or any of our other consultants, engineers, vendors or service providers fail to perform on a timely basis under their respective agreements, then we will not be able to commence production of polysilicon at our planned polysilicon production facility on our current schedule. In addition, if we are required to seek alternative suppliers of the reactors, the TCS process, or electric substation for which we have already contracted, our costs could increase significantly and we would experience further delays. Any delays may result in a breach of our supply agreements with Sanyo, Suntech, GEWD and Solarfun which may allow them to terminate the supply agreements, which would harm our business.

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

If we are successful in our efforts to construct our production plant for the production of polysilicon, our ability to successfully compete in the polysilicon and PV system installation markets will depend on a number of factors, including:

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

The State of Idaho and the local municipal government have approved a variety of incentives to attract Hoku Materials, including tax incentives, financial support for infrastructure improvements around the facilities, and grants to fund the training of new employees. In December 2006, we received a letter from the City of Pocatello, Idaho outlining a variety of financial and other incentives that could be available to us if we ultimately complete the construction of our planned polysilicon production facility in the City of Pocatello, Idaho. This letter is not a legally binding agreement on the part of the City of Pocatello, Idaho or us, and the various incentives described in the letter are subject to a number of risks, contingencies and uncertainties, including the actual availability of financial and other incentives, including favorable tax incentives and utility availability, at the time of completion of planned construction and thereafter.

In March 2007, we entered into a 99-year ground lease with the City of Pocatello, for approximately 67 acres of land in Pocatello, Idaho and in May 2007 we commenced construction. In May 2007, the City of Pocatello approved an ordinance that would provide us with tax incentives related to the infrastructure necessary for the completion of our planned polysilicon plant. We would receive up to $25.9 million in real property tax reimbursements for infrastructure improvements and up to $17.4 million in real property tax reimbursements based on employment numbers. The tax incentives expire on December 31, 2030. Except for the ground lease and the approved ordinance noted above, we have not entered into any other definitive agreements with the State of Idaho or any municipal government and we may not realize the benefits of these other offered incentives including workforce training funds and utility capacities. If we are unable to realize these incentives the costs of establishing our planned polysilicon facility in Idaho may be higher than we currently estimate.

While we believe that we currently have adequate internal control over financial reporting, we are exposed to risks from legislation requiring companies to evaluate those internal controls.

Section 404 of the Sarbanes-Oxley Act of 2002 requires our management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control structure and procedures for financial reporting. We have an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. However, the manner in which companies and their independent public accounting firms apply these requirements and testing companies’ internal controls remains subject to some uncertainty. To date, we have incurred, and we expect to continue to incur increased expense and to devote additional management resources to Section 404 compliance. Despite our efforts, if we identify a material weakness in internal controls, there can be no assurance that we will be able to remediate such material weakness identified in a timely manner, or that we will be able to maintain all of the controls necessary to determine that our internal control over financial reporting is effective. In the event that our chief executive officer, chief financial officer or our independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, investor perceptions of us may be adversely affected and could cause a decline in the market price of our stock.

If our competitors are able to develop and market products that customers prefer to our products, we may not be able to generate sufficient revenue to continue operations.

In the polysilicon market, we will also compete with companies such as Hemlock Semiconductor Corporation, Renewable Energy Corporation ASA, Mitsubishi Polycrystalline Silicon America Corporation, Mitsubishi Materials Corporation, Tokuyama Corporation, MEMC Electronic Materials, Inc., and Wacker Chemie AG. In addition, we believe new companies may be emerging in China, India, Europe, Brazil, Australia, North America, and the Middle East, and new technologies, such as fluidized bed reactors and direct solidification, are emerging, which may have significant cost and other advantages over the Siemens process we are planning to use to produce polysilicon at our production facility. These competitors may have longer operating histories, greater name recognition and greater financial, sales and marketing, technical and other resources than us. If we fail to compete successfully, we may be unable to successfully enter the market for polysilicon and PV modules.

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

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our PV system installations. For example, without a regulatory mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to our customers of installing PV systems and make them less desirable, thereby harming our business, prospects, results of operations and financial condition. Furthermore, our sale of electricity to Hawaiian Electric Company is pending an approval from the Hawaii Public Utilities Commission and our agreement with The James Campbell Company to plan a Kapolei Sustainable Energy Park is subject to various conditions and government approvals related to the capped solid waste storage area on the site.

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

We believe that the near-term growth of the market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network, depends in large part on the availability and size of government incentives. Because we plan to sell to the on-grid market, the reduction or elimination of government incentives may adversely affect the growth of this market or result in increased price competition, both of which adversely affect our ability to compete in this market. Currently, the U.S. federal solar tax credit is scheduled to expire at the end of calendar year 2008. If similar tax or other federal government incentives are not available beyond calendar year 2008, it could harm our solar business.

Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan and the United States, have provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether. For example, Germany has been a strong supporter of solar power products and systems and political changes in Germany could result in significant reductions or eliminations of incentives, including the reduction of tariffs over time. Some solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Net metering policies in Japan could limit the amount of solar power installed there. Reductions in, or elimination or expiration of, governmental incentives could result in decreased demand for PV products, and reduce the size of the market for our planned PV system installation services.

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

There is a limited pool of qualified applicants for our operations located in Hawaii capable of meeting our specialized needs. Our future success will depend, in part, on our ability to attract and retain qualified management and technical personnel, many of whom must be relocated from the continental United States or other countries. In addition, we will need to hire and train specialized engineers to manage and operate our planned polysilicon facility in Pocatello, Idaho. We may not be successful in hiring or retaining qualified personnel. Our inability to hire qualified personnel on a timely basis, or the departure of key employees, could harm our business.

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

We will use materials that are considered hazardous in our planned manufacturing and production processes and, therefore, we could be liable for environmental damages resulting from our research, development, or manufacturing and production operations.

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

We believe that international sales will account for a significant percentage of our revenue in the future. Hoku Materials’ largest polysilicon supply agreements are with Suntech, Sanyo, GEWD, and Solarfun which are located in The People’s Republic of China, Japan, Malaysia, and Hong Kong, respectively. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

All of our contracts are denominated in U.S. dollars except for our contract with GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. Therefore, increases in the exchange rate of the U.S. dollar to foreign currencies will cause our products to become relatively more expensive to customers in those countries, which could lead to a reduction in sales or profitability in some cases.

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile and since April 1, 2006 to December 31, 2007, our stock has had closing high and low sales prices in the range of $2.38 to $14.05 per share. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not Applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

(a) Exhibits

Exhibit No.	Description
10.57(1)	Amendment No. 3 to Supply Agreement, dated December 28, 2007, by and between Sanyo Electric Co., Ltd., and Hoku Materials, Inc.

10.58+	Supply Agreement, dated November 19, 2007, by and between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.

10.59+	Agreement for Construction of Hoku Electric Substation and Associated Facilities, dated December 28, 2007, by and between Idaho Power Company and Hoku Materials, Inc.

10.60+	First Amended & Restated Supply Agreement, dated January 7, 2008, by and between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.

10.61+	First Amended & Restated Supply Agreement, dated December 28, 2007, by and between Sanyo Electric Co., Ltd., and Hoku Materials, Inc.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 10.57 to our Current Report on Form 8-K (File Number: 0-51458), dated December 28, 2007 and filed with the Securities and Exchange Commission on January 2, 2008.
+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from these exhibits and have been filed separately with the Securities and Exchange Commission.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 1, 2008.

HOKU SCIENTIFIC, INC.

/s/ DARRYL S. NAKAMOTO
Darryl S. Nakamoto
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Description
10.57(1)	Amendment No. 3 to Supply Agreement, dated December 28, 2007, by and between Sanyo Electric Co., Ltd., and Hoku Materials, Inc.

10.58+	Supply Agreement, dated November 19, 2007, by and between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.

10.59+	Agreement for Construction of Hoku Electric Substation and Associated Facilities, dated December 28, 2007, by and between Idaho Power Company and Hoku Materials, Inc.

10.60+	First Amended & Restated Supply Agreement, dated January 7, 2008, by and between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.

10.61+	First Amended & Restated Supply Agreement, dated December 28, 2007, by and between Sanyo Electric Co., Ltd., and Hoku Materials, Inc.

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as Exhibit 10.57 to our Current Report on Form 8-K (File Number: 0-51458), dated December 28, 2007 and filed with the Securities and Exchange Commission on January 2, 2008.
+	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from these exhibits and have been filed separately with the Securities and Exchange Commission.
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