Form 10-K
period 2008-03-31
HOKU SCIENTIFIC INC
filed 2008-06-06
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number: 000-51458

HOKU SCIENTIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware	99-0351487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1075 Opakapaka Street, Kapolei, Hawaii 96707
(Address of principal executive offices, including zip code)

(808) 682-7800
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	The NASDAQ Stock Market, LLC
(NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐    No   ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒    No   ☐

Indicate by check mark if disclosure of deliquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b–2 of the Act). Yes   ☐     No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2007 was approximately $123.0 million (based on the closing sales price of the registrant’s common stock on September 30, 2007). Aggregate market value excludes an aggregate of 4,122,840 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of April 30, 2008, 19,797,420 shares of the Registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference portions of its Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by July 29, 2008.

PART I

Item 1.	Business

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Annual Report on Form 10-K, including, but not limited to, statements about:

•
our ability to raise sufficient funds to establish a polysilicon manufacturing facility, including payments for the engineering, procurement and construction management services from Stone & Webster, Inc., construction services from JH Kelly LLC, the purchase and installation of the equipment from GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Saft Power Systems USA, Inc., PVA Tepla Danmark and other vendors, contractors and consultants in general, and to comply with our obligations under our agreements with Sanyo Electric Company, Ltd., Wuxi Suntech Power Co., Ltd.,Global Expertise Wafer Division Ltd., and Solarfun Power Hong Kong Limited;

•	whether or not we or Sanyo Electric Co., Ltd. terminate our polysilicon supply contract based on the financing deadline that expired on May 31, 2008;

•	whether or not we or Global Expertise Wafer Division terminate our polysilicon supply contract based on the financing deadline that expired on May 31, 2008;

•	our cost to engineer, procure and construct our planned polysilicon facility;

•
the ability of Stone & Webster, Inc., JH Kelly LLC, GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., Saft Power Systems USA, Inc., PVA Tepla Danmark and our other vendors, contractors and consultants’ to meet the delivery schedules in their respective agreements with us;

•	our ability to engineer and construct a production plant for polysilicon;

•	our ability to produce polysilicon;

•	our ability to produce trichlorosilane, and the efficiency and potential operating cost savings from the trichlorosilane production process to be designed by Dynamic Engineering Inc.;

•	our selection of the City of Pocatello, Idaho as our location for our planned polysilicon production facility;

•
our ability to meet the quality, quantity and timing requirements under our supply agreements with Sanyo Electric Company, Ltd., Wuxi Suntech Power Co., Ltd., Global Expertise Wafer Division Ltd., and Solarfun Power Hong Kong Limited;

•	the quality of polysilicon to be produced by us;

•	our costs to produce polysilicon, and our ability to offer pricing that is competitive with competing products;

•	our plans for future expansion of our polysilicon production facility;

•	our forecasted revenue from the potential future sale of polysilicon;

•	our ability to secure additional prepayments from the sale of 300-500 metric tons of annual production capacity;

•
our ability to complete PV system installations, including potential future installations with Bank of Hawaii, The James Campbell Company, Hawaiian Electric Company, Paradise Beverages, Inc., and D.R. Horton-Schuler Division;

•
our ability to obtain solar modules from third party vendors and our ability to offer pricing for photovoltaic system installations that is competitive with competing products and installation providers;

•	the performance and durability of the photovoltaic systems we install;

•	the cost to procure and install photovoltaic systems;

•	our ability to offer pricing that is competitive with competing products and expected future revenue from the photovoltaic system installation business;

•	our ability to sell our land and facility located in Kapolei, Hawaii at a favorable price, or at all;

•	our expectations regarding the potential size and growth of photovoltaic system installations and polysilicon markets in general and our revenues in particular;

•	our expectations regarding the market acceptance of our products;

•	our future financial performance;

•	our business strategy and plans; and

•	objectives of management for future operations.

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

Our fiscal year ends on March 31. We designate our fiscal year by the year in which that fiscal year ends; e.g., fiscal 2008 refers to our fiscal year ended March 31, 2008.

Overview

Hoku Scientific, Inc. is a materials science company focused on clean energy technologies. We were incorporated in Hawaii in March 2001, as Pacific Energy Group, Inc. In July 2001, we changed our name to Hoku Scientific, Inc. In December 2004, we were reincorporated in Delaware.

We have historically focused our efforts on the design and development of fuel cell technologies, including our Hoku membrane electrode assemblies, or MEAs, and Hoku Membranes. In May 2006, we announced our plans to form an integrated photovoltaic, or PV, module business, and our plans to manufacture polysilicon, a primary material used in the manufacture of PV modules. In fiscal 2007, we reorganized our business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells. In February and March 2007, we incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly-owned subsidiaries to operate our polysilicon and solar businesses, respectively.

Hoku Materials

In February 2007, we incorporated Hoku Materials to manufacture polysilicon, a key material used in PV modules. We had originally planned to use the polysilicon internally by Hoku Solar to manufacture our own brand of solar modules, and for sale to the larger solar market. However, as a result of increased demand from third party customers, and our revised strategy for Hoku Solar, we intend to sell all of our planned output of polysilicon to third party customers.

In May 2007, we commenced construction of our planned polysilicon manufacturing facility in Pocatello, Idaho. We have increased the annual capacity from the previously planned 2,500 metric tons per year to 3,500 metric tons per year. In April 2008, we issued a change order with Stone & Webster, Inc., our engineering, procurement, and construction management services provider, and as a result we revised our estimate of the total cost to construct and equip our polysilicon facility to $390 million from $400 million. We previously intended to finance the construction of this facility through project financing; however, as of May 2008, we now intend to raise up to $110 million in additional financing through one or more debt or equity offerings for the procurement and construction of our polysilicon manufacturing facility.

Once our plant is operating at full capacity, we expect that we will be able to meet the annual delivery requirements in our four existing polysilicon sales contracts. In addition, we have approximately 300 to 500 metric tons of unallocated annual polysilicon production capacity from our planned production output of 3,500 metric tons per year, which may be sold under one or more new long-term contracts, reserved for strategic purposes, or sold on the spot market. If such polysilicon is sold under one or more long term contracts, such sales may provide additional prepayments that could reduce the amount of additional financing needed. Although we have increased the planned size of our polysilicon facility, we believe we are still on track to complete pilot demonstration of the manufacturing of polysilicon in the fourth quarter of calendar year 2008, deliver polysilicon in the first half of calendar year 2009, and run at full 3,500 metric tons per year capacity in the first half of calendar year 2010. We also plan to expand our polysilicon manufacturing facility. We believe we have sufficient space to expand our polysilicon production to up to 8,000 metric tons per year on our existing 67-acre property; however the expansion size will primarily be determined based on new polysilicon sales contracts that we may sign.

Hoku Solar
In March 2007, we incorporated Hoku Solar to assemble and install our own brand of PV modules. In June 2007, we announced a change in our strategy, which is to focus on the sale of turnkey PV system installations, and related services, and to exit the solar module manufacturing business. In connection with our new strategy, we resold our 15 megawatt-per-year solar module production line in July 2007, before it was delivered, for $1.8 million, and in September 2007, we resold our inventory of solar cells for $2.1 million and recognized a loss on the sale of $285,000. The module production line and the solar cells had been originally purchased for $1.9 million, and $2.8 million, respectively. In March 2007, we recognized a write-down of $379,000 related to solar cell inventory and in June 2007 we wrote-down the solar module production line to $1.8 million.

We plan to continue to design, engineer and install turnkey PV systems, but will use modules purchased from third party suppliers, which we believe we can purchase at lower prices than the cost to manufacture our own brand of modules. Furthermore, due to the change in our business strategy to not manufacture solar modules along with our downsizing of our fuel cell business, we are exploring the sale of our land and facility in Kapolei, Hawaii and the relocation to a leased warehouse and office space on the island of Oahu, Hawaii.

Hoku Fuel Cells
Under the name Hoku Fuel Cells, we operated our fuel cell business, which has designed, developed and manufactured MEAs for proton exchange membrane, or PEM, fuel cells. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and we have not sold any products commercially. In August 2007, we completed our contract with the U.S. Navy.

We intend to selectively pursue patent applications in order to protect our technology, inventions and improvements related to our fuel cell products; however we do not currently plan on actively pursuing any new contracts or committing resources to further develop our fuel cell products.

Our Solar Businesses

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

Hoku Materials

Business Strategy and Planned Polysilicon Product
Our goal is to be a leading provider of polysilicon. We plan to manufacture polysilicon using TCS in a Siemens reactor. We believe it is the most proven process with the least technical risk.

Customers
We have contracted future revenue with four leading solar companies from the sale of up to $1.7 billion of polysilicon over a seven to ten year period. Once our planned facility, which is being designed to produce up to 3,500 metric tons of polysilicon per year, is operating at full capacity, we expect that we will be able to meet the annual delivery requirements in our four existing polysilicon sales contracts. In addition, we have approximately 300 to 500 metric tons of unallocated annual polysilicon production capacity from our planned production output of 3,500 metric tons per year, which may be sold under one or more new long-term contracts, reserved for strategic purposes, or sold on the spot market. If such polysilicon is sold under one or more long term contracts, such sales may provide additional prepayments that could reduce the amount of additional financing needed. We also plan to expand our polysilicon production capabilities. We believe we have sufficient space to expand our polysilicon production to up to 8,000 metric tons per year on our existing 67-acre property; however the expansion size will primarily be determined based on new polysilicon sales contracts that we may sign.

Sanyo Electric Co., Ltd. In January 2007, we signed a fixed price/fixed volume contract with Sanyo Electric Company, Ltd., or Sanyo, to provide Sanyo with up to approximately $371 million of polysilicon sales over a seven year period. Pursuant to the contract, Sanyo advanced to us $2 million and deposited an additional $109 million into an escrow account at Bank of Hawaii to be released to us upon achievement of certain financing, polysilicon production and quality milestones. In January 2008, we amended our polysilicon supply contract with Sanyo to increase the term of the contract from seven to ten years. The total amounts that may be payable to us under the contract have increased from up to approximately $371 million for the seven year contract, to up to approximately $530 million for the amended ten year contract. The contract provides for the delivery of predetermined volumes of polysilicon to Sanyo each year at set prices from January 2010 through December 2019. The contract also extends the date when either party may terminate the supply agreement, at an earlier date under certain circumstances, including, but not limited to, our inability to complete the financing for our polysilicon production plant by May 31, 2008. We cannot guarantee that we or Sanyo will not elect to terminate as a result of our inability to complete financing by May 31, 2008. If the contract is terminated for any reason, our business will be materially harmed. In addition, if the contract with Sanyo is terminated we will be required to return any deposits and advance payments received up to the date of the termination, which is $2 million as of May 31, 2008, and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the agreement with Sanyo or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

Wuxi Suntech Power Co. Ltd. In June 2007, we entered into a fixed price/fixed volume agreement with Wuxi Suntech Power Co., Ltd., or Suntech, to provide Suntech with up to approximately $678 million of polysilicon sales over a ten year period. Pursuant to the agreement, Suntech advanced to us $2 million and will make $45 million in additional prepayments for products upon achievement of certain financing, polysilicon production and quality milestones. In August 2007, as a security for Suntech’s prepayment obligation, Suntech delivered a $45 million letter of credit issued to us by the Chicago branch of ABN AMRO Bank NV.

In May 2008, we amended the agreement with Suntech whereby approximately $678 million may be payable by Suntech to us during a ten-year period, subject to the achievement of certain milestones, the acceptance of product deliveries and other conditions. Additional amounts may be payable for polysilicon products shipped in 2009. In addition, either party may elect to terminate the supply agreement, at an earlier date under certain circumstances, including, but not limited to, our inability to raise $75 million in gross aggregate proceeds to finance the construction of our polysilicon facility from bank debt, equity financing (including the $25 million in proceeds from our private placement of common stock on February 29, 2008), customer prepayments actually received in cash for polysilicon products (not including commitments for future prepayments, or amounts placed in escrow or secured by letters of credit), or any combination of the foregoing by December 31, 2008. If the contract is terminated for any reason, our business will be materially harmed. In addition, if the contract with Suntech is terminated we will be required to return any deposits and advance payments received up to the date of the termination, which is $2 million as of May 31, 2008, and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the agreement with Suntech or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

Global Expertise Wafer Division Ltd. In June 2007, we entered into a fixed price/fixed volume agreement with Global Expertise Wafer Division Ltd., or GEWD, a wholly-owned subsidiary of Solar-Fabrik AG, to provide GEWD with up to approximately $185 million of polysilicon sales over a seven year period. Pursuant to the agreement, GEWD advanced to us $2 million and was required to make additional prepayments for products of $51 million in installments upon achievement of certain financing, polysilicon production and quality milestones. As security for GEWD’s $51 million prepayment obligation, GEWD obtained a $25 million letter of credit in our favor from Dresdner Bank AG. GEWD was also required to provide an additional $26 million bank letter of credit to us on or before September 30, 2007. As GEWD did not obtain the additional $26 million letter of credit, in December 2007, we exercised our option to reduce the predetermined volume of polysilicon and increased the predetermined price under the agreement. As a result, we will now provide GEWD with up to $117 million of polysilicon sales over a seven year period, and GEWD’s prepayment obligation has been reduced to $27 million, comprised of the $2 million already paid to us in cash and the $25 million that is supported by the Dresdner Bank standby letter of credit. In March 2008, we amended the agreement with GEWD, whereby either party may terminate the agreement if, on or before May 31, 2008, we have not secured financing to construct our planned polysilicon facility. We cannot guarantee that we or GEWD will not elect to terminate as a result of our inability to complete financing by May 31, 2008. If the contract is terminated for this reason, our business will be materially harmed. In addition, if the contract with GEWD is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $2 million as of May 31, 2008, and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the agreement with GEWD or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

Solarfun Power Hong Kong Limited. In November 2007, we entered into a fixed price/fixed volume agreement with Solarfun Power Hong Kong Limited, or Solarfun, a subsidiary of Solarfun Power Holdings Co., Ltd., to provide Solarfun with up to $306 million of polysilicon sales over an eight year period. Pursuant to this agreement, Solarfun paid us $10 million as a prepayment for future product deliveries. Under an amended contract executed in January 2008, Solarfun had until February 15, 2008 to obtain a $44 million standby letter of credit in our favor and requires Solarfun to pay us an additional $44 million in three installments: the first payment is due on September 30, 2008 and the final payment is due on March 31, 2010. In connection with the amended contract, Solarfun made an additional prepayment of $1 million, bringing the total prepayments made to date to $11 million. In February 2008, Solarfun delivered a $44 million letter of credit issued to us by Citibank, N.A.

In May 2008, we amended the contract with Solarfun to increase the term of the supply commitment from eight to ten years, which increases the total amounts that may be payable to us from $306 million for the eight year term to approximately $384 million for the ten year term. Under the Second Amended Solarfun Supply Agreement, Solarfun is required to pay Hoku Materials $44 million, as a prepayment for future product deliveries, in increments of $19 million, $20 million, and $5 million on or before September 30, 2008, March 31, 2009, and March 31, 2010, respectively. In addition, either party may elect to terminate the supply agreement, at an earlier date under certain circumstances, including, but not limited to, our inability to raise $75 million in gross aggregate proceeds to finance the construction of our polysilicon facility from bank debt, equity financing (including the $25 million in proceeds from our private placement of common stock on February 29, 2008), customer prepayments actually received in cash for polysilicon products (not including commitments for future prepayments, or amounts placed in escrow or secured by letters of credit), or any combination of the foregoing by December 31, 2008. Solarfun may delay payment of the $44 million prepayment for products until such time as we have raised the $75 million in financing proceeds. If the contract is terminated for any reason, our business will be materially harmed. In addition, if the contract with Solarfun is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $11 million as of May 31, 2008, and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the agreement with GEWD or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

Please see Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our contracts with Sanyo, Suntech, GEWD and Solarfun.

Hoku Solar

Business Strategy and PV Products
Our goal is to be a leading provider in PV system installations. We plan to focus on designing, engineering and installing turnkey PV systems and related services in Hawaii using solar modules purchased from third party suppliers.

Customers

In fiscal 2008, we completed installations for Paradise Beverages, Hardware Hawaii, Bank of Hawaii and other commercial and residential customers.

Bank of Hawaii. In December 2007, we completed the installation of a PV system on Bank of Hawaii’s historic Kohala (Kapa’au) branch, located on the Big Island of Hawaii. In July 2007, we signed a non-binding letter of intent with Bank of Hawaii for us to explore additional turnkey PV system installations for Bank of Hawaii’s other neighbor island facilities on the islands of Hawaii, Maui and Kauai.

Hawaiian Electric Company. In May 2008, the Hawaii Public Utilities Commission approved the contract for Hawaiian Electric Company to purchase electricity generated by a PV system that we would install. We plan to install a 218-kilowatt PV system, which is expected to be in service by the end of calendar year 2008, and sell the power generated by that system over a 20-year period to Hawaiian Electric Company.

The James Campbell Company. We are in discussions with The James Campbell Company to plan the Kapolei Sustainable Energy Park, which would be capable of generating approximately 1.5 megawatts of PV power and would be the largest PV facility on Oahu.

Paradise Beverages, Inc. In December 2007, we completed the installation of two PV systems for Paradise Beverages at its Kailua-Kona, Hawaii, and Lihue, Kauai, facilities. In March 2008, we entered into an agreement with Paradise Beverages to install a PV system at its Oahu facility.

D.R. Horton-Schuler Division. In March 2008, we joined D.R. Horton-Schuler Division, a wholly owned subsidiary of D.R. Horton, Inc. in a marketing program to offer two-kilowatt PV systems to homebuyers at the Kahiwelo at Makakilo Development in Kapolei, Hawaii. The Kahiwelo project is planned to consist of 474 single-family homes and is scheduled to be built-out through 2015. The amount of potential revenue is contingent on whether the homebuyers choose to install a PV system.

Our Fuel Cell Business

Fuel Cell Industry Overview

Based on discussions with potential customers for our Hoku MEAs and Hoku Membranes during fiscal 2007, we determined that the potential for future revenue opportunities from our Hoku Fuel Cells division were uncertain. As a result, we do not plan on actively pursuing any new contracts or commit resources to further develop our fuel cell products. We will, however, consider new opportunities if it makes financial sense.

Customers
U.S. Navy - Naval Air Warfare Center Weapons Division. In March 2005, we were awarded a contract with the U.S. Navy to develop and demonstrate a PEM fuel cell power plant prototype that incorporates our Hoku MEAs within IdaTech, LLC, or IdaTech, fuel cell stacks and integrated fuel cell systems. IdaTech is a subsidiary of IDACORP, Inc., a publicly-traded energy and technology holding company.

Pursuant to the contract, we manufactured 11 fuel cell power plants for delivery to the U.S. Navy. The U.S. Navy officially accepted the 11 fuel cell power plants and demonstrated 10 of these fuel cell power plants at Pearl Harbor, Hawaii. The aggregate amount of the contract was $4.5 million. We recognized $1.3 million and $3.2 million in revenue during fiscal 2008 and 2007, respectively. We completed all work related to this contract in August 2007.

We retain all intellectual property related to our Hoku Membranes and Hoku MEAs. We also retain the rights to any invention that is conceived while performing the work under this contract; however, the U.S. Government has a non-exclusive, non-transferable, irrevocable, paid-up license to use the invention throughout the world.

Backlog

As of March 31, 2008, we have entered into PV system installation and other related service contracts that we have not completed; however we do not have a backlog.

Sales and Marketing

As there is a shortage of polysilicon and our intent is to sign a few long-term contracts with key customers, there is not a need for a dedicated sales force for Hoku Materials. We have an employee that is focused on PV module installation for commercial, and to a lesser extent residential properties, in Hawaii. We are offering the sale and installation of our turnkey PV systems or the option of a power purchase arrangement where we would install and own the solar system and the end user would pay us for the electricity produced under a long-term contract.

Research and Development

Hoku Materials and Hoku Solar

We are at early stages of our expansion into the polysilicon and PV module market and have not to date conducted any research and development in this area.

Our research and development expenses were $86,000, $1.8 million and $1.3 million in fiscal years 2008, 2007 and 2006, respectively, and were related to our fuel cell business. As of March 31, 2008, we had no individuals on our research and development team for our polysilicon, PV system installation or fuel cell businesses.

Intellectual Property

Hoku Materials and Hoku Solar

We are at an early stage of our expansion into the polysilicon and PV systems installation market and have not developed or licensed any proprietary intellectual property addressed to this market. We may need to obtain licenses to manufacture and/or sell polysilicon and PV modules using the technology that we are planning to implement. However, based on our discussions with engineering firms and equipment suppliers, we believe that we can obtain any necessary licenses from these engineering firms and turnkey equipment suppliers that may be required to manufacture, market and/or sell the products made with their equipment. If we fail to successfully acquire the licenses necessary to manufacture and/or sell polysilicon, we will be unable to commence production of polysilicon and we may be forced to delay, alter or abandon our expansion into this market.

Manufacturing

Hoku Materials
We estimate that it will cost approximately $390 million to engineer, procure and construct our planned 3,500 metric ton per annum polysilicon production facility. Sanyo, Suntech, Solarfun and GEWD have collectively committed $240 million towards these costs, subject to the achievement of various operational and financial milestones, including those that were not met by May 31, 2008. In addition to the $240 million in customer commitments, we intend to contribute $40 million of our available cash, including amounts already paid by us. This leaves a shortfall of $110 million of additional capital that is required to fully fund the $390 million construction budget. We had previously announced our intention to work with Merrill Lynch for this additional funding in the form of project finance debt. In May 2008, we and Merrill Lynch mutually agreed to end this engagement, and instead, we intend to raise up to $110 million in additional financing through one or more debt or equity offerings for the procurement and construction of our polysilicon manufacturing facility.

We believe we will need to make aggregate payments of $111 million for engineering, procurement and construction in order to complete pilot production in the fourth quarter of calendar year 2008. If we successfully complete that milestone, the availability of customer prepayment commitments would fund continuing construction costs until our polysilicon facility is near commercial production. As of March 31, 2008, the amount contributed to the project is $29 million, a portion of which has been funded with advances on customer commitments, of which we have received $15 million in fiscal 2008 and $2 million in fiscal 2007.

We intend to contribute an additional $28 million, which includes the proceeds from the $25 million private placement of our common stock to investors in February 2008, and intend to raise approximately $54 million in additional debt or equity financing, which would secure the $111 million we believe is needed to complete pilot production. We would thereafter commence one or more subsequent debt or equity offerings to raise an additional $56 million, which together with the release of the remaining customer commitments, is expected to be sufficient to complete the construction of our polysilicon plant.

We also recently announced that we amended our polysilicon supply contracts with Suntech and Solarfun, to revise the financing deadline to December 31, 2008, and to reduce the amount of capital that we are required to raise by that date to $75 million, including the $25 million previously raised through our private placement of our common stock. We have not amended the financing deadlines in our polysilicon agreements with Sanyo and GEWD, which deadlines expired on May 31, 2008, and we cannot guarantee that we, Sanyo and GEWD will not terminate the respective agreements. If any of our contracts with Sanyo, GEWD, Suntech or Solarfun is terminated, our business will be materially harmed. In addition, we will be required to return any deposits and advance payments received up to the date of the termination, which is $17 million in aggregate of the four supply agreements and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the terminated agreements or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations. In addition, we have approximately 300 to 500 metric tons of unallocated annual polysilicon production capacity from our planned production output of 3,500 metric tons per year, which may be sold under one or more new long-term contracts, reserved for strategic purposes, or sold on the spot market. If such polysilicon is sold under one or more long term contracts, such sales may provide additional prepayments that could reduce the amount of additional financing needed.

City of Pocatello. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, Idaho, for approximately 67 acres of land, and in May 2007, the City of Pocatello approved an ordinance that would provide us with tax incentives related to the cost of infrastructure necessary for the completion of our planned polysilicon plant. We would receive up to $25.9 million in property tax reimbursements for infrastructure improvements and up to $17.4 million in property tax reimbursements based on employment numbers. Reimbursements are based on actual tax payments and are paid over time. The ordinance is in effect through year 2030.

Stone & Webster, Inc. We entered into an agreement with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering, procurement, and construction management services, or the EPCM Agreement, for the construction of a polysilicon production plant with an annual capacity of 3,500 metric tons. Under the EPCM Agreement, S&W will provide the engineering services to complete the design and plan for construction of the polysilicon plant, along with procurement and construction management services. S&W will be paid on a time and materials basis plus a fee for its services and incentives if certain schedule and cost targets are met. The target cost for the services to be provided under the EPCM Agreement is $50.0 million, plus up to $5.0 million of additional incentives that may be payable.

The incentives are based on:

•	S&W's services costing less than $50 million,

•	S&W achieving a total installed cost target for the project of $390 million, and

•	S&W meeting scheduled targets of:

•	pilot test production of polysilicon in late 2008,

▪
mechanical and substantial completion allowing the commissioning and operation of processes for the production of trichlorosilane, the production of polysilicon, and the separation and recovery of the vent gases resulting from the production of polysilicon, in incremental production volumes, between January 2009 and September 2009, and

▪	final project completion by September 2009.

Each of these cost and schedule targets may be adjusted if we or our other contractors cause any delays, or request changes to the work that increase the cost or time for completion, or if force majeure or adverse weather events cause any delays.

Pursuant to the EPCM Agreement, S&W is not guaranteeing that the cost or schedule targets will be met, and we are obligated to pay for S&W's services regardless of whether these targets are ultimately achieved; however, S&W is required to pay liquidated damages of up to $1 million for schedule delays that are directly caused by S&W.

JH Kelly LLC. We entered into an agreement with JH Kelly LLC., or JH Kelly, for construction services for the construction of a polysilicon production plant with an annual capacity of 3,500 metric tons, or the Construction Agreement. We will pay JH Kelly on a time and materials basis plus a fee for its services and incentives if certain schedule, cost and safety targets are met. The target cost for the services to be provided under the Construction Agreement is $145.0 million, including up to $5.0 million of incentives that may be payable.

The incentives are based on:

•	JH Kelly's total costs being less than $145.0 million;

•	JH Kelly achieving specified safety targets; and

•	JH Kelly meeting scheduled targets of:

▪	pilot test production of polysilicon in late 2008;

▪
mechanical and substantial completion allowing the commissioning and operation of processes for the production of trichlorosilane, the production of polysilicon, and the separation and recovery of the vent gases resulting from the production of polysilicon, in incremental production volumes, between January 2009 and September 2009; and

▪	final project completion by September 2009.

Each of these cost, safety and schedule targets may be adjusted if we or its other contractors cause any delays, or request changes to the work that increase the cost or time for completion, or if any delays caused by reasons not in the sole control of JH Kelly occur.

Pursuant to the Construction Agreement, JH Kelly is not guaranteeing that the cost or schedule targets will be met, and we are obligated to pay for JH Kelly's services regardless of whether these targets are ultimately achieved; however, JH Kelly is required to pay liquidated damages of up to $1 million for schedule delays that are directly caused by JH Kelly.

JH Kelly may terminate the Construction Agreement if we breach the agreement. JH Kelly may suspend work under the Construction Agreement upon two days written notice if we fail to make any payment when due, and we will be liable for wind-down and start-up costs in the event JH Kelly restarts its performance of services. We may terminate the Construction Agreement if JH Kelly fails to perform its obligations or if JH Kelly becomes insolvent or bankrupt. We may also terminate the Construction Agreement at any time for our convenience, in which case we are obligated to pay JH Kelly for all completed work, all work in progress and JH Kelly's reasonable termination expenses.

Dynamic Engineering Inc. In October 2007, we entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license, for the process to produce and purify trichlorosilane, or TCS. Under the agreement, Dynamic is obligated to design and engineer a trichlorosilane, or TCS, production facility that is capable of producing 20,000 metric tons of TCS for our planned 3,500 metric tons per year polysilicon production plant in Pocatello, Idaho. The Dynamic process is to be integrated by S&W into the overall polysilicon production facility, and will be constructed by JH Kelly. Dynamic's engineering services will be provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that we may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the completed facility, and has agreed to indemnify us for any third party claims of intellectual property infringement.

In April 2008, we amended the agreement to eliminate our obligation to indemnify and hold Dynamic harmless from any damages in excess of $5 million that arise out of the agreement, and/or Dynamic’s performance under the agreement, including claims that Dynamic acted negligently, whether the damages arise from claims by us or any third party.

GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. In January 2007, we entered into an agreement with GEC Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase and sale of hydrogen reduction reactors and converters, or the Equipment, capable of producing 2,000 metric tons of polysilicon per year, which is approximately 20.9 million Euros.

In May 2007, we paid the initial deposit of 15%, or approximately $4.2 million, under the agreement for the Equipment capable of producing 2,000 metric tons of polysilicon per year. The payment of this initial deposit began the 15-month delivery deadline for Equipment capable of producing 1,500 metric tons of polysilicon per year, with the Equipment for an additional 500 metric tons per year being delivered within three months after the first delivery.

In October 2007, we amended and restated the agreement to require us to pay GEC and MSA up to 45% of the purchase price for Equipment capable of producing 2,000 metric tons of polysilicon per year via wire transfer in six equal monthly increments from October 2007 through March 2008, and an additional 20% of the purchase price within four weeks after the Equipment is shipped from the Port of Hamburg, Germany. An additional 10% of the applicable purchase price for the Equipment is payable to GEC and MSA via wire transfer within four weeks after a successful test demonstration of the Equipment, and the final 10% of the applicable purchase price is payable to GEC and MSA upon the earlier of (a) 30 months after delivery; or (b) expiration of the warranty period, which is 18 months after successful commissioning of the Equipment. As of May 31, 2008, we made payments of $8.8 million under this contract, approximating 30% of the purchase price. Our payments are less than the scheduled payment terms as we had not received the required written reports describing progress that is being made in the manufacturing of the reactors until May 2008. We expect to make additional payments in June 2008.

The amended agreement also contains an option to purchase additional Equipment that is capable of producing up to an additional 500 metric tons of polysilicon per year, or the Option Equipment, for a total purchase price of approximately 6.7 million Euros, or the Option Price. The amended agreement provides for an initial deposit equal to 15% of the Option Price to GEC and MSA within six months after signing the amended agreement. The Option Equipment shall be delivered within 12 months after we pay the 15% deposit. Hoku Materials is required to pay GEC and MSA up to 45% of the Option Price via wire transfer in 12 equal monthly increments from the month after it pays the 15% deposit through the month of shipment, and an additional 20% of the Option Price within four weeks after the Option Equipment is shipped from Hamburg, Germany. An additional 10% of the Option Price for the Option Equipment is payable to GEC and MSA via wire transfer within four weeks after a successful test demonstration of the Option Equipment, and the final 10% of the Option Price is payable to GEC and MSA upon the earlier of (a) 30 months after delivery; and (b) expiration of the warranty period, which is 18 months after successful commissioning of the Option Equipment.

In March 2008, we entered into a new polysilicon reactor supply contract with GEC to give us the option to purchase additional polysilicon reactors for the production of up to 8,000 metric tons of polysilicon per year. Under this new agreement, we have an option, without obligation, to order reactors at any time over a twelve-month period at predetermined pricing and delivery terms. We expect we will exercise the option to purchase additional reactors necessary for our planned annual capacity of 3,500 metric tons of polysilicon; however, the amount of additional reactors beyond 3,500 metric tons of polysilicon per year will be contingent on additional customer contracts we may sign.

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

Bank of Hawaii. In January 2008, we entered into agreements with Bank of Hawaii to purchase in increments an aggregate amount of 8.7 million Euros on various maturity dates beginning in April 2008 and ending in July 2010 at a fixed U.S dollar amount of $12.8 million. We expect to use the purchased Euros to make payments pursuant to the amended GEC and MSA contracts, for the purchase of hydrogen reduction and hydrogenation reactors for the production of polysilicon. The agreements are considered derivatives as the forward exchange contract with the Bank of Hawaii is used to hedge our commitment related to the acquisition of the reactors from GEC and MSA.  The fair value of these derivatives approximates $965,000. The purpose of our foreign currency hedging activity is to help protect us from risk that the eventual dollar cash flows from the acquisition of this asset will be adversely affected by changes in the exchange rate.  There was no gain or loss due to ineffectiveness.

As part of the agreements, we are required to place deposits with Bank of Hawaii for 20% of the notional value of the outstanding transactions, which can fluctuate based on the U.S Dollar/Euro exchange rate. We will earn interest on our deposit, which will be recorded as restricted cash. As of April 30, 2008, our restricted cash balance related to these deposits was $2.6 million.

Saft Power Systems USA, Inc. In March 2008, we entered into an agreement with Saft Power Systems USA, Inc., or Saft, for the purchase and sale of thyroboxes, earth fault detection systems, and related technical documentation and services. Under the agreement, Saft is obligated to manufacture and deliver the thyroboxes, earth fault detection systems, and related technical documentation and services, or the Deliverables, which are used as the power supplies for the polysilicon deposition reactors to be used in our planned 3,500 metric tons per year polysilicon production plant. The total fees payable to Saft for all Deliverables under the agreement is approximately $13 million, which is payable in five installments, beginning in April 2008. Provided that we are current on all payments, Saft guarantees the shipment dates of the Deliverables in stages, beginning in September 2008, with the final Deliverables shipping in February 2009. As of May 31, 2008, we have made payments of $1.3 million to Saft and believe we are current on our payments. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.

PVA Tepla Danmark. In April 2008, we entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for our planned 3,500 metric tons per year polysilicon production plant in. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to our end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total fees payable to PVA is approximately $6 million, which is payable in four installments beginning in August 2008. Provided that we are current on all payments, PVA guarantees all slim rod pullers and float zone crystal pullers will be shipped within ten months after we pay the first 30% of the total agreement amount. PVA has also agreed to use its best efforts to deliver at least one slim rod puller within six months after receipt of the 30% initial payment. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.

Private Placement of Equity. In February 2008, we issued 2,893,519 shares of our common stock pursuant to a Securities Purchase Agreement, by and among us and certain institutional investors, and a wholly owned subsidiary of Suntech Power Holdings Co., Ltd. The wholly owned subsidiary of Suntech Power Holdings Co., Ltd. acquired 2,314,815 shares of our common stock. We received aggregate gross proceeds of approximately $25 million from the sale of our common stock which we expect to use to fund the construction of our polysilicon plant.

We also intend to raise up to $110 million of additional financing through one or more debt or equity offerings for the procurement and construction of our polysilicon manufacturing facility.

Hoku Solar

In June 2007, we announced our strategy to focus on the sale of turnkey PV system installations, and related services, and our plan to exit the solar module manufacturing business. In connection with this focused strategy, we resold the 15 megawatt per year module production line that we purchased from Spire Corporation for an aggregate purchase price of approximately $2.0 million. As a result, we canceled our plans to install the line in Hawaii, and to construct a plant capable of producing 30 megawatts of solar modules per year in Pocatello, Idaho. We also resold $2.8 million of solar cells that we purchased from E-Ton Solar Tech Co., Ltd. in October 2006. We plan to continue to market, sell and install turnkey PV systems, but will use modules purchased from third-party suppliers, which we believe we can purchase at lower prices than the cost to manufacture our own brand of modules. Furthermore, due to the change in our business strategy to not manufacture solar modules along with our downsizing of our fuel cell business, we are exploring the sale of our land and facility in Kapolei, Hawaii and the relocation to a leased warehouse and office space on the island of Oahu, Hawaii.

Hoku Fuel Cells

We are not currently manufacturing any membrane or MEA products due to our downsizing of our fuel cell business.

Supplier Relationships

There is currently an industry-wide shortage of polysilicon, an essential raw material in the production of PV modules. We believe that this shortage will continue through at least fiscal 2009 and potentially for a longer period. We utilize solar modules purchased through our supply relationship with Sanyo Energy (U.S.A.) Corporation and Wuxi Suntech Power Company, Ltd. for our PV system installations.

We have structured our agreements as firm purchase orders at a predetermined price or non-binding forecasts of our annual or quarterly product needs to our suppliers and then periodically issue purchase orders for specific projects. These suppliers are generally under no legal obligation to supply solar modules until they have accepted our purchase orders.

Competition

Hoku Materials

In the polysilicon market, we will compete with companies such as Hemlock Semiconductor Corporation, Renewable Energy Corporation ASA, Mitsubishi Polycrystalline Silicon America Corporation, Mitsubishi Materials Corporation, Tokuyama Corporation, MEMC Electronic Materials, Inc., and Wacker Chemie AG. In addition, we believe new companies may be emerging in China, Korea, India, Europe, Brazil, Australia, North America, and the Middle East, and new technologies, such as fluidized bed reactors, are emerging, which may have significant cost and other advantages over the Siemens process we are planning to use to manufacture polysilicon. These competitors may have longer operating histories, greater name recognition and greater financial, sales and marketing, technical and other resources than us. If we fail to compete successfully, we may be unable to successfully enter the market for polysilicon. Initially, we believe that the high demand for polysilicon will support further competition in the polysilicon market, enabling us to negotiate additional long-term sales contracts.

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

Hoku Fuel Cells

We are not actively seeking new contracts; however, we will consider new opportunities if they make financial sense.

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

The installation of PV systems is subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to PV systems may result in significant additional expenses to us and, as a result, could cause a significant reduction in demand for PV installations. In addition, the manufacture of polysilicon will involve the use of materials that are hazardous to human health and the environment, the storage, handling and disposal of which will be subject to government regulation. Under various Federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances.

Federal and Hawaii state tax credits are available for residential and commercial PV systems placed in service. The federal tax credit will no longer be available as of December 31, 2008. The elimination of tax credits could reduce the demand for our services and harm our business.

Financial Information by Business Segment and Geographic Data
In fiscal 2008, 59% of our total revenue was from our PV system installations, primarily from our contracts with Paradise Beverages and Hardware Hawaii, and the remaining 41% of our revenue was from our fuel cell contracts with the U.S Navy. All of the revenue was generated from customers in the United States. In fiscal 2007 and 2006, 100% of our revenue was derived from our fuel cell business. In fiscal 2007, 97% of our revenue was from the U.S. Navy and Nissan. In fiscal 2006, 99% of our revenue was from Sanyo and Nissan. Sanyo and Nissan are located in Japan and in fiscal 2007, 60% and 40% of our revenue was generated from customers in the United States and Japan, respectively. In fiscal 2006, 99% of our revenue was generated from customers in Japan.

Employees
As of March 31, 2008, we had 21 employees, consisting of six in Hoku Materials, seven in Hoku Solar and the remaining eight employees are general administrative employees in Hoku Scientific that provide support for all divisions, public company requirements and other corporate initiatives.

Executive Officers of the Registrant
Our executive officers and their ages and positions as of March 31, 2008, are as follows:

Name	Age	Position
Dustin M. Shindo	34	Chairman of the Board of Directors, President and Chief Executive Officer
Karl M. Taft III	35	Chief Technology Officer and Director
Darryl S. Nakamoto	34	Chief Financial Officer, Treasurer and Secretary
Scott B. Paul	34	Vice President, Business Development and General Counsel

Dustin M. Shindo, one of our founders, has served as our Chairman of the Board of Directors, President and Chief Executive Officer since March 2001. From November 1999 to February 2001, Mr. Shindo was a founder and Chief Executive Officer of Activitymax, Inc., a small privately-held travel reservation software company, where Mr. Shindo was responsible for managing customer relationships, developing the company’s marketing program and managing the operations of the company. From August 1999 to April 2000, Mr. Shindo was a business consultant at The Lucas Group, a strategic consulting firm, where Mr. Shindo focused on business strategy projects as part of multi-person engagement teams. In 1995, Mr. Shindo founded Mehana Brewing Company, a privately-held microbrewery, where he continues to serve as President and as a member of the board of directors. Mr. Shindo’s family manages the day-to-day operations of Mehana Brewing Company and Mr. Shindo’s time commitment is not significant. In 2006, Mr. Shindo founded Kai Sensors, Inc., a privately held company formed to explore business opportunities related to medical devices, where he continues to serve as Chairman of the Board of Directors. Mr. Shindo’s time commitment to Kai Sensors, Inc. is not significant. Mr. Shindo devotes substantially all of his time to the management of Hoku Scientific. Mr. Shindo has a B.A. in Accounting from the University of Washington and an M.B.A. from the Darden Graduate School of Business Administration at the University of Virginia.

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

We were incorporated in March 2001 and have a limited operating history. We have cumulative net losses since our inception through the fiscal year ended March 31, 2008. Hoku Materials does not currently generate any revenue and we do not expect to generate any revenue from Hoku Fuel Cells in the foreseeable future. During fiscal 2008, we completed PV system installation contracts related to Hoku Solar, and expect that all of our future revenue will be derived through PV system installations and related services and the sale of electricity until the first half of calendar year 2009, when Hoku Materials is expected to generate revenue through the sale of polysilicon. Our planned entry into the polysilicon market will require us to spend significant sums to support the construction of a facility to produce polysilicon, to purchase capital equipment, to fund new sales and marketing efforts, to pay for additional operating costs, and to significantly increase our headcount. As a result, we expect our costs to increase significantly, which will result in further losses before we can begin to generate significant revenue from our Hoku Materials and Hoku Solar divisions. If we are unable to generate significant revenue and achieve profitability, we will not be able to sustain our operations.

Our operating results have fluctuated in the past, and we expect a number of factors to cause our operating results to continue to fluctuate in the future, making it difficult for us to accurately forecast our quarterly and annual operating results.

We began installing PV systems during the second half of fiscal 2008 and will continue to have limited sources of revenue until we sign additional PV system installation contracts and successfully complete the installation of PV systems under those contracts. As of April 30, 2008, we had approximately $2.2 million in PV system installation and/or related services under contract that we expect to complete in fiscal 2009.

We also have signed a non-binding letter of intent with Bank of Hawaii to explore additional turnkey PV system installations for the Bank’s facilities on the islands of Hawaii, Maui and Kauai, and are in discussions with The James Campbell Company to plan the Kapolei Sustainable Energy Park, which would be capable of generating approximately 1.5 megawatts of PV power. In addition, in May 2008, the Hawaii Public Utilities Commission approved the contract for Hawaiian Electric Company to purchase electricity generated by a PV system that we would install. We plan to install a 218-kilowatt PV system and sell the power generated by that system, which is expected to be in service by the end of calendar year 2008,over a 20-year period to Hawaiian Electric Company. Finally, we joined D.R. Horton-Schuler Division, a wholly owned subsidiary of D.R. Horton, Inc. in a marketing program to offer two-kilowatt PV systems to homebuyers at the Kahiwelo at Makakilo Development in Kapolei, Hawaii. The amount of potential revenue is contingent on whether the homebuyers choose to install a PV system. While we anticipate generating revenue from these agreements, at this time there can be no assurance that such revenues will be realized. Our future operating results and cash flows will depend on many factors that impact Hoku Materials, Hoku Solar and Hoku Fuel Cells, including the following:

•	the size and timing of customer orders, milestone achievement, product delivery and customer acceptance, if required;

•	our success in obtaining prepayments from customers for future shipments of polysilicon;

•	our success in maintaining and enhancing existing strategic relationships and developing new strategic relationships with potential customers;

•	our ability to finance power purchase agreements for Hawaiian Electric Company and other potential customers;

•	our ability to protect our intellectual property;

•	actions taken by our competitors, including new product introductions and pricing changes;

•	the costs of maintaining and expanding our operations;

•	customer budget cycles and changes in these budget cycles; and

•	external economic and industry conditions.

As a result of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

We need approximately $390 million to construct and equip our planned polysilicon production plant and we may be unable to raise this additional capital on favorable terms or at all.

We have announced our intention to form a polysilicon business as part of an integrated PV business. The polysilicon business includes developing production capabilities and the eventual production of polysilicon. Prior to our announcement, our business was solely focused on the stationary and automotive fuel cell markets and we had no prior experience in the polysilicon business. In order to be successful, we are devoting substantial management time, resources and funds to this new business. We intend to produce polysilicon at our planned polysilicon production facility in Pocatello, Idaho. We commenced construction in May 2007 and anticipate we will begin producing polysilicon beginning in the first half of calendar year 2009.

Based on our polysilicon supply agreements with customers, we plan to equip and construct a polysilicon production plant capable of producing up to 3,500 metric tons of polysilicon per year for an estimated total project cost of approximately $390 million. We intend to use the $240 million in advance payment commitments from our polysilicon customer agreements to contribute to the financing of the construction and for working capital, subject to our successful achievement of various financing, polysilicon production and quality milestones for Sanyo, Suntech, GEWD and Solarfun. In addition to the $240 million in customer commitments, we intend to contribute $40 million, of our available cash, including $12 million already paid by us. This leaves a shortfall of $110 million of additional capital that is required to fully fund the $390 million construction budget. We had previously announced our intention to work with Merrill Lynch for this additional funding in the form of project finance debt. In May 2008, we and Merrill Lynch mutually agreed to end this engagement, and instead, we intend to raise up to $110 million in additional financing through one or more debt or equity offerings for the procurement and construction of our polysilicon manufacturing facility.

We believe that prior to obtaining financing we will have to, among other things, satisfy potential lenders and investors that we have adequately addressed the principal risks that: (1) the construction of the polysilicon plant is not completed on time, on budget, or at all; (2) the polysilicon plant does not operate at its full capacity; (3) the polysilicon plant fails to generate sufficient revenue to service any debt, or (4) that the financing will not be sufficient to complete the construction, procurement and start-up of our planned polysilicon plant. In order to address these risks we believe that we will need to accomplish and address the following:

•
if we finance through debt, obtain agreements from Sanyo Electric Company Ltd., Wuxi Suntech Power Co., Ltd., Global Expertise Wafer Division, Ltd. and Solarfun Power Hong Kong Limited to assign any purchase payments for polysilicon made to Hoku Materials to the lenders that may provide us with debt financing and to subordinate each of their pari passu security interests in Hoku Materials to the senior security interest of such lenders;

•
if we finance through debt, obtain agreements from Stone & Webster, Inc., JH Kelly LLC, GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., Saft Power Systems USA, Inc., PVA Tepla Danmark and other potential vendors to assign their respective construction and/or service contracts to the lenders that may provide us with debt financing;

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

If we fail to successfully achieve any or all of the above objectives, we will be unable to complete construction of our planned production plant, our business will be materially and adversety affected, and we may be forced to delay, alter or abandon our planned business operations. In addition, any delay in achieving these objectives may result in additional expense which would harm our business.

 If our supply agreement with Sanyo Electric Company, Ltd. is terminated for any reason, our business will be materially harmed.

 In January 2008, we amended our supply agreement with Sanyo Electric Company, Ltd., or Sanyo, for the sale and delivery of polysilicon, or the Sanyo Supply Agreement. Under the Sanyo Supply Agreement, up to approximately $530 million may be payable to us during the ten-year period, subject to the achievement of certain milestones, the acceptance of product deliveries and other conditions. The Sanyo Supply Agreement provides for the delivery of predetermined volumes of polysilicon to Sanyo each year at set prices from January 2010 through December 2019. Pursuant to the Sanyo Supply Agreement, we granted Sanyo a security interest in all of the tangible and intangible assets related to Hoku Materials and all our equity interests in Hoku Materials, to serve as collateral for our obligations under the agreement. This security interest is pari-passu with the security interests granted to Wuxi Suntech Power Co., Ltd., Global Expertise Wafer Division, Ltd. and Solarfun Power Hong Kong Limited.

Each party may elect to terminate the Sanyo Supply Agreement prior to December 2019 under certain circumstances, including, but not limited to:

•	our failure to secure financing by May 31, 2008 of at least $150 million in gross aggregate proceeds from long-term bank debt and customer prepayments;

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party;

•	or a material breach of the other party.

Sanyo may also terminate the agreement for the following material breaches, among others:

•	if the polysilicon we deliver to Sanyo repeatedly fails to meet the quality requirements specified in the agreement;

•	if we fail to deliver a predetermined quantity of our polysilicon produced product by April 2010;

•	if we fail to deliver the minimum monthly quantity of product in any month beginning in April 2010;

•	if we fail to deliver the minimum annual quantity of polysilicon product in any year beginning in calendar year 2010; or

•	if we fail to complete successfully any of the polysilicon quality and production volume tests or the process implementation test set forth in the agreement within specified periods of time.

We cannot guarantee that either we or Sanyo will not elect to terminate the agreement as a result of our inability to complete our financing by May 31, 2008. If the Sanyo Supply Agreement is terminated for any reason, our business will be materially harmed. In addition, if the Sanyo Supply Agreement is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $2 million as of May 31, 2008 and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Sanyo Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

If our supply agreement with Wuxi Suntech Power Co., Ltd. is terminated for any reason, our business will be materially harmed.

In May 2008, we amended our polysilicon supply agreement with Wuxi Suntech Power Co., Ltd., or Suntech, for the sale and delivery of polysilicon to Suntech over a ten-year period beginning in July 2009, or the Suntech Supply Agreement. Under the Suntech Supply Agreement, up to approximately $678 million may be payable to us during the ten-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The Suntech Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Suntech each month and each year at set prices from or before July 1, 2009, for a continuous period of ten years. The term of the Suntech Supply Agreement is ten years from the date of the first shipment in 2009, which is approximately July 1, 2019. Pursuant to the Suntech Supply Agreement, we have granted to Suntech a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for Hoku Materials' obligations under the Suntech Supply Agreement. Also, all of the equity ownership interest in Hoku Materials is to be pledged to secure the obligations of Hoku Materials under the Suntech Supply Agreement. These security interests are pari-passu with the security interests granted to Sanyo, Global Expertise Wafer Division, Ltd. and Solarfun Power Hong Kong Limited.

Each party may elect to terminate the Suntech Supply Agreement under certain circumstances, including, but not limited to:

•
if we fail to secure financing by December 31, 2008 of at least $75 million in gross aggregate proceeds including the approximately $25 million we received from the sale of our common stock pursuant to a Securities Purchase Agreement, which is described in our Current Report on Form 8-K that was filed on February 25, 2008;

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

If the Suntech Supply Agreement is terminated for any reason, our business will be materially harmed. In addition, if the Suntech Supply Agreement is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $2 million as of May 31, 2008 and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Suntech Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

If our supply agreement with Global Expertise Wafer Division Ltd. is terminated for any reason, our business will be materially harmed.

In June 2007, we entered into a supply agreement with Global Expertise Wafer Division Ltd., or GEWD, a wholly-owned subsidiary of Solar-Fabrik AG, for the sale and delivery of polysilicon to GEWD over a seven-year period beginning in December 2009, or the GEWD Supply Agreement. Under the GEWD Supply Agreement, up to approximately $117 million may be payable to us during the seven-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The GEWD Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by GEWD each month and each year at set prices from or before December 31, 2009, for a continuous period of seven years. Pursuant to the GEWD Supply Agreement, we granted to GEWD a security interest in all of our tangible and intangible assets related to our polysilicon business, and all equity interests in Hoku Materials, owned by Hoku Scientific, to serve as collateral for our obligations under the GEWD Supply Agreement. This security interest is pari-passu with the security interests granted to Sanyo, Suntech and Solarfun Power Hong Kong Limited.

Each party may elect to terminate the GEWD Supply Agreement under certain circumstances, including, but not limited to:

•	our failure to secure financing by May 31, 2008;

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	a material breach of the other party.

GEWD may also terminate the agreement for the following material breaches:

•	if we fail to deliver a predetermined quantity of our polysilicon product by December 2009; or

• if the senior debt financing exceeds $185 million for the 2,000 metric ton annual capacity polysilicon production plant, plus reasonable additional debt to finance additional capacity.

We cannot guarantee that either we or GEWD will not terminate the agreement as a result of our inability to complete our financing by May 31, 2008. If the GEWD Supply Agreement is terminated for any reason, our business will be harmed. In addition, if the GEWD Supply Agreement is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $2 million as of May 31, 2008 and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the GEWD Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations. If the contract is terminated, we will be required to return any deposits and payment advances received prior to the date of termination.

If our supply agreement with Solarfun Power Hong Kong Limited is terminated for any reason, our business will be materially harmed.

In May 2008, we entered into a supply agreement with Solarfun Power Hong Kong Limited, a subsidiary of Solarfun Power Holdings Co., Ltd., or Solarfun, for the sale and delivery of polysilicon to Solarfun over a ten-year period beginning in July 2009, or the Solarfun Supply Agreement. Under the Solarfun Supply Agreement, up to approximately $384 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions. The Solarfun Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Solarfun each month and each year at set prices from the date of the first shipment in 2009, for a continuous period of ten years. Pursuant to the Solarfun Supply Agreement, we granted to Solarfun a security interest in all of our tangible and intangible assets related to our polysilicon business, and all equity interests in Hoku Materials, owned by Hoku Scientific, to serve as collateral for our obligations under the Solarfun Supply Agreement. This security interest is pari-passu with the security interests granted to Sanyo, Suntech and GEWD.

Each party may elect to terminate the Solarfun Supply Agreement under certain circumstances, including, but not limited to:

• if we fail to secure financing by December 31, 2008 of at least $75 million in gross aggregate proceeds, including the approximately $25 million we received from the sale of our common stock pursuant to a Securities Purchase Agreement;

• the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

• a material breach of the other party.

Solarfun may also terminate the agreement if we fail to deliver a predetermined quantity of our polysilicon product by December 2009.

If the Solarfun Supply Agreement is terminated for any reason, our business will be materially harmed. In addition, if the Solarfun Supply Agreement is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $11 million as of May 31, 2008 and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Solarfun Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations. If the contract is terminated, we will be required to return any deposits and advance payments received prior to the date of termination.

If our engineering and construction contractors and consultants fail to perform under their contracts with us on a timely basis, we will experience delays in the construction of our planned polysilicon production plant.

If Stone & Webster, Inc., JH Kelly LLC, GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., Saft Power Systems USA, Inc., PVA Tepla Danmark or any of our other consultants, engineers, vendors or service providers fail to perform on a timely basis under their respective agreements, then we will not be able to commence production of polysilicon at our planned polysilicon production facility on our current schedule. In addition, if we are required to seek alternative suppliers of the reactors, the TCS process, or electric substation for which we have already contracted, our costs could increase significantly and we would experience further delays. Any delays may result in a breach of our supply agreements with Sanyo, Suntech, GEWD and Solarfun which may allow them to terminate the supply agreements, which would harm our business.

If we do not obtain on a timely basis the necessary government permits and approvals to construct and operate our planned polysilicon production plant our construction costs could increase and our business could be harmed.

We have received the air permit and storm water prevention permit that are necessary to begin construction of our polysilicon plant; however, we need to apply for additional permits with federal, state and local authorities, including building permits to continue the construction our polysilicon plant, and permits to operate the plant when construction is complete. The government regulatory process is lengthy and unpredictable and delays could cause additional expense and increase our construction costs. In addition, we could be required to change our construction plans in order receive the required permits and such changes could also result in additional expense and delay. Any delay in completion of construction could result in us failing to meet our delivery deadlines under our supply agreements and give the other parties to these agreements the right to terminate the agreements.

If we are unable to obtain an easement across property adjoining the site of our planned polysilicon production plant or experience delays in the construction of an overpass we may be unable to access our property to operate our plant.

We currently have limited construction access to our polysilicon plant site across both an at-grade railroad crossing pursuant to a private crossing agreement with Union Pacific Railroad that will expire on December 31, 2012, and pursuant to a temporary construction and access agreement between the City of Pocatello and the owner of a parcel adjacent to our facility that will expire in January 2010.  Both agreements limit our access for construction purposes only, and we do not currently have the right to cross the railroad or the adjacent property to operate our planned polysilicon plant.  We plan to ultimately build an overpass across the railroad or to work with the City of Pocatello to build a public road that would connect our property to the highway; however, prior to completion of the overpass or the public road, our investors or lenders may require that we obtain operational road access to the site through other legally enforceable rights of access, such as an easement, from adjoining property owners who are under no obligation to provide us with such legally enforceable rights of access. We have commenced discussions with the City of Pocatello and the property owners; however, the adjoining property owners are under no legal obligation to provide us with an easement or permit us to otherwise enter their property and we may not be able to obtain such access.

Even if we achieve our polysilicon and PV system installation objectives on a timely basis and complete the construction of polysilicon production plant as currently planned, we may still be unsuccessful in developing, producing and/or selling these products and services, which would harm our business.

If we are successful in our efforts to construct our polysilicon production facility, our ability to successfully compete in the polysilicon and PV system installation markets will depend on a number of factors, including:

•	our ability to produce trichlrosilane and polysilicon, and purchase PV modules at a cost that allows us to achieve or maintain profitability in these businesses;

•	our ability to successfully manage a much larger and growing enterprise, with a broader national and international presence;

•	our ability to attract and expand new customer relationships;

•	our ability to develop new technologies to become competitive through cost reductions and improvements in solar radiation conversion efficiencies;

•	our ability to scale our business to be competitive;

•	future product liability or warranty claims; and

•	our ability to compete within a highly competitive market against companies that have greater resources, longer operating histories and larger market share than we do.

Industry-wide shortages or overcapacity in the production of polysilicon could harm our business.

Polysilicon is an essential raw material in the production of PV cells, which are connected together to make modules. Polysilicon is created by refining quartz or sand, and is typically supplied to PV cell manufacturers in the form of silicon ingots that are sliced into wafers, or as pre-sliced wafers. Industry-wide shortages of polysilicon have created shortages of PV modules and increased prices. Our inability to obtain sufficient modules at commercially reasonable prices or at all would adversely affect our ability meet potential customer demand for our products or to provide products at competitive prices, and may delay the potential growth of PV system installations business, thereby harming our business.

In light of these shortages, certain polysilicon producers have announced plans to invest heavily in the expansion of their production capacities in view of the current scarcity of solar-grade silicon, strong demand and the expected strong market growth. We currently expect significant additional capacity to come on-line in 2010. This expansion of production capacities could result in an excess supply of solar-grade silicon. In addition, if an excess supply of electronic-grade silicon were to develop, producers of electronic-grade silicon could switch production to solar-grade silicon, eliminating the current scarcity of solar-grade silicon or causing it to decline more rapidly than we currently anticipate. The electronic-grade silicon market historically has experienced significant cyclicality; for example, that market experienced significant excess supply from 1998 through 2003. Moreover, the current scarcity of silicon could also be overcome in the medium term if the need for silicon is significantly reduced as a result of the introduction of new technologies that significantly reduce or eliminate the need for silicon in producing effective PV systems. If any of these events occurred, they could lead to considerable pressure on the world market price for solar-grade silicon, which, in turn, could place pressure on our margins in these businesses. Accordingly, overcapacity in polysilicon production could harm our business.

If government incentives to locate our planned polysilicon facility in the City of Pocatello, Idaho are not realized then the costs of establishing our facility may be higher than we currently estimate.

The State of Idaho and the local municipal government have approved a variety of incentives to attract Hoku Materials, including tax incentives, financial support for infrastructure improvements around our facility, and grants to fund the training of new employees. In December 2006, we received a letter from the City of Pocatello, Idaho outlining a variety of financial and other incentives that could be available to us if we ultimately complete the construction of our planned polysilicon production facility in the City of Pocatello, Idaho. This letter is not a legally binding agreement on the part of the City of Pocatello, Idaho or on us, and the various incentives described in the letter are subject to a number of risks, contingencies and uncertainties, including the actual availability of financial and other incentives, including favorable tax incentives and utility availability, at the time of completion of planned construction and thereafter.

In March 2007, we entered into a 99-year ground lease with the City of Pocatello, for approximately 67 acres of land in Pocatello, Idaho and in May 2007 we commenced construction of our polysilicon facility. In May 2007, the City of Pocatello approved an ordinance that would provide us with tax incentives related to the infrastructure necessary for the completion of our planned polysilicon plant. We would receive up to $25.9 million in real property tax reimbursements for infrastructure improvements and up to $17.4 million in real property tax reimbursements based on employment numbers. The tax incentives expire on December 31, 2030. Except for the ground lease, we have not entered into any other definitive agreements with the State of Idaho or any municipal government and we may not realize the benefits of these other offered incentives including workforce training funds and utility capacities. If there are changes to the ordinance, which affects the amount of the incentives, and/or we are unable to realize these incentives the operating costs of our planned polysilicon facility in Idaho may be higher than we currently estimate.

If our competitors are able to develop and market products that customers prefer to our products, we may not be able to generate sufficient revenue to continue operations.

In the polysilicon market, we will also compete with companies such as Hemlock Semiconductor Corporation, Renewable Energy Corporation ASA, Mitsubishi Polycrystalline Silicon America Corporation, Mitsubishi Materials Corporation, Tokuyama Corporation, MEMC Electronic Materials, Inc., and Wacker Chemie AG. In addition, we believe new companies may be emerging in China, Korea, India, Europe, Brazil, Australia, North America, and the Middle East, and new technologies, such as fluidized bed reactors and direct solidification, are emerging, which may have significant cost and other advantages over the Siemens process we are planning to use to produce polysilicon at our production facility. These competitors may have longer operating histories, greater name recognition and greater financial, sales and marketing, technical and other resources than us. If we fail to compete successfully, we may be unable to successfully enter the market for polysilicon and PV modules.

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

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our PV system installations. For example, without a regulatory mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to our customers of installing PV systems and make them less desirable, thereby harming our business, prospects, results of operations and financial condition. Furthermore, our discussions with The James Campbell Company to plan a Kapolei Sustainable Energy Park is subject to various conditions and government approvals related to the capped solid waste storage area on the site.

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

Our ability to compete effectively in the fuel cell market will depend on our ability to protect our intellectual property rights with respect to our Hoku MEAs, Hoku Membranes and manufacturing processes and any intellectual property we develop with respect to our polysilicon business. We rely in part on patents, trade secrets and policies and procedures related to confidentiality to protect our intellectual property. However, much of our intellectual property is not covered by any patent or patent application. Confidentiality agreements to which we are party may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also become known without breach of these agreements or may be independently developed by our competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any of our potential competitive advantages. Moreover, our patent applications may not result in the grant of patents either in the United States or elsewhere. Further, in the case of our issued patents or our patents that may issue, we do not know whether the claims allowed will be sufficiently broad to protect our technology or processes. Even if some or all of our patent applications issue are sufficiently broad, our patents may be challenged or invalidated and we may not be able to enforce them. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. We do not know whether we have been or will be completely successful in safeguarding and maintaining our proprietary rights. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing third-party patents, we could be required to pay substantial royalties and/or damages, and we do not know whether we will be able to obtain licenses to use these patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, production or sale of our products, and could necessitate the expenditure of significant resources to develop or acquire non-infringing intellectual property.

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

We rely on limited suppliers and, if these suppliers fail to deliver materials that meet our quality requirements in a timely manner or at all, the installation of PV products and production of polysilicon would be limited.

It is highly likely that we will procure materials for our PV system installation and our planned polysilicon businesses from companies that are also our competitors. These companies may choose in the future not to sell these materials to us at all, or may raise their prices to a level that would prevent us from selling our products on a profitable basis.

We will use materials that are considered hazardous in our planned manufacturing and production processes and, therefore, we could be liable for environmental damages resulting from our research, development, or manufacturing and production operations.

The production of polysilicon will involve the use of materials that are hazardous to human health and the environment, the storage, handling and disposal of which will be subject to government regulation. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may increase our research and development or manufacturing costs and may require us to halt or suspend our operations until we regain compliance. If we have an accident at our facility involving a spill or release of these substances, we may be subject to civil and/or criminal penalties, including financial penalties and damages, and possibly injunctions preventing us from continuing our operations. Any liability for penalties or damages, and any injunction resulting from damages to the environment or public health and safety, could harm our business. In addition under various Federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances. We do not have any insurance for liabilities arising from the use and handling of hazardous materials.

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

Our stock price is volatile and during fiscal 2008, our stock has had closing low and high sales prices in the range of $4.07 to $14.19 per share. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

We own approximately 2.2 acres of land in Kapolei, Hawaii and have constructed a building of approximately 14,000 square feet of combined office, research and development, and manufacturing space on a portion of that land. Due to the change in our business strategy to not manufacture solar modules along with the downsizing of our fuel cell business, we are exploring the sale of our land and facility in Kapolei, Hawaii and the relocation to a leased warehouse and office space on the island of Oahu, Hawaii.

In January 2007, we announced our selection of the City of Pocatello, Idaho as the planned location for Hoku Materials, where we plan to build and equip a polysilicon production facility. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, for approximately 67 acres of land in Pocatello, Idaho. The annual rent for the ground lease is fixed at one dollar per year until the expiration of the lease on December 31, 2106. In addition to this 67-acre lease, we and the City of Pocatello have signed a separate agreement granting us an option to lease an additional 450 acres of land owned by the City of Pocatello, which we may use for future expansion. The terms of any future lease will be subject to good faith negotiations between us and the City of Pocatello.

In March 2007, we entered into a lease for approximately 1,200 square feet of temporary office space in Pocatello, Idaho. The lease expired in March 2008.

Item 3.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on The NASDAQ Global Market, or NASDAQ, under the symbol “HOKU” since August 5, 2005. The high and low sales prices of our common stock, as reported by the NASDAQ, for the quarters indicated are as follows:

	Sales prices
	High	Low
Fiscal year ended March 31, 2008
1st Quarter	$12.80	$4.00
2nd Quarter	$14.55	$7.50
3rd Quarter	$13.53	$5.87
4th Quarter	$14.88	$7.05
Fiscal year ended March 31, 2007
1st Quarter	$7.69	$2.86
2nd Quarter	$4.90	$2.12
3rd Quarter	$4.35	$2.52
4th Quarter	$7.54	$2.52

As of April 23, 2008, there were 46 stockholders of record of our common stock. Such number does not include beneficial owners holding shares through nominee names.

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

Unregistered Sales of Equity Securities

On February 29, 2008, we entered into a securities purchase agreement with Suntech Power International Ltd., Investcorp Interlachen Multi-Strategy Master Fund Limited and Capital Ventures International under which we received aggregate gross proceeds of approximately $25 million from the sale of 2,893,519 shares of common stock. We registered for public resale these shares of common stock pursuant to a Registration Statement on Form S-3 (File No. 333-149599), that was declared effective by the SEC on April 3, 2008. We intend to use these proceeds to help fund the construction of our polysilicon plant.

We believe the offer and sale of the securities described above were exempt from the registration requirements of the Securities Act of 1933, for the private placement of these securities pursuant to Section 4(2) of the Securities Act and as Regulation D thereunder because the securities were sold in a transaction not involving a public offering.

We also intend to raise up to $110 million in additional financing for the procurement and construction of our polysilicon manufacturing facility.

Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of the outstanding options, and the number of stock options remaining for future issuance for each of our equity compensation plans as of March 31, 2008 are summarized as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders(1)	564,791	$2.20	(3)	970,737	(4)
Equity compensation plans not approved by security holders(2)	—	—		—
Total	564,791	$2.20	(3)	970,737	(4)

(1)	This row includes our 2002 Stock Plan, 2005 Equity Incentive Plan, and 2005 Non-Employee Directors’ Stock Option Plan.
(2)	All of our equity compensation plans have been approved by our stockholders.
(3)	Represents weighted average exercise price of outstanding options only.
(4)
The number of shares of common stock reserved for issuance under our 2005 Equity Incentive Plan will automatically increase on April 1st of each year, from 2006 through 2014, in an amount equal to the lesser of 133,333 shares of our common stock or the number of shares of common stock granted pursuant to stock awards in the prior fiscal year. The number of shares of our common stock reserved for issuance under our 2005 Non-Employee Directors’ Stock Option Plan will automatically increase on April 1st of each year, from 2006 through 2014, by the number of shares of common stock subject to options granted during the preceding fiscal year, less the number of shares that reverted back to the share reserve during the preceding fiscal year. Our Board has the authority to designate a smaller number of shares by which the authorized number of shares of common stock will be increased under both plans prior to the last day of any fiscal year.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations data for the fiscal years ended March 31, 2008, March 31, 2007 and  March 31, 2006 and the balance sheet data as of March 31, 2008 and March 31, 2007 have been derived from and should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended March 31, 2005 and March 31, 2004 and the balance sheet data as of March 31, 2006 and March 31, 2005 is derived from audited financial statements and the notes thereto which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.
	Fiscal Year Ended March 31,
	2008	2007	2006	2005	2004
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenue:
Service and license revenue	$3,229	$5,368	$5,505	$2,933	$55

Total revenue	3,229	5,368	5,505	2,933	55
Cost of revenue:
Cost of service and license revenue (1)	2,312	3,173	954	458	3

Total cost of revenue	2,312	3,173	954	458	3

Gross margin	917	2,195	4,551	2,475	52
Operating expenses:
Selling, general and administrative (1)	6,207	4,487	2,743	2,132	2,009
Research and development (1)	86	1,774	1,326	1,419	1,074

Total operating expenses	6,293	6,261	4,069	3,551	3,083

Income (loss) from operations	(5,376)	(4,066)	482	(1,076)	(3,031)
Interest and other income	1,083	1,039	594	98	15

Income (loss) before income tax benefit	(4,293)	(3,027)	1,076	(978)	(3,016)
Income tax expense (benefit)	-	(275)	(268)	(250)	(151)

Net income (loss)	$(4,293)	$(2,752)	$1,344	$(728)	$(2,865)

Basic net income (loss) per share	$(0.26)	$(0.17)	$0.10	$(0.13)	$(0.72)

Diluted net income (loss) per share	$(0.26)	$(0.17)	$0.09	$(0.13)	$(0.72)

Shares used in computing basic net income (loss) per share	16,656,000	16,449,537	13,033,263	5,474,499	3,965,626

Shares used in computing diluted net income (loss) per share	16,656,000	16,449,537	15,264,763	5,474,499	3,965,626

(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$42	$126	$38	$24	$—
Selling, general and administrative	954	593	872	979	1,113
Research and development	72	501	146	261	212

Total	$1,068	$1,220	$1,056	$1,264	$1,325

	As of March 31,
	2008	2007	2006	2005	2004
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$29,760	$19,956	$22,688	$4,159	$3,201
Working capital	25,432	20,896	21,036	3,688	2,525
Total assets	68,109	30,625	32,083	10,782	4,137
Long-term obligations	13,000	2,000	—	5	15
Total stockholders’ equity	45,995	25,494	27,392	6,232	3,056

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Hoku Scientific, Inc. is a materials science company focused on clean energy technologies. We were incorporated in Hawaii in March 2001, as Pacific Energy Group, Inc. In July 2001, we changed our name to Hoku Scientific, Inc. In December 2004, we were reincorporated in Delaware.

We have historically focused our efforts on the design and development of fuel cell technologies, including our Hoku membrane electrode assemblies, or MEAs, and Hoku Membranes. In May 2006, we announced our plans to form an integrated photovoltaic, or PV, module business, and our plans to manufacture polysilicon, a primary material used in the manufacture of PV modules. In fiscal 2007, we reorganized our business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells. In February and March 2007, we incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly-owned subsidiaries to operate our polysilicon and solar businesses, respectively.

Hoku Materials

In February 2007, we incorporated Hoku Materials to manufacture polysilicon, a key material used in PV modules. We had originally planned to use the polysilicon internally by Hoku Solar to manufacture our own brand of solar modules, and for sale to the larger solar market. However, as a result of increased demand from third party customers, and our revised strategy for Hoku Solar, we intend to sell all of our planned output of polysilicon to third party customers.

In May 2007, we commenced construction of our planned polysilicon manufacturing facility in Pocatello, Idaho. We have increased the annual capacity from the previously planned 2,500 metric tons per year to 3,500 metric tons per year. In April 2008, we issued a change order with Stone & Webster, Inc., our engineering, procurement, and construction management service provider, and as a result our estimate of the total cost to construct and equip our polysilicon facility decreased to $390 million from $400 million. We previously intended to finance the construction of this facility through project financing; however, in May 2008, we now intend to raise up to $110 million in additional financing through one or more debt or equity offerings for the procurement and construction of our polysilicon manufacturing facility.

Once our plant is operating at full capacity, we expect that we will be able to meet the annual delivery requirements in our four existing polysilicon sales contracts. In addition, we have approximately 300 to 500 metric tons of unallocated annual polysilicon production capacity from our planned production output of 3,500 metric tons per year, which may be sold under one or more new long-term contracts, reserved for strategic purposes, or sold on the spot market. If this polysilicon is sold under one or more long term contracts, such sales may provide additional prepayments that could reduce the amount of additional financing needed. Although we have increased the planned size our polysilicon facility, we believe we are still on track to complete pilot demonstration of the manufacturing of polysilicon in the fourth quarter of calendar year 2008, deliver polysilicon in the first half of calendar year 2009, and run at full 3,500 metric tons per year capacity in the first half of calendar year 2010. We also plan to expand our polysilicon facility. We believe we have sufficient space to expand our polysilicon production to up to 8,000 metric tons per year on our existing 67-acre property; however the expansion size will primarily be determined based on new polysilicon sales contracts that we may sign.

Hoku Solar
In March 2007, we incorporated Hoku Solar to assemble and install our own brand of PV modules. In June 2007, we announced a change in our strategy, which is to focus on the sale of turnkey PV system installations, and related services, and to exit the solar module manufacturing business. In connection with our new strategy, we resold our 15 megawatt-per-year solar module production line in July 2007, before it was delivered, for $1.8 million, and in September 2007, we resold our inventory of solar cells for $2.1 million and recognized a loss on the sale of $285,000. The module production line and the solar cells had been originally purchased for $1.9 million, and $2.8 million, respectively. In March 2007, we recognized a write-down of $379,000 related to solar cell inventory and in June 2007 we wrote-down the solar module production line to $1.8 million.

We plan to continue to design, engineer and install turnkey PV systems, but will use modules purchased from third party suppliers, which we believe we can purchase at lower prices than the cost to manufacture our own brand of modules. Furthermore, due to the change in our business strategy to not manufacture solar modules along with our downsizing of our fuel cell business, we are exploring the sale of our land and facility in Kapolei, Hawaii and the relocation to a leased warehouse and office space on the island of Oahu, Hawaii.

Hoku Fuel Cells
Under the name Hoku Fuel Cells, we operated our fuel cell business, which has designed, developed and manufactured MEAs for proton exchange membrane, or PEM, fuel cells. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and we have not sold any products commercially. In August 2007, we completed our contract with the U.S. Navy.

We intend to selectively pursue patent applications in order to protect our technology, inventions and improvements related to our fuel cell products and we do not currently plan on actively pursuing any new contracts or committing resources to further develop our fuel cell products.

Financial Operations Review

Revenue

Beginning in the second half of fiscal 2008, we began recognizing revenue through the sale of PV system installations and related services. Prior to the sale of PV system installations all of our revenue was recognized through service and license agreements from our fuel cell business. We do not expect to recognize revenue from our fuel cell business in the foreseeable future as we have completed all of our fuel cell contracts and are not actively seeking new fuel cell contracts; however, we will consider new opportunities if it makes financial sense. We plan to expand the type of revenue recognized through the sale of polysilicon and electricity. In general, we recognize revenue when persuasive evidence of an arrangement exists, delivery of the service or product has occurred, the sales price is fixed or determinable, and collectability is reasonably assured.

Cost of Revenue

Our cost of revenue consists primarily of employee compensation, including stock-based compensation, and supplies and materials. Beginning in fiscal 2006, we began allocating overhead to our cost of revenue. Such costs were immaterial in all prior fiscal years. We expect our cost of revenue to increase on an absolute basis as our PV system installations increase.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of employee compensation, including stock-based compensation for executive, sales and marketing, finance and administrative personnel. Other significant costs include insurance costs and professional fees for accounting, legal and consulting services. We expect our selling, general and administrative expenses to increase by a significant factor as a result of our entry into the PV system installation and polysilicon markets.

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

Fiscal Year 2008 vs. Fiscal Year 2007

Revenue. Revenue was $3.2 million for fiscal 2008 compared to $5.4 million for fiscal 2007. Revenue for fiscal 2008 was comprised of PV system installations primarily from contracts with Paradise Beverages, Bank of Hawaii and Hardware Hawaii and fuel cell revenue from contracts with the U.S. Navy compared to fuel cell revenue primarily from contracts with the U.S. Navy and Nissan in fiscal 2007.

Cost of Revenue. Cost of revenue was $2.3 million for fiscal 2008 compared to $3.2 million for fiscal 2007. The cost of revenue for fiscal 2008 related primarily to PV system installation contracts and related services and from fuel cell contracts with the U.S Navy compared to only fuel cell revenue primarily from contracts with the U.S. Navy and Nissan in fiscal 2007. Cost of revenue primarily consisted of employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $6.2 million for fiscal 2008 compared to $4.5 million for fiscal 2007. The increase of $1.7 million was primarily due to a $940,000 increase in compensation to executive officers in accordance with the Fiscal Year 2008 Executive Incentive Compensation Plan compared to the Fiscal Year 2007 Executive Incentive Compensation Plan. In addition, there were increases related to a redeployment of personnel and the application of other direct and indirect charges of $401,000, professional fees of $390,000 payroll, which includes stock compensation, of $117,000, and travel expenses of $106,000. Furthermore, we recognized expenses in fiscal 2008 related to the loss on the sale of solar cells of $286,000 and impairment of solar and fuel cell equipment of $103,000. The increase was off-set by an impairment to solar cells in fiscal 2007 of $379,000 and a reduction in insurance of $89,000, Hawaii use tax of $97,000 and utilities expenses of $57,000.

Research and Development Expenses. Research and development expenses were $86,000 for fiscal 2008 compared to $1.8 million for fiscal 2007. The decrease of $1.7 million was primarily due to the write down of capital equipment and inventory used in our fuel cell business of $928,000 and $57,000, respectively, and by a decrease of $318,000 in employee compensation, primarily due to a reduction in force in Hoku Fuel Cells. There was also a decrease of $150,000 in costs related to a redeployment of personnel, supplies and other costs, $128,000 in materials and services used for research and development and $80,000 in depreciation.

Interest and Other Income. Interest and other income was $1.1 million for fiscal 2008 compared to $1.0 million for fiscal 2007.

Fiscal Year 2007 vs. Fiscal Year 2006

Revenue. Revenue was $5.4 million for fiscal 2007 compared to $5.5 million for fiscal 2006. Revenue for fiscal 2007 was comprised of fuel cell revenue primarily from Nissan and the U.S. Navy compared to fuel cell revenue primarily from Nissan in fiscal 2006.

Cost of Revenue. Cost of revenue was $3.2 million for fiscal 2007 compared to $954,000 for fiscal 2006. The increase was due to increased costs related to our contracts with the U.S. Navy. The costs associated with the contracts consisted of manufacturing expenses, including employee compensation which includes stock-based compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.5 million for fiscal 2007 compared to $2.7 million for fiscal 2006. The increase of $1.8 million was primarily due to increases in professional fees of $689,000, a write-down of inventory of $379,000, payroll of $316,000, which includes stock-based compensation and tax expenses of $105,000 relating to taxes specific to the State of Hawaii. There was also an increase related to a redeployment of personnel (e.g. payroll related costs) and the application of other direct and indirect charges of $180,000 and an increase in payroll expense and stock-based compensation to the executive officers of $146,000. Furthermore, the increase was a result of increases in stock-based compensation to the Independent Members of our Board of Directors of $70,000, travel expense of $51,000 and insurance expenses of $43,000. The increase was off-set by a reduction in stock-based compensation of $225,000 related to the officers’ common stock that was previously subject to our repurchase right.

Research and Development Expenses. Research and development expenses were $1.8 million for fiscal 2007 compared to $1.3 million for fiscal 2006. The increase of $500,000 was primarily due to the write down of capital equipment and inventory used in our fuel cell business of $928,000 and $57,000, respectively, and by costs related to materials and services used for research and development of $42,000. The increase was offset by a decrease of $308,000 to employee compensation, primarily due to a reduction in force in Hoku Fuel Cells and a decrease in executive officer compensation expense in accordance with our executive compensation plan. The increase was further offset by a reduction of $154,000 in costs related to the redeployment of personnel (e.g. payroll related costs), supplies and other costs, and by a reduction in stock-based compensation of $47,000 related to an executive officer.

Interest and Other Income. Interest and other income was $1.0 million for fiscal 2007 compared to $594,000 for fiscal 2006. The increase of $445,000 was primarily due to higher average balances of cash equivalent and short-term investments, to a lesser extent, higher interest rates earned on short-term investments.

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

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities at the tax rates we expect to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. Our ultimate realization of deferred tax assets depends upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the best available objective evidence, it is more likely than not that our remaining net deferred tax assets will not be realized. Accordingly, we continue to provide a valuation allowance against our net deferred tax assets as of March 31, 2008.

We have tax deductions from the exercise of certain stock options that exceed the amount of stock compensation expense recorded in the accompanying financial statements for the corresponding options (“Excess Tax Deductions”). The deferred tax assets of the Company are reported without inclusion of the Excess Tax Deductions. When realized, the tax benefit of the Excess Tax Deductions is accounted for as a credit to additional paid-in-capital rather than as a reduction of income tax expense.

As of March 31, 2008, total deferred tax assets of the Company were comprised of net operating loss carryforwards of $1,479,000, fixed assets, depreciation and amortization of $431,000, Federal R&E tax credits of $336,000, and stock based compensation of $256,000. There were no deferred tax liabilities as of March 31, 2008.

During fiscal 2007 and 2006, we qualified as a “Hawaii Qualified High Technology Business,” which provides certain tax credits to us for qualified research and experimentation, or R&E, costs. We estimated Hawaii R&E tax credits in the amount of approximately $0, $275,000 and $286,000 during fiscal 2008, 2007 and 2006, respectively.

Analysis of Operating Revenue and Profit (Loss) by Segment

Hoku Materials

We had revenue of $0 from the sale of polysilicon during fiscal 2008 and do not expect to generate revenue until the first half of calendar year 2009.

Our operating losses of $ 3.6 million and $1.2 million for fiscal 2008 and 2007, respectively, were primarily due to employee compensation which includes both payroll and stock-based compensation and professional fees. As we determined that we would enter the solar market in fiscal 2007, our expenses related to Hoku Materials totaled $0 in fiscal year 2006.

Hoku Solar

In fiscal 2008, we began recognizing revenue from PV system installations and related services of $1.9 million through contracts with Paradise Beverages, Hardware Hawaii, Bank of Hawaii and other commercial and residential customers.

Our operating loss of $ 2.1 million and $1.3 million for fiscal 2008 and 2007, respectively, were primarily due to employee compensation, which includes stock-based compensation, and professional fees. In fiscal 2007, the loss was also due to a write-down of our inventory of $379,000. As we determined that we would enter the solar market in fiscal 2007, our expenses related to Hoku Solar totaled $0 in fiscal 2006.

Hoku Fuel Cells

Since inception to August 2007, 100% of our revenue was generated through our fuel cell division. In fiscal 2008, we recognized $1.3 million in fuel cell revenue through our contracts with the U.S. Navy, which were completed in August 2007. In fiscal 2007, $5.4 million of revenue was primarily from the U.S. Navy and Nissan of $3.2 million and $2.0 million, respectively. In fiscal 2006, virtually all of the $5.5 million of revenue was generated from contracts with Nissan.

Our operating profit was $245,000 for fiscal 2008 compared to an operating loss of $1.7 million for fiscal 2007. The increase was primarily due to the reduction in operating expenses as we significantly scaled back our expenditures and investments in the fuel cell business.

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

Prior to our initial public offering, there was an absence of an active market for our common stock, and therefore our board of directors estimated the market value of our common stock on the date of grant of the stock option based on several factors, including progress and milestones achieved in our business and sales of our preferred stock. We did not obtain contemporaneous valuations from a valuation specialist during this period. Subsequent to our initial public offering, the market value is based on the public market for our common stock. Due to the Company’s limited operating history, we have assumed a volatility of 100% based on competitive benchmarks and management’s judgment and an expected life based on the average of the typical vesting period and the option’s contractual life which ranges from 6.5 to 7.5 years.

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

We expect to incur an aggregate of $956,000 of future stock-based compensation expense and associated with unvested stock options and restricted stock awards outstanding as of March 31, 2008 through fiscal 2013 as set forth in the table below. We expect that some of the amounts noted below will be included as costs of delivering our products and services and as such, will be deferred and recognized as cost of revenue in conjunction with the recognition of revenue.

Fiscal Year Ending March 31,
2009	2010	2011	2012	2013	Total
(in thousands)
$ 455	$351	$104	$38	$8	$956

We expect our stock-based compensation expense from restricted stock awards to increase as we expand our operations and hire new employees. These expenses will increase our overall expenses and may increase our losses for the foreseeable future. As a restricted stock award is a non-cash expense, it will not have any effect upon our liquidity or capital resources.

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

We believe that our future revenue opportunities for our fuel cell division are uncertain and believe that the fuel cell industry as a whole is experiencing similar challenges in sustaining future revenue. As a result, in December 2006, we recorded an aggregate write-down of equipment and inventory used by Hoku Fuel Cells of $729,000 and $57,000, respectively, and in March 2007, we recorded a further write-down of equipment used in our fuel cell business of $200,000. In March 2007, we recorded a write-down of our solar cell inventory of $379,000 to reflect the lower of cost or market and in June 2007, we recorded a write-down of our solar module production equipment of $67,000. In assessing the recoverability of our long-lived assets, we compared the carrying value to the undiscounted future cash flows the assets are expected to generate. As the total of the undiscounted future cash flows was less than the carrying amount of the assets, we wrote down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value was determined based on discussions with third party equipment and inventory providers.

As a result of the downsizing of our fuel cell business, and the change in business strategy to not manufacture solar modules, we are exploring the potential sale of our land and facility in Kapolei, and our relocation to a leased warehouse and office space on Oahu. As we have not exited any business and are only exploring the possibility of the sale of the land and facility, there are no costs to be recorded in accordance with SFAS No. 144.

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 on April 1, 2007. The adoption of this interpretation did not have a material impact on the our consolidated financial statements. We have not identified any unrecognized tax benefits as of March 31, 2008. Any interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments will be recorded as components of income tax expense.

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This standard is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 157 on April 1, 2008, and adoption of this statement did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, or SFAS 159. This new standard permits companies to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. This standard is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on April 1, 2008, and adoption of this statement did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities -an amendment of SFAS 133, or SFAS 161. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. This standard shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. We are in the process of evaluating the new disclosure requirements under SFAS 161 and do not expect the adoption to have a material impact on our consolidated financial statements.

Variability of Results

Although we have begun installation of PV systems, in the near term, we have limited sources of revenue. As of April 30, 2008 we have $2.2 million in PV system installation and/or related services under contract that we expect to complete in fiscal 2009. We also signed a non-binding letter of intent with Bank of Hawaii for us to explore additional turnkey PV system installations for Bank of Hawaii’s other neighbor island facilities on the islands of Hawaii, Maui and Kauai, and are in discussions with The James Campbell Company to plan the Kapolei Sustainable Energy Park, which would be capable of generating approximately 1.5 megawatts of PV power. In addition, in May 2008, the Hawaii Public Utilities Commission approved the contract for Hawaiian Electric Company to purchase electricity generated by a PV system that we would install. We plan to install a 218 kilowatt PV system and sell the power generated by that system, which is expected to be in service by the end of calendar year 2008, over a 20-year period to Hawaiian Electric Company. Finally, we joined D.R. Horton-Schuler Division, a wholly owned subsidiary of D.R. Horton, Inc. in a marketing program to offer two-kilowatt PV systems to homebuyers at the Kahiwelo at Makakilo Development in Kapolei, Hawaii. The amount of potential revenue is contingent on whether the homebuyers choose to install a PV system. While there is a possibility that we will generate revenue through these agreements, at this time, it is not guaranteed.

Our future operating results and cash flows will depend on many factors that impact Hoku Materials, Hoku Solar and Hoku Fuel Cells including the following:

•	the size and timing of customer orders, milestone achievement, product installation or delivery and customer acceptance, if required;

•	our success in obtaining pre-payments from customers for future shipments of polysilicon;

•	our ability to finance power purchase agreements for Hawaiian Electric Company and other potential customers;

•	the extension of federal tax credits relate to PV system installations beyond December 31, 2008;

•	our success in maintaining and enhancing existing strategic relationships and developing new strategic relationships with potential customers;

•	actions taken by our competitors, including new product introductions and pricing changes;

•	the costs of maintaining and expanding our operations;

•	customer budget cycles and changes in these budget cycles;

•	external economic and industry conditions; and

•	our ability to protect our intellectual property.

As a result of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Liquidity and Capital Resources

We had net income for fiscal 2006; however, we incurred cumulative net losses since our inception through March 31, 2008. As of March 31, 2008, we had an accumulated deficit of $12.2 million. Hoku Materials does not currently generate any revenue and we do not anticipate revenue from Hoku Materials until the first half of calendar year 2009. During fiscal 2008, our revenue was limited to our contract with the U.S. Navy from Hoku Fuel Cells which was completed in August 2007 and from PV system installations and related services primarily from Hoku Solar contracts with Paradise Beverages, Bank of Hawaii and Hardware Hawaii. At this time, we do not believe we will receive any meaningful revenue from Hoku Fuel Cell products and services in the foreseeable future. We will also need approximately $390 million to successfully complete our planned construction of our polysilicon manufacturing facilities. See “Solar and Polysilicon Facilities” below. The result is that we expect our costs to increase significantly, which will result in further losses.

In February 2008, we issued 2,893,519 shares of our common stock pursuant to a Securities Purchase Agreement, by and among us and certain institutional investors, and a wholly owned subsidiary of Suntech Power Holdings Co., Ltd. The wholly owned subsidiary of Suntech Power Holdings Co., Ltd acquired 2,314,815 or our common stock. We received aggregate gross proceeds of approximately $25 million from the sale of the common stock.

We also intend to raise up to $110 million in additional financing through one or more debt or equity offerings for the procurement and construction of our polysilicon manufacturing facility.

We believe we will need to make aggregate payments of $111 million for engineering, procurement and construction in order to complete pilot production in the fourth quarter of calendar year 2008. If we successfully complete that milestone, the availability of customer prepayment commitments would fund continuing construction costs until we are near commercial production. As of March 31, 2008, the amount contributed to the project is $29 million, a portion of which has been funded with advances an customer commitments, of which we have received $15 million in fiscal 2008 and $2 million in fiscal 2007. We intend to contribute an additional $28 million, which includes the proceeds from the $25 million private placement of our common stock to investors in February 2008, and intend to raise approximately $54 million in additional debt or equity financing, which would secure the $111 million we believe is needed to complete pilot production. We would thereafter commence one or more subsequent debt or equity offerings to raise an additional $56 million, which together with the release of the remaining customer commitments, is expected to be sufficient to complete the construction of our polysilicon plant.

We also recently announced that we have amended our polysilicon supply contracts with Suntech and Solarfun, to extend the financing deadline to December 31, 2008, and to reduce the amount of capital that we are required to raise to meet that deadline to $75 million, including the $25 million previously raised through our private placement of our common stock. We have not recently amended the financing deadlines in our polysilicon agreements with Sanyo and GEWD, which deadlines expired on May 31, 2008, and we cannot guarantee that we, Sanyo or GEWD will not elect to terminate the respective agreements. If any of our contracts with Sanyo, GEWD, Suntech or Solarfun is terminated, our business will be materially harmed. In addition, we will be required to return any deposits and advance payments received up to the date of the termination, which is $17 million in aggregate of the four supply agreements and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the terminated agreements or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

Net Cash Provided By (Used In) Operating Activities Net cash used in operating activities was $654,000 and $4.0 million in fiscal 2008 and 2007, respectively. Net cash provided by operating activities was $4.5 million in fiscal 2006. The net cash used in operating activities in fiscal 2008 was a result of the net loss offset by adding back stock compensation expense, an increase in outstanding payables and accrued liabilities, an increase in other assets and decrease in inventory. The net cash used in operating activities in fiscal 2007 primarily was a result of the net loss, purchase of inventory and the recognition of revenue which was deferred in prior years. The net cash used in operating activities was primarily offset by a deposit from Sanyo related to our polysilicon agreement, the recognition of cost of service and license revenue which was recorded as cost of uncompleted contracts in prior years, non-cash stock based compensation and the non-cash write-down of equipment and inventory related to our fuel cell business. The net cash provided by operating activities in fiscal 2006 primarily reflected the net income and non-cash stock-based compensation.

Net Cash Provided By (Used In) Investing Activities Net cash used in investing activities in fiscal 2008 was $12.6 million compared to net cash provided by investing activities of $4.4 million in fiscal 2007 and net cash used in investing activities of $25.5 million in fiscal 2006. Net cash provided by (used in) investing activities in fiscal 2008 and 2007 was primarily related to proceeds of short-term investments offset by the purchases of short-term investments and the addition of property and equipment related to the construction of our planned polysilicon facility in Pocatello, Idaho. Net cash used in investing activities in fiscal 2006 was primarily related to purchases of short-term investments and the addition of property and equipment, including $4.6 million for the construction and build-out of our combined office, research and development and manufacturing facility in Kapolei, Hawaii.

Net Cash Provided By Financing Activities. Net cash provided by financing activities was $38.4 million, $2.0 million, and $18.6 million in fiscal 2008, 2007 and 2006, respectively. The increase in cash provided by financing activities in fiscal 2008 is due to net proceeds from our sale of common stock of $23 million and deposits received related to long-term polysilicon contracts of $15 million, compared to $2 million net cash received from deposits in fiscal 2007. The net cash provided by financing activities in fiscal 2006 primarily related to proceeds received from the initial public offering.

Contractual Obligations

The following table summarizes the contractual obligations that existed at March 31, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)

Construction in progress obligations	$206,702,743	$178,326,251	$28,376,492	$—	$—

Equipment purchase obligations	51,553,794	46,562,503	4,991,291	—	—

Total	$258,256,537	$224,888,754	$33,367,783	$—	$—

Stone & Webster, Inc. We entered into an agreement with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering, procurement, and construction management services, or the EPCM Agreement, for the construction of a polysilicon production plant with an annual capacity of 3,500 metric tons. Under the EPCM Agreement, S&W will provide the engineering services to complete the design and plan for construction of our polysilicon plant, along with procurement and construction management services. S&W will be paid on a time and materials basis plus a fee for its services and incentives if certain schedule and cost targets are met. The target cost for the services to be provided under the EPCM Agreement is $50.0 million, plus up to $5.0 million of additional incentives that may be payable.

The incentives are based on:

•	S&W's services costing less than $50 million,

•	S&W achieving a total installed cost target for the project of $390 million, and

•	S&W meeting scheduled targets of:

▪	pilot test production of polysilicon in late 2008,

▪
mechanical and substantial completion allowing the commissioning and operation of processes for the production of trichlorosilane, the production of polysilicon, and the separation and recovery of the vent gases resulting from the production of polysilicon, in incremental production volumes, between January 2009 and September 2009, and

▪	final project completion by September 2009.

Each of these cost and schedule targets may be adjusted if we or our other contractors cause any delays, or request changes to the work that increase the cost or time for completion, or if force majeure or adverse weather events cause any delays.

Pursuant to the EPCM Agreement, S&W is not guaranteeing that the cost or schedule targets will be met, and we are obligated to pay for S&W's services regardless of whether these targets are ultimately achieved; however, S&W is required to pay liquidated damages of up to $1 million for schedule delays that are directly caused by S&W.

JH Kelly LLC. We entered into an agreement with JH Kelly LLC., or JH Kelly, for construction services for the construction of a polysilicon production plant with an annual capacity of 3,500 metric tons, or the Construction Agreement. We will pay JH Kelly on a time and materials basis plus a fee for its services and incentives if certain schedule, cost and safety targets are met. The target cost for the services to be provided under the Construction Agreement is $145.0 million, including up to $5.0 million of incentives that may be payable.

The incentives are based on:

•	JH Kelly's total costs being less than $145.0 million;

•	JH Kelly achieving specified safety targets; and

•	JH Kelly meeting scheduled targets of:

▪	pilot test production of polysilicon in late 2008;

▪
mechanical and substantial completion allowing the commissioning and operation of processes for the production of trichlorosilane, the production of polysilicon, and the separation and recovery of the vent gases resulting from the production of polysilicon, in incremental production volumes, between January 2009 and September 2009; and

▪	final project completion by September 2009.

Each of these cost, safety and schedule targets may be adjusted if we or its other contractors cause any delays, or request changes to the work that increase the cost or time for completion, or if any delays caused by reasons not in the sole control of JH Kelly occur.

Pursuant to the Construction Agreement, JH Kelly is not guaranteeing that the cost or schedule targets will be met, and we are obligated to pay for JH Kelly's services regardless of whether these targets are ultimately achieved; however, JH Kelly is required to pay liquidated damages of up to $1 million for schedule delays that are directly caused by JH Kelly.

JH Kelly may terminate the Construction Agreement if we breach the agreement. JH Kelly may suspend work under the Construction Agreement upon two days written notice if we fail to make any payment when due, and we will be liable for wind-down and start-up costs in the event JH Kelly restarts its performance of services. We may terminate the Construction Agreement if JH Kelly fails to perform its obligations or if JH Kelly becomes insolvent or bankrupt. We may also terminate the Construction Agreement at any time for our convenience, in which case we are obligated to pay JH Kelly for all completed work, all work in progress and JH Kelly's reasonable termination expenses.

Dynamic Engineering Inc. In October 2007, we entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license, for the process to produce and purify trichlorosilane, or TCS. Under the agreement, Dynamic is obligated to design and engineer a trichlorosilane, or TCS, production facility that is capable of producing 20,000 metric tons of TCS for our planned 3,500 metric tons per year polysilicon production plant in Pocatello, Idaho. The Dynamic process is to be integrated by S&W into the overall polysilicon production facility, and will be constructed by JH Kelly. Dynamic's engineering services will be provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that we may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the completed facility, and has agreed to indemnify us for any third party claims of intellectual property infringement.

In April 2008, we amended the agreement to eliminate our obligation to indemnify and hold Dynamic harmless from any damages in excess of $5 million that arise out of the agreement, and/or Dynamic’s performance under the agreement, including claims that Dynamic acted negligently, whether the damages arise from claims by us or any third party.

GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. In January 2007, we entered into an agreement with GEC Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase and sale of hydrogen reduction reactors and converters, or the Equipment, capable of producing 2,000 metric tons of polysilicon per year, which is approximately 20.9 million Euros.

In May 2007, we paid the initial deposit of 15%, or approximately $4.2 million, under the agreement for the Equipment capable of producing 2,000 metric tons of polysilicon per year. The payment of this initial deposit began the 15-month delivery deadline for Equipment capable of producing 1,500 metric tons of polysilicon per year, with the Equipment for an additional 500 metric tons per year being delivered within three months after the first delivery.

In October 2007, we amended and restated the agreement to require us to pay GEC and MSA up to 45% of the purchase price for Equipment capable of producing 2,000 metric tons of polysilicon per year via wire transfer in six equal monthly increments from October 2007 through March 2008, and an additional 20% of the purchase price within four weeks after the Equipment is shipped from the Hamburg, Germany. An additional 10% of the applicable purchase price for the Equipment is payable to GEC and MSA via wire transfer within four weeks after a successful test demonstration of the Equipment, and the final 10% of the applicable purchase price is payable to GEC and MSA upon the earlier of (a) 30 months after delivery; and (b) expiration of the warranty period, which is 18 months after successful commissioning of the Equipment. As of May 31, 2008, we made payments of $8.8 million under this contract, approximating 30% of the purchase price. Our payments are less than the scheduled payment terms as we had not received the required written reports describing progress that is being made in the manufacturing of the reactors until May 2008. We expect to make additional payments in June 2008.

The amended agreement also contains an option to purchase additional Equipment that is capable of producing up to an additional 500 metric tons of polysilicon per year, or the Option Equipment, for a total purchase price of approximately 6.7 million Euros, or the Option Price. The amended agreement provides for an initial deposit equal to 15% of the Option Price to GEC and MSA within six months after signing the amended agreement. The Option Equipment shall be delivered within 12 months after we pay the 15% deposit. Hoku Materials is required to pay GEC and MSA up to 45% of the Option Price via wire transfer in 12 equal monthly increments from the month after it pays the 15% deposit through the month of shipment, and an additional 20% of the Option Price within four weeks after the Option Equipment is shipped from Hamburg, Germany. An additional 10% of the Option Price for the Option Equipment is payable to GEC and MSA via wire transfer within four weeks after a successful test demonstration of the Option Equipment, and the final 10% of the Option Price is payable to GEC and MSA upon the earlier of (a) 30 months after delivery; and (b) expiration of the warranty period, which is 18 months after successful commissioning of the Option Equipment.

In March 2008, we entered into a new polysilicon reactor supply contract with GEC to give us the option to purchase additional polysilicon reactors for the production of up to 8,000 metric tons of polysilicon per year. Under this new agreement, we have an option, without obligation, to order reactors at any time over a twelve-month period at predetermined pricing and delivery terms. We expect we will exercise the option to purchase additional reactors necessary for our planned annual capacity of 3,500 metric tons of polysilicon; however, the amount of additional reactors beyond 3,500 metric tons of polysilicon per year will be contingent on additional customer contracts we may sign.

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

Bank of Hawaii. In January 2008, we entered into agreements with Bank of Hawaii to purchase in increments an aggregate amount of 8.7 million Euros on various maturity dates beginning in April 2008 and ending in July 2010 at a fixed U.S dollar amount of $12.8 million. We expect to use the purchased Euros to make payments pursuant to the amended GEC and MSA contracts, for the purchase of hydrogen reduction and hydrogenation reactors for the production of polysilicon. The agreements are considered derivatives as the forward exchange contract with the Bank of Hawaii is used to hedge our commitment related to the acquisition of the reactors from GEC and MSA.  The fair value of these derivatives approximates $965,000. The purpose of our foreign currency hedging activity is to help protect us from risk that the eventual dollar cash flows from the acquisition of this asset will be adversely affected by changes in the exchange rate.  There was no gain or loss due to ineffectiveness.

As part of the agreements, we are required to place deposits with Bank of Hawaii for 20% of the notional value of the outstanding transactions, which can fluctuate based on the U.S Dollar/Euro exchange rate. We will earn interest on our deposit, which will be recorded as restricted cash. As of April 30, 2008, our restricted cash balance related to these deposits was $2.6 million.

Saft Power Systems USA, Inc. In March 2008, we entered into an agreement with Saft Power Systems USA, Inc., or Saft, for the purchase and sale of thyroboxes, earth fault detection systems, and related technical documentation and services. Under the agreement, Saft is obligated to manufacture and deliver the thyroboxes, earth fault detection systems, and related technical documentation and services, or the Deliverables, which are used as the power supplies for the polysilicon deposition reactors to be used in our planned 3,500 metric tons per year polysilicon production plant. The total fees payable to Saft for all Deliverables under the agreement is approximately $13 million, which is payable in five installments beginning in April 2008. Provided that we are current on all payments, Saft guarantees the shipment dates of the Deliverables in stages, beginning in September 2008, with the final Deliverables shipping in February 2009. As of May 31, 2008, we have made payments of $1.3 million to Saft and believe we are current on our payments. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.

PVA Tepla Danmark. In April 2008, we entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for our planned 3,500 metric tons per year polysilicon production plant. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to our end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total fees payable to PVA is approximately $6 million, which is payable in four installments beginning in April 2008. Provided that we are current on all payments, PVA guarantees all slim rod pullers and float zone crystal pullers will be shipped within ten months after we pay the first 30% of the total agreement amount. PVA has also agreed to use its best efforts to deliver at least one slim rod puller within six months after receipt of the 30% initial payment. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.

Operating Capital and Capital Expenditure Requirements

As we invest resources towards our polysilicon manufacturing and PV systems installation service businesses, develop our products, expand our corporate infrastructure, prepare for the increased production of our products and evaluate new markets to grow our business, we expect that our expenses will continue to increase and, as a result, we will need to generate significant revenue to maintain profitability.

We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts. We believe that our cash, cash equivalent and short-term investment balances will be sufficient to meet the anticipated capital expenditures and cash requirements for Hoku Solar and Hoku Fuel Cells through at least the next 12 months; however, we expect that we will need to raise $110 million to support the construction of our planned polysilicon facility and operations of Hoku Materials. The sale of additional equity and convertible debt instruments may result in additional dilution to our current stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization and manufacturing activities, which could harm our business. Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1.A. “Risk Factors” and the section above entitled “Forward-Looking Statements.”

Related Party Transactions

For a description of our related party transactions, see Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Off-Balance Sheet Arrangements

In January 2008, we entered into agreements with Bank of Hawaii to purchase in increments an aggregate amount of 8.7 million Euros on various maturity dates beginning in April 2008 and ending in July 2010 at a fixed U.S dollar amount of $12.8 million. We expect to use the purchased Euros to make payments pursuant to the amended GEC and MSA contracts, for the purchase of hydrogen reduction and hydrogenation reactors for the production of polysilicon. The agreements are considered derivatives as the forward exchange contract with the Bank of Hawaii is used to hedge our commitment related to the acquisition of the reactors from GEC and MSA.  The fair value of these derivatives approximates $965,000. The purpose of our foreign currency hedging activity is to help protect us from risk that the eventual dollar cash flows from the acquisition of this asset will be adversely affected by changes in the exchange rate.  There was no gain or loss due to ineffectiveness.

As part of the agreements with Bank of Hawaii, we are required to place deposits with Bank of Hawaii for 20% of the notional value of the outstanding transactions, which can fluctuate based on the U.S Dollar/Euro exchange rate.  We earn interest on our deposits, which is recorded as restricted cash.  As of March 31, 2008, the restricted cash balance related to these deposits of $2.6 million.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including corporate and government bonds and certificates of deposit. Our cash and cash equivalents and short-term investments as of March 31, 2008 were $29.8 million of which our short-term investments were invested in commercial paper.

Our contract with GEC and MSA for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services is denominated in Euros. In January 2008, we entered into agreements with Bank of Hawaii to purchase in increments an aggregate amount of up to 8.7 million Euros on various maturity dates beginning in April 2008 and ending in July 2010 at a fixed U.S dollar amount of $12.8 million. The agreements are considered derivatives as the forward exchange contract with the Bank of Hawaii is used to hedge our commitment related to the acquisition of the reactors from GEC and MSA.  The fair value of these derivatives approximates $965,000. The purpose of our foreign currency hedging activity is to help protect us from risk that the eventual dollar cash flows from the acquisition of this asset will be adversely affected by changes in the exchange rate.  There was no gain or loss due to ineffectiveness.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Report of Management on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

Under the supervision and with the participation of our management, we assessed the effectiveness of internal controls over financial reporting as of March 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on our assessment we determined that, as of March 31, 2008, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, has independently assessed the effectiveness of our internal control over financial reporting. Ernst & Young LLP has issued an attestation report concuring with management’s assessment which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hoku Scientific, Inc.

We have audited Hoku Scientific, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hoku Scientific, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Hoku Scientific, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hoku Scientific, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2008 and our report dated June 6, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Honolulu, Hawaii
June 6, 2008

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identification of Directors

Reference is made to the information regarding directors under the heading “Election of Directors” to be included in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers under the heading “Executive Officers of the Registrant” in Part I, Item 1. “Business” of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Expert

Reference is made to the information regarding directors under the heading “Report of the Audit Committee of the Board of Directors” and “Information about the Board of Directors and Corporate Governance” to be included in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors under the heading “Proposal No. 1 - Election of Directors” to be included in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Code of Ethics

Reference is made to the information under the heading “Code of Business Conduct and Ethics” to be included in our 2008 Proxy Statement, which information is hereby incorporated by reference. The full text of our “Code of Business Conduct and Ethics” is published on our Internet website under the “Company Information” page at www.hokuscientific.com.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

Our executive compensation policies and practices are established and administered by the independent members of our Board of Directors, which currently include Messrs. Eldridge and Hirata and Dr. Stahlkopf, collectively the Independent Members. The Independent Members have implemented compensation policies, plans and programs that seek to enhance stockholder value by aligning the financial interests of our executive officers with those of our stockholders. The overall goal of the Independent Members is to develop compensation practices to allow us to attract and retain the people needed to define, create and market industry-leading products. We only have four executive officers, each of whom for SEC reporting purposes is considered a named executive officer.

To achieve our goals, the Independent Members have approved executive compensation that is based on a combination of cash and equity compensation. We provide significant equity-based compensation pursuant to our 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan is designed to provide a longer-term incentive to management to increase revenues, provide quality returns on investment, enhance stockholder value and contribute to our long-term growth. We also pay cash incentive payments to executive officers based on meeting performance goals.

The Independent Members have not adopted any formal guidelines for allocating total compensation between cash and equity compensation. We believe that performance and equity-based compensation are important components of the total executive compensation package for maximizing stockholder value while, at the same time, attracting, motivating and retaining high-quality executives.

Annual Review of Cash and Equity Compensation

We conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. The Independent Members have historically taken into account publicly available data relating to the compensation practices and policies of other companies within and outside our industry. We have not historically benchmarked our executive compensation against any peer companies; however, in fiscal 2007, the Independent Members reviewed data derived from the 2006 Radford Executive Survey in connection with their review of our executive compensation. In the fourth quarter of fiscal 2007, the Independent Members retained Watson Wyatt, a compensation consultant, to assist the Independent Members in their review of our executive compensation policies and procedures. Watson Wyatt has not been retained to provide any other services to us. Our Independent Members may in the future retain the services of third-party executive compensation specialists from time to time, as they see fit, in connection with the establishment of cash and equity compensation and related policies going forward.

Compensation Components

Our executive compensation is based on three components: (1) base salary, (2) cash incentive payments and (3) equity awards, each of which is intended to support the overall compensation philosophy.

Base Salary

The Independent Members recognize the importance of maintaining compensation levels competitive with other leading technology companies with which we compete for personnel. The Independent Members have maintained the base salary component of executive compensation at levels they believe to be below industry medians, other than for our chief executive officer commencing in fiscal 2008, and compensated for the lower salaries with performance-based cash incentive payments and equity awards as discussed below. The Independent Members review with the President and Chief Executive Officer an annual salary plan for our executive officers, other than the President and Chief Executive Officer. The annual salary plan is modified as deemed appropriate and approved by the Independent Members. The annual salary plan also takes into account past performance and expected future contributions of the individual executive officer. We do not apply specific formulas to determine base salary increases.

Cash Incentive Payments

We utilize cash incentive payments to reward performance achievements within a time horizon of approximately one year. The cash incentive payments are intended to compensate executive officers for achieving corporate objectives and for achieving what the Independent Members believe to be value-creating individual objectives, each as proposed by management. Our cash incentive payments are paid in cash in an amount reviewed and approved by the Independent Members. Final determinations as to cash incentive payments are in part based on the achievement of these corporate or individual objectives, as well as an assessment as to our overall success and the development of our business. In reviewing the performance of each executive officer, the Independent Members also consider each executive officer’s level of leadership, teamwork and general participation in the development of employees who report to the executive officer. These corporate and individual objectives, and the proportional emphasis placed on each objective may vary, from time to time, depending on our overall strategic objectives, but relate generally to factors such as revenue targets, progression of existing products under development, execution on our strategic solar initiatives and financial factors such as raising capital and improving our results of operations.

Equity Awards

We believe that superior long-term performance is achieved through an ownership culture that encourages performance by our executive officers through the use of stock and stock-based awards. Our 2005 Equity Incentive Plan has been established to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our stockholders. We have not adopted stock ownership guidelines, and, other than for our co-founders, Messrs. Shindo and Taft, our 2005 Equity Incentive Plan has provided the principal method for our executive officers to acquire equity in Hoku. Long-term equity incentives are provided through grants of stock options and/or restricted stock awards to executive officers and other employees pursuant to our 2005 Equity Incentive Plan. This component of compensation is intended to retain and motivate employees to improve the performance of our common stock. Stock options are granted at not less than fair market value and have value only if our stock price increases. All stock options to our employees, including executive officers, and to our directors in fiscal 2007 were granted at the closing price of our common stock as reported on the NASDAQ Global Market for the trading day preceding the date of grant. Under our current practice, we do not grant stock option or restricted stock awards to our executive officers and our employees at times when we are in possession of material non-public information. Mr. Shindo, our President and Chief Executive Officer, may grant stock options for up to an aggregate of 66,666 shares per fiscal quarter to employees, other than executive officers, pursuant to authority delegated to him by the Board of Directors.

In fiscal 2008, our named executive officers were awarded restricted stock awards under our 2005 Equity Incentive. Authority to make restricted stock grants to executive officers rests with the Independent Members, although, the Independent Members do consider the recommendations of our President and Chief Executive Officer for executive officers other than himself.

Fiscal 2008 Compensation Decisions and Plans

Base Salary

The Independent Members, in consultation with Watson Wyatt, increased the base salary of Mr. Shindo, our President and Chief Executive Officer, by 58.3%, from $240,000 to $380,000 effective February 2007. This increase was designed to compensate Mr. Shindo at approximately the 50th percentile of chief executive officers at comparable companies. The Independent Members determined not to increase the base salaries of Mr. Nakamoto, our Chief Financial Officer, Treasurer and Secretary, Mr. Paul, our Vice President, Business Development and General Counsel, and Mr. Taft, our Chief Technology Officer in fiscal 2008. In March 2008, the Independent Members determined to increase the base salaries of each of Mr. Nakamoto, Mr. Paul and Mr. Taft to $120,000 in fiscal 2009.

Restricted Stock Awards

In February 2007, the Independent Members determined that Mr. Shindo should be granted a restricted stock award for 200,000 shares of common stock pursuant to our 2005 Equity Incentive Plan, and issued on the third business day following the announcement of our results for the fiscal year ended March 31, 2007, which was May 11, 2007. The restricted stock award will vest 1/24 per month, commencing on April 1, 2007. The restricted stock award will be subject to accelerated vesting such that 50% of the unvested shares subject to such restricted stock award shall automatically vest upon the consummation of a change of control of Hoku in the event that Mr. Shindo’s employment with us is terminated without cause or Mr. Shindo terminates his employment with us voluntarily for good reason within twelve months following a change of control, subject to his execution of a general release in favor of Hoku.

In February 2007, the Independent Members determined that Mr. Nakamoto, Mr. Paul and Mr. Taft would be eligible to receive stock option grants for 18,000, 18,000 and 24,000 shares, respectively, of our common stock in fiscal 2008 and 2009, respectively, pursuant to our 2005 Equity Incentive Plan. Each stock option grant was to be issued on the third business day following the announcement of our results for the applicable fiscal year, subject to certain limitations. Each option grant was to vest monthly over a one year period, commencing on April 1, 2011 for the fiscal 2008 option grant and April 1, 2012 for the fiscal 2009 option grant. In March 2008, the Independent Members determined that Mr. Nakamoto, Mr. Paul and Mr. Taft would receive grants of restricted stock for 12,000, 12,000 and 16,000 shares, respectively, of our common stock in each of fiscal 2008 and 2009 pursuant to our 2005 Equity Incentive Plan, in lieu of the grant of previously approved stock options which were never issued. Each restricted stock grant was issued on May 16, 2008, which was the third business day following the announcement of our results for the applicable fiscal year, subject to certain limitations. Each restricted stock grant shall vest quarterly over a one year period, commencing on April 1, 2010 for the fiscal 2008 restricted stock grant and April 1, 2011 for the fiscal 2009 restricted stock grant. In order for an executive officer to be eligible to receive a restricted stock or stock option grant in the applicable fiscal year, the executive officer must continue to be our employee as of the last day of the applicable fiscal year and on the applicable date of grant. Each restricted stock or stock option grant described above will be subject to accelerated vesting such that 50% of the unvested shares subject to each such restricted stock or stock option grant will automatically vest upon the consummation of a change of control of Hoku in the event that the executive officer’s employment with us is terminated without cause or the executive officer terminates his employment with us voluntarily for good reason within twelve months following a change of control, subject to the execution of a general release in favor of Hoku.

Bonus

In February 2007, the Independent Members approved corporate and individual objectives for each executive officer for fiscal 2008 within the following categories:

•	Capital raising activities;

•	Operating results, including revenue, gross margin and net income; and

•	Implementation of Sarbanes-Oxley initiatives.

The target and maximum amount of an incentive payment an executive officer could receive upon achievement of the corporate targets was originally set at 200% of the executive officer’s base salary as of April 1, 2007. The amount of incentive payment allocated to each of the above categories was weighted differently for each executive officer.

In March 2008, the Independent Members determined that because of the dynamic nature of our business, the changing areas of our business focus, and our accomplishments during fiscal 2008, while productive, the corporate targets set in February 2007 should not be exclusively used to determine the incentive payments to be paid to the executive officers. The Independent Members believed that the executive officers had made significant progress during fiscal 2008 in line with our overall strategy and, therefore, such officers should also be evaluated based upon such achievements. In addition, the Independent Members believed that the changes in strategy required a shift in commitment by the executive officers away from certain retained aspects of our strategy which was not contemplated in February 2007. Furthermore, by adhering strictly to the corporate targets set February 2007, executive compensation would not be in line with the compensation levels provided by Watson Wyatt, a compensation consultant. Watson Wyatt was hired in fiscal 2007 to assist the Independent Members in their review of our executive compensation policies and procedures. In March 2008, the Independent Members also determined that 100% of the incentive payments under the Fiscal Year 2008 Executive Incentive Compensation Plan were to be allocated in cash.

Based on their revised evaluation of the contributions made by each executive officer, the Independent Members determined to award the following amounts at the following achievement levels:

Name	Title	Base Salary as of April 1, 2007	Cash Bonus	Percentage Achievement of Target(1)
Dustin M. Shindo	Chairman of the Board of Directors, President and Chief Executive Officer	$380,000	$760,000	100%
Karl M. Taft III	Chief Technology Officer	90,000	180,000	100
Darryl S. Nakamoto	Chief Financial Officer, Treasurer and Secretary	90,000	180,000	100
Scott B. Paul	Vice President, Business Development and General Counsel	90,000	180,000	100

Fiscal 2009 Incentive Compensation Plan

In March 2008, the Independent Members approved for fiscal 2009, respectively, (1) the base salary, (2) the stock bonus targets and (3) the substitution of restricted stock awards for previously-approved stock option targets for our executive officers other than our President and Chief Executive Officer. The Independent Members also approved corporate and individual objectives for each executive officer, except for our President and Chief Executive Officer, for fiscal 2009 within the following categories:

•	Securing an additional $75 million in financing for construction of our planned polysilicon manufacturing facility in Pocatello, Idaho; and

•	Execution of the first reactor test at our planned polysilicon manufacturing facility.

President and Chief Executive Officer

Name	Fiscal 2009 Base Salary($)(1)	Fiscal 2009 Cash Value of Stock Bonus Target($)(2)
Dustin M. Shindo	$380,000	$760,000

(1)	This increase in Mr. Shindo’s salary was effective as of February 7, 2007.
(2)
Mr. Shindo will be entitled to receive a fully-vested stock award under our 2005 Equity Incentive Plan in the form of a stock bonus if certain corporate performance targets are achieved that are set for Mr. Shindo by the Independent Members for fiscal 2009 as may be modified by them from time to time. The cash value reflected in the table above represents the maximum potential stock bonus issuable to Mr. Shindo and is equal to 200% of Mr. Shindo’s annual base salary. The Independent Members will ultimately determine the amounts and the timing of the issuance of any stock bonus to Mr. Shindo in their sole discretion. In order for Mr. Shindo to be eligible to receive a stock bonus in the applicable fiscal year, Mr. Shindo must also continue to be our employee as of the last day of the applicable fiscal year and on the applicable date of issuance of the stock bonus.

The Independent Members also approved the payment of personal expenses incurred by Mr. Shindo not to exceed $10,000 for fiscal 2009 and the hiring of an hourly employee to assist Mr. Shindo with personal responsibilities. The expected cost of the wages for this hourly employee is expected to be less than $30,000 per fiscal year. We will pay the associated wages of this assistant and will gross up Mr. Shindo’s compensation to cover the personal income tax expense incurred by Mr. Shindo in connection with these arrangements.

Other Executive Officers

Name	Fiscal 2009 Base Salary($)	Fiscal 2009 Cash Value of Stock Bonus Target($)(1)	Fiscal 2009 Restricted Stock(#)(2)
Karl M. Taft III	$120,000	$500,000	$16,000
Darryl S. Nakamoto	120,000	240,000	12,000
Scott B. Paul	120,000	240,000	12,000

(1)
The executive officers named above will be entitled to receive a fully-vested stock award under our 2005 Equity Incentive Plan in the form of a stock bonus if certain corporate performance targets are achieved that are set for each executive officer by the Independent Members for fiscal 2009 as may be modified by the Independent Members from time to time. The cash values reflected in the table above represent the maximum potential stock bonus issuable to these executive officers and are equal to 200% of each executive officer’s annual base salary, other than for Mr. Taft in fiscal 2009, which is equivalent to 417% of his annual base salary. The Independent Members will ultimately determine the amounts and the timing of the issuance of any stock bonus to these executive officers in their sole discretion. In order for these executive officers to be eligible to receive a stock bonus in the applicable fiscal year, each executive officer must also continue to be our employee as of the last day of the applicable fiscal year and on the applicable date of grant.

(2)
The executive officers named above will be eligible to receive a restricted stock grant for the number shares of our common stock stated above in fiscal 2009 pursuant to our 2005 Equity Incentive Plan. Each restricted stock grant will be issued on the third business day following the announcement of our results for the applicable fiscal year, subject to certain limitations. Each restricted stock grant shall vest quarterly over a one year period, commencing on April 1, 2011. In order for an executive officer to be eligible to receive a restricted stock grant in the applicable fiscal year, the executive officer must continue to be our employee as of the last day of the applicable fiscal year and on the applicable date of grant. Each restricted stock grant described above will be subject to accelerated vesting such that 50% of the unvested shares subject to each such grant will automatically vest upon the consummation of a change of control of Hoku in the event that the executive officer’s employment with us is terminated without cause or the executive officer terminates his employment with us voluntarily for good reason within twelve months following a change of control, subject to the execution of a general release in favor of Hoku.

The Independent Members also approved having one of our employees spend a portion of his time assisting Mr. Taft with personal matters. We will pay the associated wages of this assistant and will gross up Mr. Taft’s compensation to cover the personal income tax expense incurred by Mr. Taft in connection with this arrangement.

Indemnification Agreement and D&O Liability Insurance

We have entered and expect to continue to enter into agreements to indemnify our directors and executive officers as determined by the Board of Directors. These agreements provide for indemnification for related expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that indemnification agreements are necessary to attract and retain qualified persons as directors and executive officers. We also maintain directors’ and officers’ liability insurance for the benefit of such persons.

Benefits

We also provide the following benefits to our executive officers, generally on the same basis provided to all of our employees:

•	health, dental insurance and vision;

•	medical and dependent care flexible spending account;

•	short-and long-term disability, accidental death and dismemberment; and

We believe these benefits are consistent with companies with which we compete for employees. We also pay the medical premiums of the families of the executive officers as long as such family members did not have medical coverage separately available pursuant to another company-sponsored plan.

Stock Ownership Guidelines

While we believe equity ownership directly aligns the risk profile of our executive officers with that of the stockholders we have not at this time adopted any stock ownership guidelines for our executive officers.

Accounting and Tax Considerations

Section 162(m) of the Internal Revenue Code, as amended, limits the amount that we may deduct from our taxes for compensation paid to our three most highly compensated officers (other than our chief financial officer) to $1,000,000 per person per year, unless certain requirements are met. Section 162(m) provides exceptions from the application of the $1,000,000 limit for certain forms of “performance-based” compensation as well as for gain recognized by an officer upon the exercise of qualifying compensatory stock options. We believe that the stock options we have granted in the past have satisfied the exceptions provided under Section 162(m) from the $1,000,000 limit. While the Independent Members have not adopted a formal policy regarding the tax deductibility of compensation paid to our officers, the Independent Members intend to consider the tax deductibility of compensation under Section 162(m) as a factor in future compensation decisions.

We adopted SFAS No. 123(R) on April 1, 2005. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the awards, and is recognized as an expense over the requisite employee service period. The compensation committee has determined to retain for the foreseeable future our stock option program as the sole component of its long-term compensation program, and, therefore, to record this expense on an ongoing basis according to SFAS No. 123(R).

EXECUTIVE COMPENSATION

The following table shows for fiscal 2008, compensation awarded or paid to, or earned by, our Chief Executive Officer, Chief Financial Officer and our other two most highly compensated executive officers in fiscal 2008 who received at least $100,000 of total compensation. We refer to such persons as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Restricted Stock ($) (1)	Non-Equity Incentive Plan Compensation	All Other Compensation($)		Total ($)
Dustin M. Shindo President and Chief Executive Officer	2008	$380,000	$438,000 —	$760,000	$52,944	(2)	$1,630,944

Darryl S. Nakamoto Chief Financial Officer, Treasurer and Secretary	2008	90,000	$—	180,000	—		270,000

Scott B. Paul Vice President, Business Development and General Counsel	2008	90,000	—	180,000	6,587	(3)	276,587

Karl M. Taft, III Chief Technology Officer	2008	90,000	—	180,000	3,929	(4)	273,929

(1)
The amounts shown in this column reflect the dollar amount recognized for financial statement reporting purposes for fiscal 2008, in accordance with SFAS No. 123(R) for restricted stock granted in fiscal 2008 and in prior years. The assumptions used in the calculation of these amounts are included in Note 7, “Stockholders’ Equity—Stock-Based Compensation”. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)	This amount includes $45,571 in fringe benefits and $7,373 for medical benefits.
(3)	Represents amount for medical benefits.
(4)	This amount includes $1,445 for fringe benefits and $2,484 for medical benefits.

Grants of Plan-Based Awards in Fiscal 2008

Name	Grant Date	Approval Date of Grant	Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of shares of stock or units(#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Dustin M. Shindo	05/11/07	02/7/07	—	$760,000	$760,000	—			200,000	$—	$876,000
Darryl S. Nakamoto	03/21/08	03/13/08	—	180,000	180,000	—			—	—	—
Scott B. Paul	03/21/08	03/13/08	—	180,000	180,000	—			—	—	—
Karl M. Taft III	03/21/08	03/13/08	—	180,000	180,000	—			—	—	—

(1)
In February 2007, the Independent Members approved our Fiscal 2008 Executive Incentive Compensation Plan, or the 2008 Plan. Each incentive payment under the 2008 Plan could consist of either a cash payment, a stock award pursuant to our 2005 Equity Incentive Plan or both, at the sole discretion of the Independent Members. The maximum amount of an incentive payment an executive officer could receive upon achievement of the corporate targets was 200% of the executive officer’s base salary as of April 1, 2007. In March 2008, the Independent Members determined that 200% of the incentive payments under the 2008 Plan were to be allocated in cash.

(2)
Represents a restricted stock granted under our 2005 Equity Incentive Plan. Restricted stock allows the holder to the right to a share of Hoku common stock over a vesting period. Restricted stock rights generally terminate after termination of an employee’s service.

(3)	Represents the closing price of our common stock on May 11, 2007 as reported on the NASDAQ Global Market. Excludes the impact of estimated forfeitures based on service-based vesting conditions.

Outstanding Equity Awards at Fiscal 2008 Year End

Name	Options and Restricted Stock Awards
	Number of shares of stock or units (#) Exercisable(1)		Number of shares of stock or units (#) Unexercisable(2)	Option Exercise Price ($)	Option Expiration Date
Dustin M. Shindo	200,000	(3)	—	—	NA
Darryl S. Nakamoto	32,667	(4)	—	$0.525	1/24/15
	60,000	(5)	—	2.60	7/24/16
Scott B. Paul	40,000	(4)	—	0.075	7/18/13
	20,000	(4)	—	0.15	4/12/14
	33,333	(4)	—	0.375	12/13/14
	60,000	(5)	—	2.60	7/24/16
Karl M. Taft, III	33,000	(4)	—	0.075	8/1/13
	60,000	(5)	—	2.60	7/24/16

(1)
Represents a stock option or restricted stock granted under our 2005 Equity Incentive Plan. Stock options allow the holder to purchase a share of Hoku common stock at the fair market value per share of Hoku common stock on the date of grant. Restricted stock allow the holder the right to Hoku common stock over a period of time. Each restricted stock and stock option has a ten year term. Stock options generally terminate three months after termination of an optionee’s service for any reason other than disability or death, 12 months after termination due to disability and 18 months after termination due to death. Restricted stock generally terminate after termination of an holder’s service. Vesting may accelerate pursuant to certain agreements, please see “Severance and Change of Control Agreements” in this Item 11.

(2)	All stock options held by our named executive officers may be early exercised subject to a lapsing right of repurchase in the event such executive officer’s service terminates.
(3)	1/24th of the shares vest will vest on a monthly basis beginning on April 1, 2007.
(4)	20% of the shares vest on the one year anniversary of the date of grant and 1/60th per month thereafter.
(5)	1/36th of the shares will vest on a monthly basis commencing on the second year anniversary of the date of the grant.

As of March 31, 2008, all shares of common stock held by our named executive officers were fully-vested, except for Mr. Shindo, as indicated above, and such executive officers did not hold any unvested stock awards.

Option Exercises and Stock Vested

Name	Number of Options Exercised (#)	Value Realized on Exercise ($)(7)	Number of Shares Acquired on Vesting(#)(1)		Value Realized on Vesting ($)(2)
Dustin M. Shindo	-	$-	100,000	(3)	$ 865,672
Darryl S. Nakamoto	20,666	190,749	10,667	(6)	86,744
Scott B. Paul	30,000	247,100	26,667	(4)	227,444
Karl M. Taft, III	-	-	6,667	(5)	55,211

(1)	Represents shares that vested during fiscal 2008 relating to previously granted stock options or restricted stock awards.
(2)
Value determined based on the closing price of our common stock as reported on the NASDAQ Global Market on the date of vesting, less the applicable exercise price, in the case of options, or sales price, in the case of restricted stock awards, multiplied by the number of options/restricted awards vested during fiscal 2008.

(3)	Represents a restricted stock award granted on 5/11/07.
(4)	Represents 16,000, 4,000, and 6,667 options vested for options granted on 7/18/03, 4/12/04, and 12/13/04, respectively, with an exercise price of $0.075, $0.15, and $0.375, respectively.
(5)	Represents an option granted on 8/1/03 with an exercise price of $0.075.
(6)	Represents an option granted on 1/24/05 with an exercise price of $0.525.
(7)	Value determined based on the closing price of our common stock as reported on the NASDAQ Global Market on the date of exercise, less the exercise price, multiplied by the number of options exercised.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during fiscal 2008.

Nonqualified Deferred Compensation

Our named executive officers did not earn any nonqualified compensation benefits from us during fiscal 2008.

Employment Agreements

We have not entered into employment agreements with any of our named executive officers.

Severance and Change of Control Agreements

The following provides information regarding termination of employment and change of control arrangements with our named executive officers.

Dustin M. Shindo

In May 2007, Dustin M. Shindo, our Chairman of the Board, President and Chief Executive Officer, was granted a restricted stock award for 200,000 shares of common stock pursuant to our 2005 Equity Incentive Plan. The restricted stock award vest 1/24th per month, commencing on April 1, 2007. The restricted stock award is subject to accelerated vesting, such that 50% of the unvested shares subject to such restricted stock award shall automatically vest upon the consummation of a change of control of Hoku in the event that Mr. Shindo’s employment with us is terminated without cause or Mr. Shindo terminates his employment with us voluntarily for good reason within twelve months following a change of control, subject to his execution of a general release in favor of Hoku.

Darryl S. Nakamoto

Darryl S. Nakamoto, our Chief Financial Officer, Treasurer and Secretary, was granted a stock option to purchase 53,333 shares of our common stock at an exercise price of $0.525 per share in January 2005. In July 2006, Mr. Nakamoto was granted a stock option to purchase 60,000 shares of our common stock at an exercise price of $2.60 per share. The stock option agreement is subject to accelerated vesting, such that 50% of the unvested shares subject to such stock option shall automatically vest upon the consummation of a change of control of Hoku in the event that Mr. Nakamoto’s employment with us is terminated without cause or Mr. Nakamoto terminates his employment with us voluntarily for good reason within twelve months following a change of control, subject to his execution of a general release in favor of Hoku.

Scott B. Paul

Scott B. Paul, our Vice President, Business Development and General Counsel, was granted a stock option to purchase 80,000 shares of our common stock at an exercise price of $0.075 per share in July 2003. In April 2004, Mr. Paul was granted a stock option to purchase 20,000 shares of our common stock at an exercise price of $0.15 per share. In December 2004, Mr. Paul was granted a stock option to purchase 33,333 shares of our common stock at an exercise price of $0.375 per share. Each of Mr. Paul’s stock option agreements was amended prior to our initial public offering in August 2005 to provide that, if Mr. Paul is terminated without cause within 18 months of a change of control, 50% of his unvested shares would become vested on the date of termination.

In July 2006, Mr. Paul was granted a stock option to purchase 60,000 shares of our common stock at an exercise price of $2.60 per share. The stock option agreement is subject to accelerated vesting, such that 50% of the unvested shares subject to such stock option shall automatically vest upon the consummation of a change of control of Hoku in the event that Mr. Paul’s employment with us is terminated without cause or Mr. Paul terminates his employment with us voluntarily for good reason within twelve months following a change of control, subject to his execution of a general release in favor of Hoku.

Karl M. Taft III

Karl M. Taft, our Chief Technology Officer, was granted a stock option to purchase 33,333 shares of our common stock at an exercise price of $0.075 per share in August 2003. In July 2006, Mr. Taft was granted a stock option to purchase 60,000 shares of our common stock at an exercise price of $2.60 per share. The stock option agreement is subject to accelerated vesting, such that 50% of the unvested shares subject to such stock option shall automatically vest upon the consummation of a change of control of Hoku in the event that Mr. Taft’s employment with us is terminated without cause or Mr. Taft terminates his employment with us voluntarily for good reason within twelve months following a change of control, subject to his execution of a general release in favor of Hoku.

The following table describes the potential value of equity acceleration to the named officers above upon their termination without cause within 12 and/or 18 months of a change of control change of control, depending on the agreement, as if such termination had occurred on March 31, 2008:

Equity Acceleration	Termination without Cause Following a Change in Control
Dustin M. Shindo	$406,000
Darryl S. Nakamoto	$81,016
Scott B. Paul	$250,834
Karl M. Taft	$176,775

(1)
Calculated based on a termination without cause following a change of control as of March 31, 2008 and assuming a price per share of $8.12, which is the closing price of our common shares as reported on the NASDAQ Global Market on March 31, 2008, the last market trading day for fiscal 2008.

Fiscal 2008 and 2009Restricted Stock Grants

Each restricted stock grant to our named executive officers, which will be granted in fiscal 2009 and 2010 will be subject to accelerated vesting such that 50% of the unvested shares subject to each such stock option will automatically vest upon the consummation of a change of control of Hoku in the event that the executive officer’s employment with us is terminated without cause or the executive officer terminates his employment with us voluntarily for good reason within twelve months following a change of control, subject to the execution of a general release in favor of Hoku.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

Reference is made to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” to be included in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information under the heading “Compensation-Equity Compensation Plan Information” to be included in our 2008 Proxy Statement, which information is hereby incorporated by reference.

Compensation Committee Interlocks and Insider Participation

We do not have a separate compensation committe. None of our executive officers currently serves, or has served during fiscal 2008, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board of Directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Related Party Transaction Approval Policy

Related party transactions are governed by our Code of Conduct and our management monitors adherence to the Code of Conduct. In addition, each director and executive officer annually delivers to Hoku a questionnaire that includes, among other things, a request for information relating to any transactions in which both the director, executive officer, or their respective family members, and Hoku participates, and in which the director, executive officer, or such family member, has a material interest. The Audit Committee is responsible for the review, approval, or ratification of such related party transactions. Under SEC rules, a related party is a director, officer, nominee for director, or 5% stockholder of Hoku and their immediate family members. Transactions involving related parties are reviewed by the Audit Committee which determines whether the related party has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion.

Related Party Transactions and Relationships

During fiscal 2008, we had the following related party relationships:

Registration Rights Agreement

We have entered into an agreement with certain holders of our common stock, including directors and executive officers, including entities with which certain of our directors are affiliated, that provides for certain rights relating to the registration of their shares of common stock that were issued upon conversion of their preferred stock upon the closing of our initial public offering in August 2005. The directors and executive officers that are parties to this agreement are Dustin M. Shindo and Karl M. Taft III.

In February 2008, we issued 2,893,519 shares of our common stock pursuant to a Securities Purchase Agreement, by and among us and certain institutional investors, and a wholly owned subsidiary of Suntech Power Holdings Co., Ltd. The wholly owned subsidiary of Suntech Power Holdings Co., Ltd acquired 2,314,815 shares of our common stock.

Change of Control Arrangement

We have entered into a stock restriction and change of control agreement with Dustin M. Shindo, our Chairman of the Board, President and Chief Executive Officer, Darryl S. Nakamoto, our Chief Financial Officer, Treasurer and Secretary, Scott B. Paul, our Vice President, Business Development and General Counsel and Karl M. Taft, our Chief Technology Officer. For information regarding this agreement, see “Item 11. Executive Compensation – Severance and Change of Control Agreements.”

Employment Relationship

Ryan Shindo, our Operations Manager, is the brother of Dustin M. Shindo, our Chairman of the Board, President and Chief Executive Officer. Ryan Shindo has an annual salary of $50,000 that was effective July 1, 2007. Previously, Mr. Shindo’s annual salary was $40,000. Mr. Shindo received a stock award of 1,000 shares of common stock in fiscal 2006, with a fair market value on the date of award of $6,400. In fiscal 2007, we awarded him 649 shares of common stock with a fair market value of $1,999. During fiscal 2007, we awarded 3,000 stock options at an exercise price of $2.75. During fiscal 2008, we expensed $16,968, relating to stock options granted to Ryan Shindo in fiscal 2007 and in prior fiscal years.

Consulting Agreement

Pursuant to a Consulting Agreement, dated August 20, 2006, by and between Hoku and Paul K. Yonamine, a former member of our Board of Directors, Mr. Yonamine has agreed to make introductions to senior level executives and to facilitate business discussions with companies in Japan as we may request. These services may include attending meetings in Japan, participating in conference calls, and drafting written correspondence on our behalf. In consideration for these services, all the stock options Mr. Yonamine received as a member of our Board of Directors will continue to vest in accordance with their terms as long as Mr. Yonamine continues to provide services pursuant to the Consulting Agreement. Mr. Yonamine holds stock options to purchase 19,259 shares of common stock. Mr. Yonamine will not receive any other cash or other compensation for his services. We will reimburse Mr. Yonamine for all pre-approved out-of-pocket expenses he incurs in rendering such services. The Consulting Agreement was effective as of September 7, 2006 and terminated on September 7, 2007.

We believe that all of the transactions described above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Director and Officer Indemnification

Our amended and restated certificate of incorporation contains provisions limiting the liability of directors. In addition, as permitted by our bylaws, we have entered into agreements to indemnify our directors and executive officers to the fullest extent permitted under Delaware law.

All future transactions between us and our executive officers, directors, principal stockholders and their affiliates will be approved by our Audit Committee.

Item 14.	Principal Accountant Fees and Services

Reference is made to the information under the heading “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm” in our 2008 Proxy Statement, which information is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

Date: June 6, 2008

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

Signature	Title	Date

/s/ DUSTIN M. SHINDO	Chairman of the Board of Directors, President and	June 6, 2008
Dustin M. Shindo	Chief Executive Officer (Principal Executive Officer)

/s/ DARRYL S. NAKAMOTO	Chief Financial Officer, Treasurer and Secretary	June 6, 2008
Darryl S. Nakamoto	(Principal Financial and Accounting Officer)

/s/ KARL M. TAFT III	Chief Technology Officer and Director	June 6, 2008
Karl M. Taft III

/s/ KARL E. STAHLKOPF	Director	June 6, 2008
Karl E. Stahlkopf

/s/ KENTON T. ELDRIDGE	Director	June 6, 2008
Kenton T. Eldridge

/s/ DEAN K. HIRATA	Director	June 6, 2008
Dean K. Hirata

HOKU SCIENTIFIC, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hoku Scientific, Inc.

We have audited the accompanying consolidated balance sheets of Hoku Scientific, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hoku Scientific, Inc. and subsidiaries at March 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hoku Scientific, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 6, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Honolulu, Hawaii
June 6, 2008

HOKU SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,
	2008	2007
Assets
Cash and cash equivalents	$27,768	$2,567
Short-term investments	1,992	17,389
Accounts receivable	113	377
Inventory	803	2,385
Costs of uncompleted contracts	54	698
Equipment held for sale	29	74
Other current assets	3,787	537

Total current assets	34,546	24,027
Property, plant and equipment, net	33,563	5,795
Other assets	-	803

Total assets	$68,109	$30,625

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	3,258	653
Deferred revenue	36	990
Deposits	4,000	-
Other current liabilities	1,820	1,488

Total current liabilities	9,114	3,131
Deposits	13,000	2,000

Total liabilities	22,114	5,131

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares ; no shares issued and outstanding as of March 31, 2008 and 2007.	—	—
Common stock, $0.001par value. Authorized 100,000,000 shares; issued and outstanding 19,786,420 and 16,503,931 shares as of March 31, 2008 and 2007, respectively.	20	17
Additional paid-in capital	58,182	33,396
Accumulated deficit	(12,207)	(7,914)
Accumulated other comprehensive loss	—	(5)

Total stockholders’ equity	45,995	25,494

Total liabilities and stockholders’ equity	$68,109	$30,625

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Fiscal Year Ended March 31,
	2008	2007	2006
Statements of Operations Data:
Service and license revenue	$3,229	$5,368	$5,505
Cost of service and license revenue(1)	2,312	3,173	954
Gross margin	917	2,195	4,551
Operating expenses:
Selling, general and administrative(1)	6,207	4,487	2,743
Research and development(1)	86	1,774	1,326
Total operating expenses	6,293	6,261	4,069
Income (loss) from operations	(5,376)	(4,066)	482
Interest and other income	1,083	1,039	594
Income (loss) before income taxes	(4,293)	(3,027)	1,076
Income tax expense (benefit)	-	(275)	(268)
Net income (loss)	$(4,293)	$(2,752)	$1,344
Basic net income (loss) per share	$(0.26)	$(0.17)	$0.10
Diluted net income (loss) per share	$(0.26)	$(0.17)	$0.09
Shares used in computing basic net income (loss) per share	16,656,000	16,449,537	13,033,263
Shares used in computing diluted net income (loss) per share	16,656,000	16,449,537	15,264,763

(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$42	$126	$38
Selling, general and administrative	954	593	872
Research and development	72	501	146
Total	$1,068	$1,220	$1,056

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Shares of Preferred Stock	Preferred Stock	Shares of Class A Common Stock	Class A Common Stock	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balances as of March 31, 2005	5,919,988	$7,820	—	$—	6,155,834	6	$4,959	$(6,506)	$(47)	$6,232	$(775)

Net income	—	—	—	—	—	—	—	1,344	—	1,344	$1,344
Stock-based compensation	—	—	—	—	377,841	—	1,127	—	—	1,127	—
Initial public offering and over-allotment option proceeds, net of underwriter discounts and commissions	—	—	—	—	3,683,200	4	20,548	—	—	20,552	—
Initial public offering costs	—	—	—	—	—	—	(1,950)	—	—	(1,950)	—
Unrealized gain or loss on available-for-sale securities	—	—	—		—	—	—	—	30	30	30
Conversion of preferred stock	(5,919,988)	(7,820)	—		5,919,988	6	7,814	—	—	—	—
Exercise of common stock warrants and options	—	—	—	—	295,792	—	57	—	—	57	—

Balances as of March 31, 2006	—	$—	—	$—	16,432,655	$16	$32,555	$(5,162)	$(17)	$27,392	$1,374

Net loss	—	—	—	—	—	—	—	(2,752)	—	(2,752)	$(2,752)
Stock-based compensation	—	—	—	—	19,109	—	828	—	—	828	—
Unrealized gain or loss on available-for-sale securities	—	—	—	—	—	—	—	—	12	12	12
Exercise of common stock options	—	—	—	—	52,167	1	13	—	—	14	—

Balances as of March 31, 2007	—	$—	—	$—	16,503,931	$17	$33,396	$(7,914)	$(5)	$25,494	$(2,740)

Net loss	—	—	—	—	—	—	—	(4,293)	—	(4,293)	$(4,293)
Stock-based compensation	—	—	—	—	—	—	620	—	—	620	—
Unrealized gain or loss on available-for-sale securities	—	—	—	—	—	—	—	—	5	5	5
Exercise of common stock warrants and options	—	—	—	—	112,165	—	92	—	—	92	—
Grants of stock awards					276,805		739			739
Private investment in public equity proceeds					2,893,519	3	24,997			25,000
Private investment in public equity costs							(1,662)			(1,662)
Balances as of March 31, 2008	—	$—	—	$—	19,786,420	$20	$58,182	$(12,207)	$—	$45,995	$(4,288)

See accompanying notes to financial statements.

HOKU SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(4,293)	$(2,752)	$1,344
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	143	221	221
Impairment of production and research equipment, inventory and equipment held for sale	103	1,364	—
Contract termination and impairment of leasehold improvements	—	—	558
Stock-based compensation	1,068	828	1,127
Loss on sale of inventory	285	—	—
Loss on sale of equipment	47	—	—
Changes in operating assets and liabilities:
Accounts receivable	264	(127)	3,322
Costs of uncompleted contracts	664	1,391	(1,768)
Inventory	1,297	(2,638)	(121)
Equipment held for sale	(58)	—	—
Other current assets	(3,250)	41	(398)
Other assets	803	(802)	330
Accounts payable and accrued expenses	2,895	158	(100)
Deferred revenue	(954)	(2,999)	(255)
Other current liabilities	332	1,281	195

Net cash (used in) provided by operating activities	(654)	(4,034)	4,455

Cash flows from investing activities:
Proceeds from maturities of short-term investments	57,702	7,295	7,093
Purchases of short-term investments	(42,300)	(2,150)	(27,978)
Acquisition of property and equipment	(28,039)	(724)	(4,601)
Disposition of property and equipment	62	—	—

Net cash provided by (used in) investing activities	(12,575)	4,421	(25,486)

Cash flows from financing activities:
Principal repayment of long-term obligations	—	—	(14)
Proceeds from initial public offering	—	—	20,552
Initial public offering costs	—	—	(1,950)
Proceeds from private investment in public equity	25,000	—	—
Private investment in public equity costs	(1,662)	—	—
Exercise of common stock options	92	14	57
Deposits received	15,000	2,000	—

Net cash provided by financing activities	38,430	2,014	18,645

Net increase (decrease) in cash and cash equivalents	25,201	2,401	(2,386)
Cash and cash equivalents at beginning of year	2,567	166	2,552

Cash and cash equivalents at end of year	$27,768	$2,567	$166

Supplemental disclosure of non-cash investing activities:
Acquisition of property and equipment	$2,934	$248	$333

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

The Company has historically focused its efforts on the design and development of fuel cell technologies, including its Hoku membrane electrode assemblies, or MEAs, and Hoku Membranes. In May 2006, the Company announced its plans to form an integrated photovoltaic, or PV, module business, and its plans to manufacture polysilicon, a primary material used in the manufacture of PV modules. In fiscal 2007, the Company reorganized its business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells. In February and March 2007, the Company incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly-owned subsidiaries to operate its polysilicon and solar businesses, respectively.

(b)	Basis of Presentation
The Company has incurred operating losses in recent years as the Company has redirected its efforts to focus on the development of its polysilicon and solar businesses.  The Company's current operating plan anticipates raising cash over the next year through a combination of equity financing and polysilicon customer prepayments to enable the continued construction of the planned polysilicon production facility in Pocatello, Idaho.  As there have been delays in securing financing, the Company has failed to meet the contractual financing milestone included in the separate supply agreements with two of its customers.  A termination of any of the Company's supply agreements could require the Company to refund prepayments already received to-date.  Should there be continued delays in securing adequate financing, the Company may need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to the Company's liquidity requirements.  The Company believes that its current levels of working capital and cash flow expected to be generated through the Hoku Solar business is sufficient to fund operating activities for at least the next twelve months.  The Company also believes that the necessary financing will be made available through public or private offerings of equity or debt securities over the next twelve months.  Although the Company cannot assure the reader that such additional sources of financing will be available at acceptable terms, the implementation of a cost reduction program will help to mitigate this risk.  An inability by the Company to reduce costs or expenditures or to raise sufficient capital to fund its operations would have a material adverse affect on the Company and could impact its ability to continue as a going concern.

(c)	Principles of Consolidation
The consolidated financial statements include the accounts of Hoku Scientific, Inc. and all wholly-owned subsidiaries, after elimination of significant intercompany amounts and transactions.

(d)	Segment Information
The Company has three operating segments in two industries: Fuel Cell and Solar. The Fuel Cell industry is comprised of the fuel cell segment. The Solar industry is comprised of the PV system installation and the polysilicon production segments. The Company reports segment information in the same way that the chief operating decision maker assesses segment performance. Additional information regarding these segments is found in Note 8.

(e)	Use of Estimates

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

(f)	Revenue Recognition

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

The Company has also provided testing and engineering services to customers pursuant to milestone-based contracts that are not multi-element arrangements. These contracts sometimes provided for periodic invoicing as it completed a milestone. Customer acceptance is usually required prior to invoicing. The Company recognized revenue for these arrangements under the completed contract method in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the completed-contract method, we deferred the contract fulfillment costs and any advance payments received from the customer and recognized the costs and revenue in its statement of operations once the contract was complete and the final customer acceptance, if required, had been obtained.

The Company charges the appropriate Hawaii general excise tax to its customers. The taxes collected from sales are excluded from revenues and recorded as a payable.

(g)	Cost of Uncompleted Contracts

Cost of uncompleted contracts represents services performed and/or materials used towards completing a customer contract. Based on the Company’s revenue recognition policy, these services and/or materials cannot be recognized as contract costs, and are deferred until the related revenue can be recognized. As of March 31, 2008, cost of uncompleted contracts was $54,000 related to PV system installation contracts. As of March 31, 2007, cost of uncompleted contracts was $698,000 related to fuel cell contracts.

(h)	Concentration of Credit Risk

Significant customers represent those customers that account for more than 10% of the Company’s total revenue or accounts receivable. Revenue and revenue as a percentage of total revenue and accounts receivable and accounts receivable as a percentage of total accounts receivable for significant customers were as follows:

	Revenue
	Fiscal Year Ended March 31,
	2008		2007		2006
Customer	$	%	$	%	$	%
	(dollars in thousands)
U.S. Navy – Naval Air Warfare Center Weapons Division	$1,337	41%	$3,205	60%	$—	—%
Paradise Beverages	987	31	—	—	—	—
Hardware Hawaii	385	12	—	—	—	—
Nissan	—	—	1,988	37	5,363	97
Sanyo	—	—	149	3	113	2

	Accounts Receivable
	March 31,
	2008		2007
Customer	$	%	$	%
	(dollars in thousands)
Hardware Hawaii	$38	33%	$—	—%
D.R. Horton – Kahiwelo	26	23	—	—
General Growth Properties	18	16	—	—
Residential Installations	24	21	—	—
U.S. Navy - Naval Air Warfare Center Weapons Division	—	—	377	100

(i)	Cash and Cash Equivalents

The Company considers money market, savings and checking accounts as cash and cash equivalents. All other investments, including those with maturities of three months or less are considered short-term investments.

(j)	Short-Term Investments

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

During fiscal years ended March 31, 2008 and 2007, the Company recorded no other-than-temporary impairments.

(k)	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company had no allowance for doubtful accounts as of March 31, 2008 and 2007 and did not record bad debt expense in the periods presented.

Allowances for doubtful accounts represent the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. Past due balances over 90 days and over a specified amount will be reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.

(l)	Inventory

Inventory is stated at the lower of average cost or market and consists of raw materials, work-in-progress and finished goods in accordance with Statement of Financial Accounting Standards No. 151, or SFAS No. 151, Inventory Costs.

(m)	Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the asset. For leasehold improvements, amortization is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

Estimated useful lives of the Company’s assets are as follows:

Building	1-39 years
Research equipment	1-7 years
Office equipment and furniture	1-7 years
Production equipment	1-7 years
Automobile	1-5 years

The Company evaluates the assets for impairment in accordance with Statement of Financial Accounting Standards No. 144, or SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.

(n)	Income Taxes

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

(o)	Net Income (Loss) per Share

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

The following table sets forth, for the periods presented, the computation of basic and diluted net income (loss) per share, including the reconciliation of the denominator used in the computation of basic and diluted net income (loss) per share:

	Fiscal Year Ended March 31,
	2008	2007	2006
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(4,293)	$(2,752)	$1,344
Denominator:
Weighted average shares of common stock (basic)	16,656,000	16,449,537	13,033,263
Effect of Dilutive Securities
Add:
Weighted average convertible preferred shares	—	—	1,973,329
Weighted average stock options and warrants	—	—	258,171

Weighted average shares of common stock (diluted)	16,656,000	16,449,537	15,264,763

Basic net income (loss) per share	$(0.26)	$(0.17)	$0.10

Diluted net income (loss) per share	$(0.26)	$(0.17)	$0.09

Due to the Company’s net losses in the fiscal years ended March 31, 2008 and 2007, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share. As of March 31, 2008, potential dilutive securities included options to purchase 387,470 shares of common stock at prices ranging from $0.08 to $5.68. As of March 31, 2007, potential dilutive securities included options to purchase 235,653 shares of common stock at prices ranging from $0.38 to $3.93.

(p)	Stock-based Compensation

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

(q)	Guarantees and Indemnifications

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

The Company has entered into PV system installation contracts which warrants the installation against defects in workmanship, generally for a period of one year from the date of installation. There were no accruals for or expenses related to the warrants for any period presented.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in that capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime. The Company has also entered into additional indemnification agreements with its officers and directors in connection with the initial public offering. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2008 and 2007.

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

(r)	Recently Issued Standards

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157. This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This standard is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company will adopt SFAS 157 on April 1, 2008, and the adoption of this statement did not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, or SFAS 159. This new standard permits companies to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. This standard is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 on April 1, 2008, and the adoption of this statement did not have a material impact on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities -an amendment of SFAS 133, or SFAS 161. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. This standard shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. The Company is in the process of evaluating the new disclosure requirements under SFAS 161 and does not expect the adoption to have a material impact on its consolidated financial statements.

(s)	Reclassifications

Certain prior period amounts have been reclassified to conform to current period classifications.

(2)	Short-Term Investments

The available-for-sale securities as of March 31, 2008 and 2007 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses Less Than 12 Months
					Count	Fair Value	Amount
As of March 31, 2008
Commercial paper	$1,992	$—	$—	$1,992	—	$—	$—
Government bonds	—	—	—	—	—	—	—

Total short-term investments	$1,992	$—	$—	$1,992	—	$—	$—

As of March 31, 2007
Commercial paper	$4,511	$—	$(4)	$4,507	4	$4,507	$(4)
Government bonds	12,883	—	(1)	12,882	12	12,882	(1)

Total short-term investments	$17,394	$—	$(5)	$17,389	16	$17,389	$(5)

The contractual maturities of the Company’s commercial paper and government bonds are less than one year and occur on various dates. Fair values for commercial paper and government bonds are determined based on market prices received from a third-party financial service provider. Current market rates and the likelihood of holding the investments until maturity were factors considered when determining whether the investments were other-than-temporarily impaired. As the Company will likely hold the investments until maturity, the Company determined that no securities in its portfolio with unrealized losses were other-than-temporarily impaired as of March 31, 2008 and 2007.

(3)	Property, Plant and Equipment

As of March 31, 2008 and 2007, property, plant and equipment consisted of the following:

	March 31,
	2008	2007
	(in thousands)
Building	$3,830	$3,830
Land	1,366	1,366
Construction in progress	28,515	544
Production equipment	108	178
Research equipment	—	2
Office equipment and furniture	87	87
Automobile	98	16
Trade show booth	—	70

	34,004	6,093
Less accumulated depreciation and amortization	(441)	(298)

Property, plant and equipment, net	$33,563	$5,795

The Company owns approximately 2.2 acres of land in Kapolei, Hawaii on which the Company’s headquarters occupy an approximately 14,000 square foot facility of combined office, research and development, and manufacturing space on a portion of that land.

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

In assessing the recoverability of its long-lived assets, the Company compared the carrying value to the undiscounted future cash flows the assets are expected to generate. As the total of the undiscounted future cash flows was less than the carrying amount of the assets, the Company wrote down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value was determined based on discussions with third-party equipment providers. During fiscal year 2008, the Company recorded a write-down of its solar module production equipment of $67,000 and a write-down of $36,000 related to certain production and research equipment, which is included in selling, general and administrative expenses for Hoku Solar and Hoku Fuel Cells, respectively. In addition, the Company sold certain fuel cell equipment during fiscal year 2008 and recorded a net loss from these sales of $47,000 which is included in interest and other income in the consolidated statements of operations for fiscal 2008.

In May 2007, the Company paid the initial deposit of 15%, or approximately $4.2 million, under the agreement for certain equipment to be utilized in the production of polysilicon. In October 2007, the agreement was amended and restated to require the Company to pay the vendor up to 45% of the purchase price for the equipment in six equal monthly increments from October 2007 through March 2008, and an additional 20% of the purchase price within four weeks after the equipment is shipped from the Hamburg, Germany. An additional 10% of the applicable purchase price for the equipment is payable to the vendor via wire transfer within four weeks after a successful test demonstration of the equipment, and the final 10% of the applicable purchase price is payable to the vendor upon the earlier of (a) 30 months after delivery; and (b) expiration of the warranty period, which is 18 months after successful commissioning of the equipment. As of May 31, 2008, the Company made payments of $8.8 million under this contract, approximating 30% of the purchase price. The payments are less than the scheduled payment terms as the Company had not received the required written reports describing progress that is being made in the manufacturing of the reactors until May 2008. The Company expects to make additional payments in June 2008.

The Company estimates that it will cost approximately $390 million to engineer, procure and construct the planned 3,500 metric ton per annum polysilicon production facility in Pocatello, Idaho.   Through its four signed polysilicon supply agreements, $240 million in prepayments has been committed towards these costs, subject to the Company's achievements of various operational and financial milestones.  The additional $150 million is intended to be generated through a combination of one or more debt or equity offerings and cash generated through operations, including amounts already contributed to the project.  In connection therewith, the Company has entered into various contracts with third parties related to the construction of the facility.  Pursuant to the various terms of the contracts, the Company is required to pay for time and materials incurred for engineering, procurement, and construction services plus up to $10.0 million in incentives if specific targets are met, as outlined in the contracts.

As of March 31, 2008 and 2007, the Company had no physical assets located outside of the United States.

(4)	Other Current Assets

In January 2008, Hoku Materials entered into agreements with Bank of Hawaii to purchase in increments an aggregate amount of up to 8.7 million Euros on various maturity dates beginning in April 2008 and ending in July 2010 at a fixed U.S dollar amount of $12.8 million. The Company expects to use the purchased Euros to make payments pursuant to the amended GEC and MSA contracts, for the purchase of hydrogen reduction and hydrogenation reactors for the production of polysilicon. The agreements are considered derivatives as the forward exchange contract with the Bank of Hawaii is used to hedge our commitment related to the acquisition of the reactors from GEC and MSA.  The fair value of these derivatives approximates $965,000 and is reflected in Other Current Assets or Other Current Liabilities, as appropriate. The purpose of our foreign currency hedging activity is to help protect the Company from risk that the eventual dollar cash flows from the acquisition of this asset will be adversely affected by changes in the exchange rate.  There was no gain or loss due to ineffectiveness.  Changes in fair value of these derivatives are recorded in Interest and Other Income.

As part of the agreements with Bank of Hawaii, the Company is required to place deposits with Bank of Hawaii for 20% of the notional value of the outstanding transactions, which can fluctuate based on the U.S Dollar/Euro exchange rate.  The Company earns interest on its deposits, which is recorded as restricted cash.  As of March 31, 2008, the restricted cash balance related to these deposits of $2.6 million is included as Other Current Assets.  As of March 31, 2007, Other Current Assets of $537,000 was comprised of other receivables and prepaid expenses.

(5)	Deposits

The Company received cash advances in the aggregate of $17 million under its polysilicon supply agreements with Sanyo Electric Company, Ltd., or Sanyo, Wuxi Suntech Power Co., Ltd., Global Expertise Wafer Division Ltd., or GEWD, and Solarfun Power Hong Kong Limited. The Company has recorded the cash receipts as deposits until it achieves certain milestones pursuant to each contract at which time the Company will consider reclassifying the cash advances as deferred revenue. The Company has recorded $4 million of the total deposits as a current liability while $13 million of the total deposits are classified as a long-term liability on the Company’s balance sheet. Under the agreements with Sanyo and GEWD, the Company, Sanyo or GEWD could terminate their respective agreements as it has not secured certain financing requirements by May 31, 2008. The Company cannot guarantee that any of the parties will not elect to terminate. The Company has classified the cash advances related to Sanyo and GEWD as current liability due to the possibility of these contracts being terminated.

(6)	Income Taxes

The income tax benefits from operations for the years ended March 31, 2008, 2007, and 2006 consisted of the following:

	Current	Deferred	Total
	(in thousands)
Fiscal Year Ended March 31, 2008
Federal	$—	$—	$—
State	—	—	—

Total income tax benefit	$—	$—	$—

Fiscal Year Ended March 31, 2007
Federal	$—	$—	$—
State	275	—	275

Total income tax benefit	$275	$—	$275

Fiscal Year Ended March 31, 2006
Federal	$—	$—	$—
State	268	—	268

Total income tax benefit	$268	$—	$268

There were no payments for federal and state income taxes for the years ended March 31, 2008, 2007 and 2006.

A reconciliation of the U.S. statutory tax rate to the effective tax rate for the years ended March 31, 2008, 2007 and 2006 is as follows:

	Fiscal Year Ended March 31,
	2008	2007	2006
	(in thousands)
Expected tax (expense) benefit (34%)	$1,460	$1,029	$(366)
State tax (expense) benefit, net of federal benefit	172	121	(43)
Non-deductible stock-based compensation	(353)	(137)	(243)
R&E expenses	-	(265)	(87)
Change in valuation allowance	(1,297)	(773)	383
State R&E tax credit	-	275	286
Federal R&E tax credit	-	12	340
Other	18	13	(2)

Effective income tax benefit	$-	$275	$268

 During the fiscal years ended March 31, 2007 and 2006, the Company qualified as a “Hawaii Qualified High Technology Business,” which provides potential tax credits to its investors as well as certain tax credits to the Company for qualified research and experimentation (R&E) costs. The Company recorded Hawaii R&E refundable tax credits of approximately $0, $275,000 and $286,000 during the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. A summary of the tax effects of the temporary differences is as follows:

	March 31,
	2008	2007
	(in thousands)
Deferred tax assets:
Deferred revenue	$-	$376
Federal R&E tax credits	336	352
Stock-based compensation	256	201
Fixed assets	431	397
Net operating loss carryforwards	1,479	—
Inventory impairment	-	144

Total deferred tax assets	2,502	1,470
Less valuation allowance for deferred tax assets	(2,502)	(1,205)

Net deferred tax assets	-	265
Deferred tax liabilities:
Costs of uncompleted contracts	-	(265)

Total deferred tax liabilities	-	(265)
Net deferred taxes	$—	$—

The Company’s ultimate realization of deferred tax assets depends upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company has continued to provide a valuation allowance against its net deferred tax assets as of March 31, 2008.

The valuation allowance for deferred tax assets increased by $1.3 million for the fiscal year ended March 31, 2008 and increased by $770,000 for fiscal year ended March 31, 2007.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes . This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on April 1, 2007. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial statements. The Company has not identified any unrecognized tax benefits as of March 31, 2008. Any interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments will be recorded as components of income tax expense.

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

As of March 31, 2008, the Company had net operating loss (“NOL”) carryforwards of approximately $4.9 million and $4.6 million for federal and state tax purposes, respectively. If not utilized, the federal carryforwards will begin to expire in the fiscal year ending March 31, 2027. The Company’s utilization of these NOL carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in the Company’s ownership structure. These annual limitations may result in the expiration of NOL carryforwards prior to utilization.

 The Company has approximately $475,000 of Federal R&E tax credits as of March 31, 2008, which, if not utilized, will begin to expire in the fiscal year ending March 31, 2023.

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

As of March 31, 2008, the Company is authorized to issue 5,000,000 and 100,000,000 shares of preferred and common stock, respectively, each with a par value of $0.001.

In February 2008, the Company issued 2,893,519 shares of its common stock pursuant to a Securities Purchase Agreement, by and among the Company and certain institutional investors, and a wholly owned subsidiary of Suntech Power Holdings Co., Ltd. The wholly owned subsidiary of Suntech Power Holdings Co., Ltd acquired 2,314,815 of the Company’s common stock. The Company received aggregate gross proceeds of approximately $25 million from the sale of the common stock which it will use to fund the construction of its polysilicon plant.

The Company has reserved the shares of common stock for future issuance at March 31, 2008 and 2007 as follows:

	2008	2007
Stock options and awards outstanding	564,791	668,381
Stock options and awards available for future grants	970,737	1,043,996

	1,535,528	1,712,377

(c)	Stock Options and Awards

As of April 1, 2007, the Company had authorized 1,866,666 shares of common stock for issuance under the Company’s 2002 Stock Plan, 2005 Equity Incentive Plan, 2005 Non-Employee Directors Stock Option Plan and Calendar Year 2005 Executive Incentive Compensation Plan. As of July 10, 2007, the Company authorized an additional 211,822 shares of common stock for issuance under the 2005 Non-Employee Directors Stock Option Plan and Calendar Year 2005 Executive Incentive Compensation Plan, increasing the total authorized shares of common stock for issuance to 2,078,488. Stock options issued generally vest at the rate of 1/5th on the first anniversary of the vesting commencement date and an additional 1/60th of the shares each month thereafter. The options also typically have a ten-year contractual term. Stock awards issued are generally fully-vested stock awards.

The following table summarizes stock option and award activity for fiscal years ended March 31, 2006 through 2008:

		Options Outstanding
	Options and Awards Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances as of March 31, 2005	505,015	659,984	$0.72
Authorized (1)	733,332	—
Granted	(36,483)	36,483	$6.89
Exercised	—	(99,337)	$0.57
Cancelled	54,266	(54,266)	$2.06
Stock awards granted	(15,341)	—

Balances as of March 31, 2006	1,240,789	542,864	$1.02
Authorized	—	—
Granted	(275,432)	275,432	$2.82
Exercised	—	(52,167)	$0.26
Cancelled	97,748	(97,748)	$1.80
Stock awards granted	(19,109)	—

Balances as of March 31, 2007	1,043,996	668,681	$1.71
Authorized	211,822	—
Granted	(19,998)	19,998	$10.39
Exercised	—	(112,165)	$0.82
Cancelled	11,723	(11,723)	$1.24
Restricted stock awards granted	(210,100)	—	2.20
Stock awards granted	(66,706)	—

Balances as of March 31, 2008	970,737	564,791	$2.20

(1) Includes 666,666 shares under the 2005 Equity Incentive Plan and 66,666 under the 2005 Non-Employee Directors' Stock Option Plan

The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2008, 2007 and 2006 was $10.39, $2.40 and $10.46, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2008, 2007 and 2006 was $892,000, $153,000 and $186,000, respectively. As of March 31, 2008, there was $956,000 of total unrecognized compensation cost related to nonvested stock-based compensation under the 2002 Stock Plan and 2005 Equity Incentive Plan combined; that cost is expected to be recognized over the respective vesting period.

To date, cancelled shares are a result of forfeitures rather than the expiration of options.

The following table summarizes options outstanding and exercisable as of March 31, 2008:

Options Outstanding and Exercisable

(dollars in thousands except for per share data)

Price Range	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.075-0.075	94,690
$0.15-0.375	105,055
$0.525-0.525	35,633
$2.60-2.60	199,168
$2.75-4.50	96,063
$5.68-5.68	1,000
$6.00-6.00	12,334
$6.11-6.11	500
$9.81-9.81	350
$10.39-10.39	19,998
	564,791	7.26	$2.20	$3,388

The following table summarizes options vested and exercisable as of March 31, 2008:

Options Vested and Exercisable

(dollars in thousands except for per share data)

Price Range	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.075-0.075	84,277
$0.15-0.375	73,941
$0.525-0.525	11,632
$2.60-2.60	834
$2.75-4.50	62,461
$5.68-5.68	216
$6.00-6.00	5,666
$6.11-6.11	191
$9.81-9.81	163
$10.39-10.39	0

	239,381	6.22	$1.40	$1,609

The following table summarizes the number of nonvested shares as of March 31, 2008 and 2007 and changes during the fiscal years ended March 31, 2008 and 2007:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2006	369,750	$6.10
Outstanding	369,750	$6.10
Granted	275,432	$2.40
Vested	(123,869)	$5.72
Cancelled	(97,748)	$4.46

Nonvested at March 31, 2007	423,565	$3.25
Outstanding	423,565	$3.25
Granted	230,098	$5.20
Vested	(206,730)	$5.14
Cancelled	(11,723)	$1.24

Nonvested at March 31, 2008	435,210	$4.16

Stock-based awards were measured at the fair value of the equity instruments issued using the Black-Scholes option pricing model. The fair value of stock options granted is charged to expense over the requisite period. The fair value of options vested was $626,000, $708,000 and $755,000 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.

Cash received from option exercises for the years ended March 31, 2008, 2007 and 2006 was $92,000, $14,000 and $57,000, respectively. There were no tax benefits realized for the tax deductions from the exercise of stock options and issuance of stock awards for the fiscal years ended March 31, 2008, 2007 and 2006.

(d)	Stock-based Compensation

Common Stock. The Company entered into a restricted stock agreement with each of its three officers in June 2002, which placed a repurchase right on each officer’s common stock holdings, an aggregate of 6,666,666 shares of common stock that lapsed over time. The Company was entitled to repurchase the common stock held by these three officers at the original issue price upon the termination of each officer’s employment with the Company. The Company’s repurchase right lapsed as to 1/4th of the shares on June 21, 2002 and 1/48th of the shares per month thereafter through June 20, 2005. As of the fiscal year ended March 31, 2008, two of these three officers remained with the Company and none of these shares held by them remained subject to repurchase.

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

For financial accounting purposes, the imposition of repurchase restrictions on the officers’ common stock pursuant to the restricted stock agreements was treated as a contribution of capital and the reissuance of shares of restricted common stock. The Company determined the fair value of the restricted shares on the date of reissuance to be $0.75 per share based upon the contemporaneous sale of the Company’s Series A preferred stock. This fair value is recorded as stock-based compensation expense as the Company’s repurchase rights lapse. The Company recorded stock-based compensation expense related to common stock subject to repurchase of $0, $0 and $272,000 during the fiscal years ended March 31, 2008, 2007 and 2006, respectively. The repurchase right lapsed in fiscal 2006.

Stock Options The Company granted options to purchase 19,998 shares, 275,432 shares and 36,483 shares of common stock during the fiscal years ended March 31, 2008, 2007 and 2006, respectively, under the Company’s 2002 Stock Plan and 2005 Equity Incentive Plan. The Company recorded stock-based compensation expense of $578,000, $1.2 million and $1.1 million during the fiscal years ended March 31, 2008, 2007 and 2006, respectively. The stock-based compensation expense excludes $13,000 and $30,000 which was capitalized to cost of uncompleted contracts and construction in progress, respectively, during fiscal year ended March 31, 2008. The stock-based compensation expense excludes $39,000 and $127,000 which was capitalized to cost of uncompleted contracts and construction in progress, respectively, during fiscal year ended March 31, 2007. During fiscal year ended March 31, 2006, $69,000 was capitalized to cost of uncompleted contracts.

The fair value of the stock options granted is calculated using the Black-Scholes option pricing model as allowed by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). The assumptions used to estimate fair value included:

	Fiscal Years Ended March 31,
	2008	2007	2006
Risk-free interest rate	4.20%	4.74% - 5.10%	3.83% - 4.55%

Dividend yield	None	None	None

Expected volatility	100%	100%	100%

Expected life (in years)	6.5	6.5 - 7.5	7.5

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

Stock-based compensation expense is recognized on a straight-line basis as the stock options vest. The expected forfeiture rate was 30% and 35% for fiscal 2008 and 2007, respectively. The expected forfeiture rates are applied to reduce stock-based compensation expense, based on the Company’s historical experience. In fiscal 2008, the Company recognized a credit of approximately $76,000 related to stock option expense for the difference in actual forfeitures and the expected forfeiture rate used.

Stock Awards.

During the fiscal year ended March 31, 2008, the Company granted 210,100 restricted shares of common stock, which includes 200,000 shares of restricted stock awarded to the Chief Executive Officer under the Fiscal Year 2008 Executive Incentive Compensation Plan. The Company recorded stock-based compensation expense of $447,000 related to the restricted stock awards granted during fiscal year ended March 31, 2008. During the fiscal year ended March 31, 2007 and 2006, no restricted stock awards were granted.

During fiscal years ended March 31, 2008 and 2007, the Company granted 66,706 and 19,109 fully-vested common stock awards, respectively. The fully-vested stock awards were granted to executive officers in fiscal year 2008, in accordance with the 2007 Executive Incentive Compensation Plan. Although the fully-vested stock awards related to the 2007 Executive Incentive Compensation Plan were granted in fiscal 2008, the Company accrued the expense in fiscal 2007. In fiscal 2007, the Company recorded stock-based compensation for all fully-vested stock awards of $840,000, which excludes $122,000 which was capitalized to construction in progress. There was no stock-based compensation recorded in fiscal 2008 related to fully-vested stock awards.

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

	2008	2007	2006
For the fiscal year
Revenue:
Hoku Fuel Cells	$1,337	$5,368	$5,505
Hoku Solar	1,892	—	—
Hoku Materials	—	—	—

Total consolidated revenue:	$3,229	$5,368	$5,505

The reconciliation of segment operating results to the Company’s consolidated totals was as follows for the following fiscal years ended March 31:

	2008	2007	2006
Income (loss) from operations:
Hoku Fuel Cells	$245	$(1,651)	$482
Hoku Solar	(2,060)	(1,256)	—
Hoku Materials	(3,561)	(1,159)	—

Total consolidated income (loss) from operations:	$(5,376)	$(4,066)	$482

The reconciliation of segment operating results to the Company’s consolidated totals was as follows:

	Fiscal Years Ended March 31,
	2008	2007	2006
Consolidated income (loss) from operations	$(5,376)	$(4,066)	$482
Interest and other income	1,083	1,039	594

Income (loss) before income taxes	(4,293)	(3,027)	1,076
Income tax expense (benefit)	—	(275)	(268)

Net income (loss)	$(4,293)	$(2,752)	$1,344

The Company allocates its assets to its business units based on the primary business units benefiting from the assets. Unallocated assets are composed primarily of cash and cash equivalents and short-term investments. Capital additions for the Hoku Materials business unit relate to construction in progress, as such, no depreciation and amortization pertains to the Hoku Materials business unit.

	2008	2007
For the fiscal year
Identifiable assets:
Hoku Fuel Cells	$140	$1,250
Hoku Solar	2,037	3,150
Hoku Materials	29,522	2,763
Unallocated assets	36,410	23,462

	$68,109	$30,625

Capital additions:
Hoku Fuel Cells	$—	$180
Hoku Solar	50	—
Hoku Materials	27,989	544

	$28,039	$724

Depreciation and amortization:
Hoku Fuel Cells	$9	$221
Hoku Solar	125	—
Hoku Materials	9	—

	$143	$221

(9)	Unaudited Quarterly Financial Data

	Quarters Ended
	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
	(amounts in thousands, except per share data)
Service and license revenue	$621	$1,271	$239	$1,098
Gross profit	67	466	44	340
Net loss	(2,098)	(538)	(1,004)	(653)
Basic net loss per share	(0.13)	(0.03)	(0.06)	(0.04)
Diluted net loss per share	(0.13)	(0.03)	(0.06)	(0.04)

	March 31, 2007	December 31, 2006	September 30, 2006	June 30, 2006
Service and license revenue	$1,136	$1,136	$1,943	$1,153
Gross profit	217	158	946	874
Net income (loss)	(2,117)	(1,251)	303	313
Basic net income (loss) per share	(0.13)	(0.08)	0.02	0.02
Diluted net income (loss) per share	(0.13)	(0.08)	0.02	0.02

Quarterly and year-to-date computations of per share amounts are made independently, therefore they may differ when comparing annual per share amounts to aggregated quarterly per share amounts.

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation.	S-1/A#4	333-124423	3.1	7/13/05

3.2	Amended and Restated Bylaws	8-K	000-51458	3.2	10/23/07

4.1	Reference is made to Exhibits 3.1 and 3.2.

10.1	Amended and Restated Rights Agreement dated December 31, 2003.	S-1	333-124423	10.1	4/28/05

10.6+	Form of Addendum to Stock Option Agreement under the 2002 Stock Plan, as amended, by and between Scott Paul and Hoku Scientific, Inc.	S-1	333-124423	10.6	4/28/05

10.7+	Form of Addendum to Stock Option Agreement under the 2002 Stock Plan, as amended, by and between each of the non-employee directors and Hoku Scientific, Inc.	S-1	333-124423	10.7	4/28/05

10.8	Form of Indemnity Agreement entered into between Hoku Scientific, Inc. and each of its directors and officers.	S-1	333-124423	10.8	4/28/05

10.9+	2002 Stock Plan, as amended.	S-1	333-124423	10.9	4/28/05

10.10+	Form of Stock Option Agreement under the 2002 Stock Plan, as amended.	S-1	333-124423	10.10	4/28/05

10.11+	2005 Equity Incentive Plan.	8-K	000-51458	10.11	9/13/06

10.12+	Form of Stock Option Agreement under the 2005 Equity Incentive Plan.	8-K	000-51458	10.12	9/13/06

10.13+	2005 Non-Employee Directors’ Stock Option Plan.	S-1/A#4	333-124423	10.13	7/13/05

10.14+	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan.	S-1/A#4	333-124423	10.14	7/13/05

10.15	2153 King Street Lease, dated January 1, 2003, by and between Dreal Hawaii, LLC and Hoku Scientific, Inc.	S-1	333-124423	10.15	4/28/05

10.16	Letter Agreement for Modification of the 2153 King Street Lease, dated April 9, 2003, by and between Dreal Hawaii, LLC and Hoku Scientific, Inc.	S-1	333-124423	10.16	4/28/05

10.17†	MEA Engineering Agreement, dated September 1, 2004, by and between Nissan Motor Co., Ltd. and Hoku Scientific, Inc.	S-1/A#7	333-124423	10.17	8/3/05

10.18†	Membrane & MEA Purchase Agreement, dated September 1, 2004, by and between Nissan Motor Co., Ltd. and Hoku Scientific, Inc.	S-1/A#7	333-124423	10.18	8/3/05

10.19†	Collaboration Agreement, dated March 22, 2005, by and between Nissan Motor Co., Ltd. and Hoku Scientific, Inc.	S-1/A#7	333-124423	10.19	8/3/05

10.20	Solicitation, Offer and Award, dated March 7, 2005, by and between the U.S. Navy, Naval Air Warfare Center Weapons Division and Hoku Scientific, Inc.	S-1/A#5	333-124423	10.20	7/26/05

10.21†	Agreement (Subcontract No. USN-001), dated April 7, 2005, by and between IdaTech, LLC and Hoku Scientific, Inc.	S-1	333-124423	10.21	4/28/05

10.22†	Agreement, dated March 17, 2003, by and between Sanyo Electric Co., Ltd. and Hoku Scientific, Inc.	S-1/A#7	333-124423	10.22	8/3/05

10.23†	Amendment to the Agreement dated March 17, 2003 by and between Sanyo Electric Co., Ltd. and Registrant dated September 30, 2004.	S-1/A#7	333-124423	10.23	8/3/05

10.24†	Membrane Testing Agreement, dated March 19, 2004, by and between Nissan Motor Co., Ltd. and Hoku Scientific, Inc.	S-1/A#6	333-124423	10.24	8/3/05

10.25†	Amendment No. 1 to Membrane Testing Agreement, dated May 17, 2004, by and between Nissan Motor Co., Ltd. and Hoku Scientific, Inc.	S-1/A#6	333-124423	10.25	6/23/05

10.27	Amendment of Solicitation/Modification of Contract, dated September 30, 2005, by and between the U.S. Navy, Naval Air Warfare Center Weapons Division and Hoku Scientific, Inc.	8-K	000-51458	10.30	10/5/05

10.28†	Step 3 Collaboration Agreement, dated February 13, 2006, by and between Nissan Motor Company, Ltd., and Hoku Scientific, Inc.	10-Q	000-51458	10.31	2/14/06

10.29†	Material Transfer & Collaborative Testing Agreement, dated December 5, 2005, by and between Sanyo Electric Company, Ltd., and Hoku Scientific, Inc.	10-Q	000-51458	10.32	2/14/06

10.31	Amendment of Solicitation/Modification of Contract, dated March 2, 2006, by and between the U.S. Navy, Naval Air Warfare Center Weapons Division and Hoku Scientific, Inc.	10-K	000-51458	10.31	6/29/06

10.31	Amendment of Solicitation/Modification of Contract, dated March 2, 2006, by and between the U.S. Navy, Naval Air Warfare Center Weapons Division and Hoku Scientific, Inc.	10-K	000-51458	10.31	6/29/06

10.32	Amendment No. 1 to Agreement (Subcontract No. USN-001.01), dated March 7, 2006, by and between IdaTech, LLC and Hoku Scientific, Inc.	10-K	000-51458	10.32	6/29/06

10.33	Fiscal Year 2007 Executive Incentive Compensation Plan	8-K	000-51458	10.33	7/20/06

10.34	Consulting Agreement, dated August 20, 2006, by and between Paul Yonamine and Hoku Scientific, Inc.	10-Q	000-51458	10.34	11/6/06

10.35†	Swiss Wafer AG Agreement, dated October 14, 2006.	10-Q	000-51458	10.35	2/14/07

10.36†	Purchase Agreement, dated October 23, 2006, by and between E-Ton Solar Tech Co., Ltd and Hoku Scientific, Inc.	10-Q	000-51458	10.36	2/14/07

10.37†	Purchase and Sale Agreement, dated October 13, 2006, by and between Spire Corporation and Hoku Scientific, Inc.	10-Q	000-51458	10.37	2/14/07

10.38	Ground Lease, dated March 22, 2007, by and between Hoku Materials, Inc. and The City of Pocatello.	8-K	000-51458	10.38	3/28/07

10.39	Credit Agreement, dated March 23, 2007, by and between Hoku Materials, Inc. and Bank of Hawaii.	8-K	000-51458	10.39	3/29/07

10.40†	Pledge and Security Agreement, dated March 23, 2007, by and between Hoku Materials, Inc. and Bank of Hawaii.	8-K	000-51458	10.40	3/29/07

10.41	Amendment No. 1 to Purchase and Sale Agreement, dated October 13, 2006, by and Spire Corporation and Hoku Scientific, Inc.	8-K	000-51458	10.41	6/20/07

10.42†	Supply Agreement , dated January 17, 2007, by and between Sanyo Electric Company, Ltd. and Hoku Scientific, Inc.	10-K	000-51458	10.42	6/29/07

10.43†	Contract dated January 21, 2007 by and between GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. and Hoku Scientific, Inc.	10-K	000-51458	10.43	6/29/07

10.44	Amendment No. 1 of Supply Agreement, dated May 26, 2007, by and between Sanyo Electric Company, Ltd. and Hoku Scientific, Inc.	10-K	000-51458	10.44	6/29/07

10.45	Amendment No. 1 to Contract, dated May 29, 2007, by and between Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. and Hoku Scientific, Inc.	10-K	000-51458 000-51458	10.45	6/29/07

10.46†	Supply Agreement, dated June 18, 2007, by and between and Global Expertise Wafer Division Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.46	08/06/07

10.47†	Agreement for Engineering of Hoku Electric Substation and Associated Facilities, dated June 14, 2007, by and between Idaho Power Co. and Hoku Materials, Inc.	10-Q	000-51458	10.47	08/06/07

10.48†	Supply Agreement, dated June 13, 2007, by and between Wuxi Suntech Power Co., Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.48	08/06/07

10.49	Loan Modification Agreement, dated August 6, 2007, by and between Bank of Hawaii and Hoku Materials, Inc.	10-Q	000-51458	10.49	08/06/07

10.50	Amendment No. 1 of Supply Agreement, dated August 30, 2007, by and between Wuxi Suntech Power Co., Ltd. and Hoku Materials, Inc.	8-K	000-51458	10.50	08/31/07

10.51	Amendment No. 2 of Supply Agreement, dated October 12, 2007, by and between Sanyo Electric Company, Ltd. and Hoku Materials, Inc.	8-K	000-51458	10.51	10/16/07

10.52†	Cost Plus Incentive Construction Contract, dated August 8, 2007, by and between JH Kelly LLC and Hoku Materials, Inc.	10-Q	000-51458	10.52	11/13/07

10.53†	Engineering, Procurement and Construction Management Agreement, dated August 7, 2007, by and between Stone & Webster, Inc. and Hoku Materials, Inc.	10-Q	000-51458	10.53	11/13/07

10.54†	Purchase and Sale Agreement, dated August 30, 2007, by and between Solar Energy Partners Pte Ltd.and Hoku Scientific, Inc.	10-Q	000-51458	10.54	11/13/07

10.55†	Engineering Services and Technology Transfer Agreement, dated October 6, 2007, by and between Dynamic Engineering Inc. and Hoku Materials, Inc.	10-Q	000-51458	10.55	11/13/07

10.56†	Amendment and Restatement of Contract, dated October 15, 2007, by and between Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.56	11/13/07

10.57	Amendment No. 3 to Supply Agreement, dated December 28, 2007, by and between Sanyo Electric Co., Ltd., and Hoku Materials, Inc.	8-K	000-51458	10.57	01/02/08

10.58†	Supply Agreement, dated November 19, 2007, by and between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.	10-Q	000-51458	10.58	02/01/08

10.59†	Agreement for Construction of Hoku Electric Substation and Associated Facilities, dated December 28, 2007, by and between Idaho Power Company and Hoku Materials, Inc.	10-Q	000-51458	10.59	02/01/08

10.60†	First Amended & Restated Supply Agreement, dated January 7, 2008, by and between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.	10-Q	000-51458	10.60	02/01/08

10.61†	First Amended & Restated Supply Agreement, dated January 30, 2008, by and between Sanyo Electric Co., Ltd., and Hoku Materials, Inc.	10-Q	000-51458	10.61	02/01/08

10.62	Amendment No. 2 to Supply Agreement, dated February 21, 2008, by and between Hoku Materials, Inc., and Wuxi Suntech Power Co., Ltd.	8-K	000-51458	10.62	02/25/08

10.63	Securities Purchase Agreement, dated February 21, 2008, by and between Hoku Scientific, Inc., and the Purchasers named therein.	8-K	000-51458	10.63	02/25/08

10.64	PowerPoint Presentation dated January 2008.	8-K	000-51458	10.64	02/25/08

10.65	Registration Rights Agreement, dated February 29, 2008, by and among Hoku Scientific, Inc., and the Purchasers named therein.	8-K	000-51458	10.65	02/29/08

10.66	Amendment No. 1 to Supply Agreement, dated March 4, 2008, by and between Hoku Materials, Inc., and Global Expertise Wafer Division Ltd.	8-K	000-51458	10.66	03/05/08

10.67	Amendment No. 1 to Engineering Services & Technology Transfer Agreement, dated April 4, 2008, by and between Hoku Materials, Inc and Dynamic Engineering Inc.	8-K	000-51458	10.67	04/09/08

10.68†	Equipment Purchase & Sale Agreement, dated March 4, 2008, by and between Hoku Materials, Inc. and Saft Power Systems USA Inc.					*

10.69†	Change Order Number 2 to Engineering, Procurement & Construction Management Agreement, dated April 8, 2008, by and between Hoku Materials, Inc. and Stone & Webster, Inc.					*

10.70†	Change Order Number 2 to Cost Plus Incentive Construction Contract, dated April 7, 2008, by and between Hoku Materials, Inc. and JH Kelly LLC.					*

10.71†	Equipment Purchase & Sale Agreement, dated April 8, 2008, by and between Hoku Materials, Inc and PVA Tepla Danmark.					*

10.72†	First Amended & Restated Supply Agreement, dated as of May 12, 2008, by and between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd.					*

10.73†	Second Amended and Restated Supply Agreement, dated as of May 13, 2008, by and between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited.					*

16.1	Letter regarding Change in Certifying Accountant pursuant to Item 304(a)(3) of Regulation S-K.	8-K	000-51458	16.1	12/28/05

23.1	Consent of independent registered public accounting firm.					*

24.1	Power of Attorney (included in signature page).					*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					*

31.2	Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.					*

32.1#	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.	*

32.2#	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.	*

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