Form 10-Q
period 2008-06-30
HOKU SCIENTIFIC INC
filed 2008-07-31
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer (Do not check if a smaller reporting company)
☐ Smaller reporting company

Common Stock, par value $0.001 per share, outstanding as of June 30, 2008: 20,390,931

HOKU SCIENTIFIC, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOKU SCIENTIFIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2008 (unaudited)	March 31, 2008
Assets
Cash and cash equivalents	$5,255	$27,768
Short-term investments	2,993	1,992
Inventory	1,669	803
Accounts receivable	944	113
Costs of uncompleted contracts	42	54
Property and equipment held for sale	4,918	29
Other current assets	2,595	3,787

Total current assets	18,416	34,546
Property, plant and equipment, net	57,734	33,563

Total assets	$76,150	$68,109

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$8,705	$3,258
Deferred revenue	24	36
Deposits	4,000	4,000
Other current liabilities	751	1,820

Total current liabilities	13,480	9,114
Deposits	13,000	13,000

Total liabilities	26,480	22,114
Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares ; no shares issued and outstanding as of June 30, 2008 and March 31, 2008.	—	—
Common stock, $0.001par value. Authorized 100,000,000 shares; issued and outstanding 20,390,931 and 19,786,420 shares as of June 30, 2008 and March 31, 2008, respectively.	20	20

Additional paid-in capital	61,679	58,182
Accumulated deficit	(12,029)	(12,207)
Accumulated other comprehensive loss	—	—

Total stockholders’ equity	49,670	45,995

Total liabilities and stockholders’ equity	$76,150	$68,109

See accompanying notes to consolidated financial statements.

HOKU SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	June 30,
	2008	2007
Service and license revenue	$2,208	$1,098
Cost of service and license revenue (1)	1,524	758
Gross margin	684	340
Operating expenses:
Selling, general and administrative (1)	1,244	1,168
Research and development (1)	—	43
Total operating expenses	1,244	1,211
Loss from operations	(560)	(871)
Interest and other income	738	218
Net income (loss)	$178	$(653)

Basic net income (loss) per share	$0.01	$(0.04)

Diluted net income (loss) per share	$0.01	$(0.04)

Shares used in computing basic net income (loss) per share	19,711,917	16,541,166

Shares used in computing diluted net income (loss) per share	20,055,606	16,541,166

(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$4	$30
Selling, general and administrative	464	247
Research and development	—	36
Total	$468	$313

See accompanying notes to consolidated financial statements.

HOKU SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$178	$(653)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36	63
Impairment of equipment held for sale	3	79
Disposal of property, plant and equipment held for sale	—	70
Changes in operating assets and liabilities:
Accounts receivable	(831)	(134)
Costs of uncompleted contracts	12	666
Inventory	(866)	—
Property and equipment held for sale	26	(1,867)
Other current assets	558	203
Other assets	—	(3,522)
Accounts payable and accrued expenses	5,477	(238)
Deferred revenue	(12)	(812)
Other current liabilities	(1,069)	(748)
Stock-based compensation	468	588
Net cash provided by (used in) operating activities	3,980	(6,305)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	5,081	11,592
(Increase) decrease in restricted cash	634	(5,316)
Purchases of short-term investments	(6,082)	(4,000)
Acquisition of property and equipment	(29,114)	(1,002)
Net cash provided by (used in) investing activities	(29,481)	1,274

Cash flows from financing activities:
Proceeds from note payable	—	5,050
Proceeds related to shelf registration stock sales	3,265	—
Costs related to shelf registration stock sales	(282)	—
Exercise of common stock options	5	24
Deposits	—	4,000
Net cash provided by financing activities	2,988	9,074
Net increase (decrease) in cash and cash equivalents	(22,513)	4,043
Cash and cash equivalents at beginning of period	27,768	2,567
Cash and cash equivalents at end of period	$5,255	$6,610
Supplemental disclosure of non-cash investing activities:
Acquisition of property and equipment	$8,464	$127

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

(b) Basis of Presentation

The Company has incurred operating losses in recent years as the Company has redirected its efforts to focus on the development of its polysilicon and solar businesses. The Company's current operating plan anticipates raising cash over the next year through a combination of equity financing and polysilicon customer prepayments to enable the continued construction of the planned polysilicon production facility in Pocatello, Idaho. As there have been delays in securing financing, the Company has failed to meet the contractual financing milestone included in the separate supply agreements with two of its customers. A termination of any of the Company's supply agreements could require the Company to refund prepayments already received to-date. Should there be continued delays in securing adequate financing, the Company may need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to the Company's liquidity requirements, and the Company may not meet the financing milestones under other customer contracts which would give rise to termination rights under those contracts. The Company believes that its current levels of working capital and cash flow expected to be generated through the Hoku Solar business and proceeds pursuant to its Equity Distribution Agreement are sufficient to fund operating activities for at least the next twelve months. The Equity Distribution Agreement provides that the Company may offer and sell shares of its common stock, par value $0.0001 per share, having an aggregate offering price of up to $54.0 million from time to time through UBS Securities LLC, or UBS, as sales agent. As of June 30, 2008, the Company sold 527,815 shares of its common stock for gross proceeds of approximately $3.3 million or net proceeds of approximately $3.0 million under the Equity Distribution Agreement. In connection with sales made pursuant to the Equity Distribution Agreement, the Company incurred sales commissions of approximately $131,000 that have been paid to UBS and other fees of $151,000 related to the filing of the related registration statement. Although the Company cannot assure the reader that such additional sources of financing will be available at acceptable terms, the implementation of a cost reduction program will help to mitigate this risk. An inability by the Company to reduce costs or expenditures or to raise sufficient capital to fund its operations would have a material adverse affect on the Company and could impact its ability to continue as a going concern.

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP, for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and accompanying notes required by GAAP for complete financial statements. In the opinion of management, the consolidated financial statements reflect normal recurring adjustments necessary for a fair presentation of the results for the interim periods.

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10K for the year ended March 31, 2008. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of Hoku Scientific, Inc. and all wholly-owned subsidiaries, after elimination of significant intercompany amounts and transactions.

(d) Segment Information

The Company has three operating segments in two industries: Fuel Cell and Solar. The Fuel Cell industry is comprised of the fuel cell segment. The Solar industry is comprised of the PV system installation and the polysilicon production segments. The Company reports segment information in the same way that the chief operating decision maker assesses segment performance. Additional information regarding these segments is found in Note 10.

(e) Use of Estimates

The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable, the carrying amounts of property, plant and equipment and inventory, income taxes and the valuation of deferred tax assets and stock compensation. These estimates are based on historical facts and various other assumptions that the Company believes are reasonable.

(f) Revenue Recognition

Revenue from polysilicon and PV system installations is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition , when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectability of the arrangement fee is reasonably assured. PV system installation contracts may have several different phases with corresponding progress billings, however, revenue is recognized when the installation is complete and accepted by the customer

The Company has also provided testing and engineering services to customers pursuant to milestone-based contracts that are not multi-element arrangements. These contracts sometimes provided for periodic invoicing as it completed a milestone. Customer acceptance is usually required prior to invoicing. The Company recognized revenue for these arrangements under the completed contract method in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the completed-contract method, the Company deferred the contract fulfillment costs and any advance payments received from the customer and recognized the costs and revenue in its statement of operations once the contract was complete and the final customer acceptance, if required, had been obtained.

The Company charges the appropriate Hawaii general excise tax to its customers. The taxes collected from sales are excluded from revenues and recorded as a payable.

(g) Cost of Uncompleted Contracts

Cost of uncompleted contracts represents services performed and/or materials used towards completing a customer contract. Based on the Company’s revenue recognition policy, these services and/or materials cannot be recognized as contract costs, and are deferred until the related revenue can be recognized. As of June 30, 2008, cost of uncompleted contracts was $42,000 related to PV system installation contracts. As of March 31, 2008, cost of uncompleted contracts was $54,000 related to fuel cell contracts.

(h) Concentration of Credit Risk

Significant customers represent those customers that account for more than 10% of the Company’s total revenue or accounts receivable. Revenue and revenue as a percentage of total revenue and accounts receivable and accounts receivable as a percentage of total accounts receivable for significant customers were as follows:

	Revenue (in thousands)
	Three months ended June 30,
	2008		2007
Customer	$	%	$	%
Paradise Beverages	2,162	98	-	-
U.S. Navy – Naval Air Warfare Center Weapons Division	-	-	1,098	100

	Accounts Receivable (in thousands)
	June 30, 2008		March 31, 2008
Customer	$	%	$	%
Hardware Hawaii	$-	-%	$38	33%
D.R. Horton – Kahiwelo	-	-	26	23
General Growth Properties	-	-	18	16
Residential Installations	-	-	24	21
Paradise Beverages	905	96	-	-

 (i) Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). In accordance with SFAS 123(R), the fair value of stock options and/or restricted stock awards granted to the Company’s employees and non-employees is determined using the Black-Scholes pricing model. The Black-Scholes pricing model requires the input of several subjective assumptions including the expected life of the option/restricted stock award and the expected volatility of the option/restricted stock award at the time the option/restricted stock award is granted. The fair value of the Company’s options/restricted stock awards, as determined by the Black-Scholes pricing model, is expensed over the requisite service period, which is generally five years for stock options and varies between two and five years for restricted stock.

(j) Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements , or SFAS 157. This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This standard is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company adopted SFAS 157 on April 1, 2008, and the adoption of this statement did not have a material impact on its consolidated financial statements. See further discussion in Note 2.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115 , or SFAS 159. This new standard permits companies to voluntarily choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. This standard is effective for fiscal years beginning after November 15, 2007. The Company has presently not chosen to measure any items at fair value that are currently not required to be measured at fair value.

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

(2) Fair Value of Assets and Liabilities

Effective April 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for financial instruments, as required.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods and disclosures to be applied when fair value measurements are required under existing or future accounting pronouncements.

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 – Observable inputs such as quoted prices in active markets;

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumption.

As of June 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis.  These included the Company’s cash equivalents, short-term investments and net derivative assets and liabilities.

The table below presents the Company’s assets measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Fair Value Measurements as of June 30, 2008
	Total	Level 1	Level 2	Level 3
Cash equivalents	$4,824	$4,824	$—	$—
Short-term investments	2,993	—	2,993	—
Net derivative assets and liabilities	501	—	501	—
Total assets measured at fair value	$8,318	$4,824	$3,494	$—

(3) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2008	March 31, 2008
	(in thousands)
Construction in progress	$57,641	$28,515
Production equipment	108	108
Automobile	98	98
Office equipment and furniture	87	87
Building	-	3,830
Land	-	1,366
	57,934	34,004
Less accumulated depreciation and amortization	(200)	(441)

Property, plant and equipment, net	$57,734	$33,563

In assessing the recoverability of its long-lived assets, the Company compared the carrying value to the undiscounted future cash flows the assets are expected to generate. As the total of the undiscounted future cash flows was less than the carrying amount of an asset previously used in the Hoku Fuel Cell business, the Company wrote down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value was determined based on discussions with third-party equipment providers. During the three months ended June 30, 2008, the Company recorded a write-down of its fuel cell production and research equipment of $3,000, which is included in selling, general and administrative expenses for Hoku Fuel Cells.

In May 2007, the Company paid the initial deposit of 15%, or approximately $4.2 million, under the agreement for certain equipment to be utilized in the production of polysilicon. In October 2007, the agreement was amended and restated to require the Company to pay the vendor up to 45% of the purchase price for the equipment in six equal monthly increments from October 2007 through March 2008, and an additional 20% of the purchase price within four weeks after the equipment is shipped from Hamburg, Germany. An additional 10% of the applicable purchase price for the equipment is payable to the vendor via wire transfer within four weeks after a successful test demonstration of the equipment, and the final 10% of the applicable purchase price is payable to the vendor upon the earlier of (a) 30 months after delivery; and (b) expiration of the warranty period, which is 18 months after successful commissioning of the equipment. As of June 30, 2008, the Company made payments of $16.0 million under this contract, approximating 50% of the purchase price. The payments are less than the scheduled payment terms because the Company did not receive the required written reports describing progress that is being made in the manufacturing of the reactors until May 2008.

In July 2008, Hoku Scientific entered into an agreement with Operating Engineers Local Union No. 3 – District 17 – Hawaii, or Operating Engineers, for the purchase and sale of its fee simple interest in its real property and improvements, including its corporate headquarters, in Kapolei, Hawaii, or the Property. The aggregate purchase price that would be paid to Hoku Scientific at the closing of the purchase and sale of the Property is $5.8 million, subject to the satisfaction of certain closing conditions and contingences, including the completion of Operating Engineers due diligence review of the Property to its satisfaction, the successful sale by Operating Engineers of its real property and improvements in Honolulu, Hawaii, and the ability of Operating Engineers to obtain third party mortgage financing for the purchase of the Property. As of June 30, 2008, the Company’s related land and building has been reclassified to property and equipment held for sale.

In July 2008, the Company entered into a supply agreement with Jiangxi Kinko Energy Co., Ltd., or Kinko, for the sale and delivery of polysilicon to Kinko over a ten-year period beginning in November 2009, or the Kinko Supply Agreement. Under the Kinko Supply Agreement, up to approximately $298 million may be payable to the Company during the ten-year period, subject to the acceptance of product deliveries and other conditions. The Kinko Supply Agreement provides for the delivery of predetermined volumes of polysilicon by the Company and purchase of these volumes by Kinko each month and each year at set prices from the date of the first shipment in 2009, for a continuous period of ten years. Pursuant to the Kinko Supply Agreement, and subject to receipt of the cash deposit of $10 million payable to the Company on or before August 20, 2008, the Company has granted to Kinko a security interest in all its tangible and intangible assets related to its polysilicon business, and all equity interests in Hoku Materials, owned by Hoku Scientific, to serve as collateral for its obligations under the Kinko Supply Agreement. This security interest is pari-passu with the security interests granted to Sanyo Electric Company, Ltd., Wuxi Suntech Power Co., Ltd., Global Expertise Wafer Division Ltd. and Solarfun Power Hong Kong Limited.

(4) Other Current Assets

In January 2008, Hoku Materials entered into agreements with Bank of Hawaii to purchase in increments an aggregate amount of up to 8.7 million Euros on various maturity dates beginning in April 2008 and ending in July 2010 at a fixed U.S. dollar amount of $12.8 million. The Company expects to use the purchased Euros to make payments pursuant to the amended GEC and MSA contracts, for the purchase of hydrogen reduction and hydrogenation reactors for the production of polysilicon. The agreements are considered free-standing derivatives as the forward exchange contract with the Bank of Hawaii is used to economically hedge our commitment related to the acquisition of the reactors from GEC and MSA. Changes in fair value of these contracts are recorded through results of operations. During the three months ended June 30, 2008, the Company recorded a $501,000 unrealized gain related to these contracts, which were recorded in Interest and Other Income.

As part of the agreements with Bank of Hawaii, the Company is required to place deposits with Bank of Hawaii for 20% of the notional value of the outstanding transactions, which can fluctuate based on the U.S. Dollar/Euro exchange rate.  The Company earns interest on its deposits, which is recorded as restricted cash.  As of June 30, 2008, Other Current Assets was comprised of the restricted cash balance related to these deposits of $1.9 million, and other receivables and prepaid expenses.  As of March 31, 2008, the restricted cash balance related to these deposits of $2.6 million is included in Other Current Assets.

(5) Stockholders’ Equity

Changes in stockholders’ equity were as follows for the three months ended June 30, 2008 (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
Balance as of March 31, 2008	$20	$58,182	$(12,207)	$—	$45,995	$—
Net income	—		178	—	178	178
Stock-based compensation	—	433	—	—	433	—
Exercise of common stock options	—	5	—	—	5	—
Grants of stock awards	—	45	—	—	45	—
Proceeds related to shelf registration	—	3,265	—	—	3,265	—
Costs related to shelf registration	—	(282)	—	—	(282)	—
Private investment in public equity costs	—	31	—	—	31	—

Balance as of June 30, 2008	$20	$61,679	$(12,029)	$—	$49,670	$178

In June 2008, the Company entered into an Equity Distribution Agreement with UBS. The Equity Distribution Agreement provides that the Company may offer and sell shares of its common stock having an aggregate offering price of up to $54.0 million from time to time through UBS Securities LLC, as sales agent. As of June 30, 2008, the Company sold 527,815 shares of its common stock for gross proceeds of approximately $3.3 million or net proceeds of approximately $3.0 million under the Equity Distribution Agreement. In connection with sales made pursuant to the Equity Distribution Agreement, the Company incurred sales commissions of approximately $131,000 that have been paid to UBS and other fees of $151,000 related to the filing of the related registration statement.

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

Although the Company recognized net income for the three months ended June 30, 2008, the Company did not record an income tax provision in accordance with SFAS 109 and Accounting Principles Board 28, Interim Financial Reporting, due to the expectation and forecast of a net loss for the fiscal year ending March 31, 2009.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company also records a valuation allowance to reduce deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company continues to provide a valuation allowance against its net deferred tax assets as of June 30, 2008.

(7) Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding and not subject to repurchase during the period. Diluted net loss per share is computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding, and the dilutive potential common equivalent shares outstanding during the period. Dilutive potential common equivalent shares consist of dilutive shares of common stock subject to repurchase and dilutive shares of common stock issuable upon the exercise of outstanding options to purchase common stock, computed using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share, including the reconciliation of the denominator used in the computation of basic and diluted net loss per share:

	Three Months Ended June 30,
	2008	2007

Numerator:
Net income (loss)	$178	$(653)
Denominator:
Weighted average shares of common stock (basic)	19,711,917	16,541,166
Effect of Dilutive Securities
Add:
Weighted average stock options	343,689	—

Weighted average shares of common stock (diluted)	20,055,606	16,541,166

Basic net income (loss) per share	$0.01	$(0.04)

Diluted net income (loss) per share	$0.01	$(0.04)

The basic weighted average shares of common stock for the three months ended June 30, 2008 and 2007 excludes unvested restricted shares of common stock.

During the three months ended June 30, 2007, potential dilutive securities included options to purchase 312,308 shares of common stock at prices ranging from $0.075 to $5.68 per share. During the three months ended June 30, 2007, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share, due to the Company’s net loss for the periods.

(8) Stock-based Compensation

Stock Options. The Company granted no options to purchase shares of common stock during the three months ended June 30, 2008 and 2007, respectively, under the Company’s 2005 Equity Incentive Plan. The Company recorded stock-based compensation expense of $303,000 and $173,000 during the three months ended June 30, 2008 and 2007, respectively, which resulted from previously granted awards. The stock-based compensation expense excludes $4,000 and $5,000 for the three months ended June 30, 2008 and 2007, respectively, which were capitalized to cost of uncompleted contracts and $8,000 for the three months ended June 30, 2008 and 2007 which were capitalized to construction in progress.

Stock Awards. The Company granted 6,363 and 66,705 fully-vested shares of common stock during the three months ended June 30, 2008 and 2007, respectively, under the Company’s 2005 Equity Incentive Plan. The Company recorded stock-based compensation expense of $45,000 related to the stock awards granted during the three months ended June 30, 2008. The fully-vested shares granted during the three months ended June 30, 2007 related to the Fiscal 2007 Executive Incentive Compensation Plan and, as such, no expense was recorded during that quarter since the expense was recognized in fiscal 2007.

Restricted Stock Awards. The Company granted 45,000 and 200,000 restricted shares of common stock during the three months ended June 30, 2008 and 2007, respectively, under the Company’s 2005 Equity Incentive Plan. The Company recorded stock-based compensation expense of $120,000 and $109,000 related to the restricted stock awards granted during the three months ended June 30, 2008 and 2007, respectively. The stock-based compensation expense for the three months ended June 30, 2008 excludes $2,000 for the three months ended June 30, 2008, which were capitalized to construction in progress. No amounts were capitalized for the three months ended June 30 2007.

(9) Short-Term Investments

The available-for-sale securities as of June 30, 2008 and March 31, 2008 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

As of June 30, 2008
Commercial paper	$2,993	$—	$—	$2,993

Total short-term investments	$2,993	$—	$—	$2,993

As of March 31, 2008
Commercial paper	$1,992	$—	$—	$1,992

Total short-term investments	$1,992	$—	$—	$1,992

(10) Operating Segments

Operating segments are components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is made up of the Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and the Vice President of Business Development and General Counsel. The chief operating decision-making group manages the profitability, cash flows, and assets of each segment’s various product or service lines and businesses. The Company has three operating business units in two industries: Fuel Cell and Solar. The Fuel Cell industry is comprised of the fuel cell segment. The Solar industry is comprised of the PV module installation business unit (Hoku Solar) and polysilicon production business unit (Hoku Materials). A description of the products for each business unit is described in Note 1, “Summary of Significant Accounting Policies and Practices” above. Prior to fiscal 2007, only the Fuel Cell business unit existed.

	Three Months Ended June 30,
	2008	2007
Revenue:
Hoku Fuel Cells	$—	$1,098
Hoku Solar	2,208	—
Hoku Materials	—	—

Total consolidated revenue	$2,208	$1,098

	Three Months Ended June 30,
	2008	2007
Income (loss) from operations:
Hoku Fuel Cells	$(11)	$238
Hoku Solar	149	(555)
Hoku Materials	(698)	(554)

Total consolidated loss from operations	$(560)	$(871)

The reconciliation of segment operating results to the Company’s consolidated totals was as follows:

	Three Months Ended June 30,
	2008	2007
Consolidated loss from operations	$(560)	$(871)
Interest and other income	738	218

Net income (loss)	$178	$(653)

The Company allocates its assets to its business units based on the primary business units benefiting from the assets.

	June 30, 2008	March 31, 2008
	(amounts in thousands)
Identifiable assets:
Hoku Fuel Cells	$17	$140
Hoku Solar	3,572	2,037
Hoku Materials	60,210	29,522
Unallocated assets	12,351	36,410

	$76,150	$68,109

(10) Subsequent Event

In July 2008, the Company entered into a six month credit facility of up to $3.5 million with Bank of Hawaii. Loans under the credit facility will bear interest, dependent upon its election at the time of the advance, at either: (1) a floating rate per annum equal to the sum of the primary index rate established from time to time by the Bank of Hawaii, or (2) a rate per annum equal to the sum of LIBOR for such LIBOR interest period plus 1.50%. Loans under the credit facility will be secured by its fee simple interest in its real property and improvements, including its corporate headquarters, in Kapolei, Hawaii. In July 2008, the Company received $2.0 million under the facility and plans to use these funds to finance, in part, certain capital expenditures related to our solar businesses.

In July 2008, the Company also entered into an agreement with Operating Engineers Local Union No. 3 – District 17 – Hawaii for the purchase and sale of its fee simple interest in its real property and improvements, including its corporate headquarters, in Kapolei, Hawaii for $5.8 million. The net proceeds from the sale are to be used to repay the credit facility with Bank of Hawaii.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements about:

•
our ability to raise sufficient funds to establish a polysilicon manufacturing facility, including payments for the engineering, procurement and construction management services from Stone & Webster, Inc., construction services from JH Kelly LLC, the purchase and installation of the equipment from GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Saft Power Systems USA, Inc., PVA Tepla Danmark and other vendors, contractors and consultants in general, and to comply with our obligations under our agreements with Sanyo Electric Company, Ltd., Wuxi Suntech Power Co., Ltd., Global Expertise Wafer Division Ltd., Solarfun Power Hong Kong Limited, and Jiangxi Kinko Energy Co., Ltd.;

•	whether or not we or Sanyo Electric Co., Ltd. amend or terminate our polysilicon supply contract based on the financing deadline that expired on May 31, 2008;

•	whether or not we or Global Expertise Wafer Division amend or terminate our polysilicon supply contract based on the financing deadline that expired on May 31, 2008;

•	our cost to engineer, procure and construct our planned polysilicon facility;

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

•
our ability to meet the quality, quantity and timing requirements under our supply agreements with Sanyo Electric Company, Ltd., Wuxi Suntech Power Co., Ltd., Global Expertise Wafer Division Ltd., Solarfun Power Hong Kong Limited, and Jiangxi Kinko Energy Co., Ltd.;

•	the quality of polysilicon to be produced by us;

•	our costs to produce polysilicon, and our ability to offer pricing that is competitive with competing products;

•	our plans for future expansion of our polysilicon production facility;

•	our forecasted revenue from the potential future sale of polysilicon;

•	our ability to secure additional prepayments from the sale of 300-500 metric tons of annual production capacity;

•	our ability to complete PV system installations, including potential future installations with Bank of Hawaii, The James Campbell Company, Hawaiian Electric Company and D.R. Horton-Schuler Division;

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

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail in Part II, Item IA, “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date hereof. We hereby qualify all of our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and with our financial statements and notes thereto for the fiscal year ended March 31, 2008, contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 6, 2008.

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

Hoku Materials

In February 2007, we incorporated Hoku Materials to manufacture polysilicon, a key material used in PV modules, and intend to sell all of our planned output of polysilicon to third party customers.

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

In July 2008, we entered into a supply agreement with Jiangxi Kinko Energy Co., Ltd., or Kinko, for the sale and delivery of polysilicon to Kinko over a ten-year period beginning in November 2009, or the Supply Agreement. Under the Supply Agreement, up to approximately $298 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions. The Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Kinko each month and each year at set prices from the date of the first shipment in 2009, for a continuous period of ten years.

Under the Supply Agreement, Kinko is required to pay us a cash deposit of $10 million on or before August 20, 2008, as a prepayment for future product deliveries, and requires that Kinko pay us an additional $45 million, as a prepayment for future product deliveries, in increments of $20 million and $25 million on or before December 20, 2008, and March 31, 2009, respectively. As security for Kinko’s $45 million prepayment obligation, Kinko is required to deliver to us a $20 million stand-by letter of credit, and a $25 million stand-by letter of credit on or before August 31, 2008, and December 31, 2008, respectively. If Kinko does not provide the $10 million cash deposit on or before August 20, 2008, then we may immediately terminate the agreement. If Kinko does not deliver the $20 million stand-by letter of credit or the $25 million stand-by letter of credit, then we may immediately terminate the agreement and retain the $10 million initial cash deposit as liquidated damages.

Based on our polysilicon supply agreements with Sanyo Electric Company, Ltd., or Sanyo, Wuxi Suntech Power Co., Ltd., or Suntech, Global Expertise Wafer Division Ltd., or GEWD, Solarfun Power Hong Kong Limited, or Solarfun, and Kinko, the aggregate amount of polysilicon that we are required to deliver under the supply agreements is greater than the current planned capacity of our polysilicon facility. We hope to amend our supply agreements with Sanyo and GEWD as a result of our inability to complete our financing by May 31, 2008, and as a result of being oversold, we may also reduce the amount of polysilicon that will be delivered under one or both of Sanyo and GEWD’s respective contracts. We cannot guarantee we will be able to reach agreements with Sanyo or GEWD on the terms of any proposed amendment or that the terms of any amendment will not be substantially different than the current supply agreements with either Sanyo or GEWD.

We have not amended the financing deadlines in our polysilicon agreements with Sanyo and GEWD, which deadlines expired on May 31, 2008, and have not received any assurances from Sanyo or GEWD that they will not terminate their respective agreements, and cannot guarantee that we, Sanyo or GEWD will not elect to terminate the respective agreements.  In addition, if the agreements are neither amended nor terminated, Sanyo or GEWD could choose not to perform under the terms of their existing contracts, including, without limitation, by failing to make advance payments when due upon the completion of the production and demonstration milestones specified in their respective supply agreements. If the Sanyo or GEWD supply agreements are terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $2 million for each of Sanyo and GEWD as of June 30, 2008. In the event of such termination, or in the event either Sanyo or GEWD chooses not to make the advance payments when due under their respective contracts, we would need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Sanyo or GEWD supply agreements or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

We believe we are on track to complete pilot demonstration of the manufacturing of polysilicon in the fourth quarter of calendar year 2008, deliver polysilicon in the first half of calendar year 2009, and run at full 3,500 metric tons per year capacity in the first half of calendar year 2010. We also plan to expand our polysilicon manufacturing facility. We believe we have sufficient space to expand our polysilicon production to up to 8,000 metric tons per year on our existing 67-acre property; however the expansion size will primarily be determined based on new polysilicon sales contracts that we may sign.

During the three months ended June 30, 2008, Hoku Materials incurred an operating loss of $698,000 in expenses, which mainly consists of payroll, travel expenses, and professional fees. In addition, as of June 30, 2008, Hoku Materials has capitalized $37.6 million related to construction costs for the Idaho plant and $20.0 million related to equipment deposits for the Idaho plant.

Hoku Solar

We incorporated Hoku Solar to design, engineer and install PV systems and related services. Due to the change in our business strategy to not manufacture solar modules along with our downsizing of our fuel cell business, we are exploring the sale of our land and facility in Kapolei, Hawaii and the relocation to a leased warehouse and office space on the island of Oahu, Hawaii. In July 2008, we entered into an agreement, with Operating Engineers Local Union No. 3 – District 17 – Hawaii, or Operating Engineers, for the purchase and sale of our fee simple interest in our real property and improvements, including our corporate headquarters, in Kapolei, Hawaii, or the Property. The aggregate purchase price that would be paid to us at the closing of the purchase and sale of the Property is $5.8 million, subject to the satisfaction of certain closing conditions and contingences, including the completion of Operating Engineers due diligence review of the Property to its satisfaction, the successful sale by Operating Engineers of its real property and improvements in Honolulu, Hawaii, and the ability of Operating Engineers to obtain third party mortgage financing for the purchase of the Property.

In July 2008, we entered into a six month credit facility of up to $3.5 million with Bank of Hawaii. Loans under the credit facility will bear interest, dependent upon our election at the time of the advance, at either: (1) a floating rate per annum equal to the sum of the primary index rate established from time to time by the Bank of Hawaii, or (2) a rate per annum equal to the sum of LIBOR for such LIBOR interest period plus 1.50%. Loans under the credit facility are secured by our land and building in Kapolei, Hawaii. The Company plans to use these funds to finance, in part, certain expenses related to our solar businesses. If we are able to sell our land and building, we will use the proceeds to pay-off the line of credit.

During the three months ended June 30, 2008, Hoku Solar incurred an operating profit of $149,000, primarily due to the successful completion of a solar installation for Paradise Beverages offset by operating expenses which mainly consist of payroll expenses, including stock-based compensation, and professional fees.

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

During the three months ended June 30, 2008, Hoku Fuel Cells incurred an operating loss of $11,000.

Financial Operations Review

During the three months ended June 30, 2008, we derived all of our revenue through PV system installation and related services related to Hoku Solar. We expect that all of our revenue will be derived through PV system installations and the sale of electricity until the first half of calendar year 2009, when Hoku Materials is expected to generate revenue through the sale of polysilicon.

Hoku Solar

During the three months ended June 30, 2008, substantially all of our revenue was comprised of commercial PV system installations. Our revenue was primarily from an installation for Paradise Beverages of $2.2 million.

Consolidated Results of Operations

The following analysis of the unaudited consolidated financial condition and results of operations of Hoku Scientific, Inc. and its subsidiaries should be read in conjunction with the consolidated financial statements and the related notes thereto in this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2008 and 2007

Revenue. Revenue was $2.2 million for the three months ended June 30, 2008 compared to $1.1 million for the same period in 2007. Revenue for the three months ended June 30, 2008 was comprised of PV system installations primarily from a contract with Paradise Beverages compared to service and license revenue from contracts with the U.S. Navy for the same period in 2007.

Cost of Service and License Revenue. Cost of service and license revenue was $1.5 million for the three months ended June 30, 2008 compared to $758,000 for the same period in 2007. The cost of service and license revenue for the three months ended June 30, 2008 related to PV system installation primarily from a contract with Paradise Beverages compared to cost of service and license revenue from contracts with the U.S. Navy contracts for the same period in 2007. Cost of service and license revenue primarily consisted of employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.2 million for the three months ended June 30, 2008 compared to $1.2 million for the same period in 2007. The increase of $76,000 was primarily due to an increase in stock based compensation of $217,000. The increase was offset by a reduction in impairments related to fuel cell equipment of $76,000 and a decrease related to the redeployment of personnel and the application of other direct and indirect charges of $76,000.

Research and Development Expenses. There were $0 of research and development expenses for the three months ended June 30, 2008 compared to $43,000 for the same period in 2007 due to a shift in business strategy from fuel cells to solar.

Interest and Other Income. Interest and other income was $738,000 for the three months ended June 30, 2008, compared to $218,000 for the same period in 2007. The increase of $520,000 was primarily due to the unrealized gain related to our foreign currency forward contracts.

Liquidity and Capital Resources

We have incurred cumulative net losses, and as of June 30, 2008, we have an accumulated deficit of $12.0 million. During the three months ended June 30, 2008, Hoku Materials generated $0 of revenue. Our revenue was limited to our PV system installations primarily from a Hoku Solar contract with Paradise Beverages. All of our Hoku Fuel Cell contracts were completed in fiscal 2008, and at this time, we do not believe we will receive any meaningful revenue from Hoku Fuel Cell products and services in the foreseeable future.

We also estimate that the cost to engineer, procure and construct our planned 3,500 metric ton per annum polysilicon production plant will be approximately $390 million, which we expect to be funded through a combination of $295 million in customer product prepayment commitments under our agreements with Sanyo, Suntech, Solarfun GEWD and Kinko, our available cash and debt and/or equity financing. In connection thereto, we expect our related costs to increase significantly, which will result in further losses.
We also believe we will need to make payments of $111 million for engineering, procurement and construction in order to complete pilot production in the fourth quarter of calendar year 2008. As of June 30, 2008, the amount contributed to the project approximates $58 million, and Hoku Materials plans to fund the remaining $53 million through $10 million in customer product prepayment commitments from Kinko, our available cash, proceeds from sales of common stock under the Equity Distribution Agreement with UBS Securities LLC, or UBS, equipment leasing and other debt and equity financing. If the pilot production demonstration is successful, we would thereafter commence one or more subsequent debt or equity offerings to raise an additional $11 million, which together with the release of the remaining customer commitments, is expected to be sufficient to complete the construction of our polysilicon plant.
The Equity Distribution Agreement provides that we may offer and sell shares of our common stock having an aggregate offering price of up to $54 million from time to time through UBS, as sales agent. As of June 30, 2008, we sold 527,815 shares of our common stock for gross proceeds of approximately $3.3 million or net proceeds of approximately $3.0 million under the Equity Distribution Agreement. In connection with sales made pursuant to the Equity Distribution Agreement, we incurred sales commissions of approximately $131,000 that have been paid to UBS and other fees of $151,000 related to the filing of the related registration statement.

We previously amended our polysilicon supply contracts with Suntech and Solarfun, to extend the financing deadline to December 31, 2008, and to reduce the amount of capital that we are required to raise by that deadline to $75 million, including the $25 million previously raised through the private placement of our common stock on February 29, 2008 and the $3.3 million in gross proceeds raised to date under the Equity Distribution Agreement. However, we have not amended the financing deadlines in our polysilicon agreements with Sanyo and GEWD, which deadlines expired on May 31, 2008. In addition, based on our polysilicon supply agreements with Sanyo, Suntech, GEWD, Solarfun and Kinko, the aggregate amount of polysilicon that we are required to deliver under the supply agreements is greater than the current planned capacity of our polysilicon facility. We hope to amend our supply agreements with Sanyo and GEWD as a result of our inability to complete our financing by May 31, 2008, and as a result of being oversold, we may also reduce the amount of polysilicon that will be delivered under one or both of Sanyo and GEWD’s respective contracts. We cannot guarantee that we will be able to reach agreements with Sanyo or GEWD on the terms of any proposed amendment or the terms of any amendment will not be substantially different than the current supply agreements with Sanyo and GEWD.

We also have not received any assurances from Sanyo or GEWD that they will not terminate their agreement, and cannot guarantee that we, Sanyo or GEWD will not elect to terminate the respective agreements.  In addition, if the agreements are neither amended nor terminated, Sanyo or GEWD could choose not to perform under the terms of their existing contracts, including, without limitation, by failing to make advance payments when due upon the completion of the production and demonstration milestones specified in their respective contracts. If the Sanyo or GEWD supply agreements are terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $2 million for each of Sanyo and GEWD as of June 30, 2008. In the event of such termination, or in the event either Sanyo or GEWD chooses not to make the advance payments when due under their respective contracts, we would need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Sanyo or GEWD supply agreements or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

If any of our contracts with Sanyo, GEWD, Suntech, Solarfun or Kinko is terminated, our business will be materially harmed. In addition, we will be required to return any deposits and advance payments received up to the date of the termination, which as of June 30, 2008 was $17 million in aggregate of the five supply agreements and we will need to secure new funds in order to finance the construction of our polysilicon production plant. If our agreements with Sanyo and GEWD were immediately terminated due to the missed financing deadline, we would be required to repay the aggregate $4 million already received under these two agreements. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the terminated agreements or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

Net Cash Provided By (Used In) Operating Activities Net cash provided by operating activities was $4.0 million for the three months ended June 30, 2008 compared to net cash used of $2.3 million for the same period in 2007. The net cash provided by operating activities was primarily due to an increase in accounts payable and accrued expenses primarily related to the construction of our polysilicon facility, offset by a reduction in inventory and cost of uncompleted contracts due to the completion of our PV system installation for Paradise Beverages compared to net cash used in operating activities primarily due to the purchase of solar module equipment and deposits paid for polysilicon equipment, during the same period in 2007.

Net Cash Provided By (Used In) Investing Activities Net cash used in investing activities was $29.5 million for the three months ended June 30, 2008 compared to net cash provided by investing activities of $1.3 million for the same period in 2007. The net cash used in investing activities during the three months ended June 30, 2008 was primarily due to the capitalization of funds to pay for construction costs related to our polysilicon facility compared to net cash provided by proceeds from maturities of short-term investments in the same period in 2007.

Net Cash Provided By Financing Activities Net cash provided by financing activities was $3.0 million for the three months ended June 30, 2008 compared to net cash provided by financing activities of $5.1 million for the same period in 2007. The net cash provided by financing activities during the three months ended June 30, 2008 was primarily due to the sale of 527,815 shares of our common stock for net proceeds of approximately $3.0 million compared to proceeds from a note payable and polysilicon deposits in the same period in 2007.

Contractual Obligations

The following table summarizes the contractual obligations that existed at June 30, 2008:

	Payments Due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Construction in progress obligations	$195,657	$175,895	$19,762	$—	$—

Equipment purchase obligations	72,577	68,063	4,514	—	—

Total	$268,234	$243,958	$24,276	$—	$—

Stone & Webster, Inc. We entered into an agreement with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering, procurement, and construction management services, or the EPCM Agreement, for the construction of a polysilicon production plant with an annual capacity of 3,500 metric tons. Under the EPCM Agreement, S&W will provide the engineering services to complete the design and plan for construction of the polysilicon plant, along with procurement and construction management services. S&W will be paid on a time and materials basis plus a fee for its services and incentives if certain schedule and cost targets are met. The target cost for the services to be provided under the EPCM Agreement is $50.0 million, plus up to $5.0 million of additional incentives that may be payable. During the three months ended June 30, 2008, we made payments to S&W of $2.9 million, and as of June 30, 2008, we had paid S&W an aggregate amount of $8.6 million.

JH Kelly LLC. We entered into an agreement with JH Kelly LLC., or JH Kelly, for construction services for the construction of a polysilicon production plant with an annual capacity of 3,500 metric tons, or the Construction Agreement. We will pay JH Kelly on a time and materials basis plus a fee for its services and incentives if certain schedule, cost and safety targets are met. The target cost for the services to be provided under the Construction Agreement is $145.0 million, including up to $5.0 million of incentives that may be payable. During the three months ended June 30, 2008, we made payments to JH Kelly of $4.3 million, and as of June 30, 2008, we had paid JH Kelly an aggregate amount of $8.5 million.

Dynamic Engineering Inc. We entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license, for the process to produce and purify trichlorosilane, or TCS. Under the agreement, Dynamic is obligated to design and engineer a TCS production facility that is capable of producing 20,000 metric tons of TCS for our planned 3,500 metric tons per year polysilicon production plant in Pocatello, Idaho. The Dynamic process is to be integrated by S&W into the overall polysilicon production facility, and will be constructed by JH Kelly. Dynamic's engineering services will be provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that we may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the completed facility, and has agreed to indemnify us for any third party claims of intellectual property infringement. In April 2008, we amended the agreement to eliminate our obligation to indemnify and hold Dynamic harmless from any damages in excess of $5 million that arise out of the agreement, and/or Dynamic’s performance under the agreement, including claims that Dynamic acted negligently, whether the damages arise from claims by us or any third party. During the three months ended June 30, 2008, we made payments to Dynamic of $179,000 and as of June 30, 2008, we had paid Dynamic an aggregate amount of $2.5 million.

GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. We entered into a contract with GEC Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, we will pay up to a total of 20.9 million Euros for the reactors. The reactors are designed and engineered to produce approximately 2,000 metric tons of polysilicon per year. The term of the contract extends until the end of the first month after the expiration date of the warranty period, but may be terminated earlier under certain circumstances. During the three months ended June 30, 2008, we made payments to GEC and MSA of 4.7 million Euros ($7.2 million) and as of June 30, 2008, we had paid GEC and MSA an aggregate amount of 11.0 million Euros ($16.0 million).

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

Idaho Power Company. We entered into an agreement with Idaho Power Company to complete the construction of the electric substation to provide power for our planned polysilicon production plant in Pocatello, Idaho. We are obligated to pay Idaho Power Company an aggregate of $14.8 million for the completion of the substation and associated facilities. Under the terms of the agreement, the substation and associated facilities are scheduled to be completed on or before February 15, 2009. The agreement provides that Idaho Power Company may invoice us additional amounts for temporary power to enable the start-up and operation of the planned polysilicon production plant prior to February 15, 2009. During the three months ended June 30, 2008, we made payments to Idaho Power Company of $3.7 million, and as of June 30, 2008, we had paid Idaho Power Company an aggregate amount of $8.3 million.

We are currently in negotiations with Idaho Power to amend the electric substation construction agreement. The purpose of the amendment is to align the timing of future payments with the timing of Idaho Power’s expenses. Until such time as the amendment is signed, we have suspended making further payments to Idaho Power. While Idaho Power has not declared us to be in default due to our failure to make these payments, Idaho Power does reserve the right to do so. If Idaho Power declares us to be in default, we would be required to make payments of approximately $3.7 million within 10 days to cure the default and prevent Idaho Power from terminating the agreement. Any amendment to the agreement could include increased costs or changes to the completion schedule. We do not believe that any such delay in completing the electric substation would cause a delay in our planned polysilicon production schedule, including our reactor demonstration that is planned for the fourth calendar quarter of 2008; however, we cannot guarantee that delays will not occur.

Bank of Hawaii. In January 2008, we entered into agreements with Bank of Hawaii to purchase in increments an aggregate amount of 8.7 million Euros on various maturity dates beginning in April 2008 and ending in July 2010 at a fixed U.S. dollar amount of $12.8 million. We expect to use the purchased Euros to make payments pursuant to the amended GEC and MSA contracts, for the purchase of hydrogen reduction and hydrogenation reactors for the production of polysilicon. The agreements are considered derivatives as the forward exchange contract with the Bank of Hawaii is used to hedge our commitment related to the acquisition of the reactors from GEC and MSA. As of June 30, 2008, the remaining aggregate amount under the agreements was 6.6 million Euros.

As part of the agreements, we are required to place deposits with Bank of Hawaii for 20% of the notional value of the outstanding transactions, which can fluctuate based on the U.S. Dollar/Euro exchange rate. We earn interest on our deposit, which is recorded as restricted cash. As of June 30, 2008, our restricted cash balance related to these deposits was $1.9 million.

In July 2008, we entered into a six month credit facility of up to $3.5 million with Bank of Hawaii. Loans under the credit facility will bear interest, dependent upon our election at the time of the advance, at either: (1) a floating rate per annum equal to the sum of the primary index rate established from time to time by the Bank of Hawaii, or (2) a rate per annum equal to the sum of LIBOR for such LIBOR interest period plus 1.50%. Loans under the credit facility will be secured by our fee simple interest in our real property and improvements, including our corporate headquarters, in Kapolei, Hawaii. In July 2008, we received $2.0 million under the facility and plan to use these funds to finance, in part, certain capital expenditures related to our solar businesses.

In July 2008, we also entered into an agreement with Operating Engineers Local Union No. 3 - District 17 - Hawaii for the purchase and sale of our fee simple interest in its real property and improvements, including our corporate headquarters, in Kapolei, Hawaii for $5.8 million. The net proceeds from the sale are to be used to repay the credit facility with Bank of Hawaii.

Saft Power Systems USA, Inc. We entered into an agreement with Saft Power Systems USA, Inc., or Saft, for the purchase and sale of thyroboxes, earth fault detection systems, and related technical documentation and services. Under the agreement, Saft is obligated to manufacture and deliver the thyroboxes, earth fault detection systems, and related technical documentation and services, or the Deliverables, which are used as the power supplies for the polysilicon deposition reactors to be used in our planned 3,500 metric tons per year polysilicon production plant. The total fees payable to Saft for all Deliverables under the agreement is approximately $13 million, which is payable in five installments, beginning in April 2008. Provided that we are current on all payments, Saft guarantees the shipment dates of the Deliverables in stages, beginning in September 2008, with the final Deliverables shipping in February 2009. During the three months ended June 30, 2008, we made payments to Saft of $1.3 million and as of June 30, 2008, we had paid Saft an aggregate amount of $1.3 million. We believe we are current on our payments.

PVA Tepla Danmark. In April 2008, we entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for our planned 3,500 metric tons per year polysilicon production plant in. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to our end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total fees payable to PVA is approximately $6 million, which is payable in four installments beginning in August 2008. Provided that we are current on all payments, PVA guarantees all slim rod pullers and float zone crystal pullers will be shipped within ten months after we pay the first 30% of the total agreement amount. PVA has also agreed to use its best efforts to deliver at least one slim rod puller within six months after receipt of the 30% initial payment. As of June 30, 2008, we have not made any payments to PVA.

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

We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts. We believe that our cash, cash equivalent and short-term investment balances will be sufficient to meet the anticipated capital expenditures and cash requirements for Hoku Solar and Hoku Fuel Cells through at least the next 12 months. We also believe we will need to make payments of $111 million for engineering, procurement and construction in order to complete pilot production in the fourth quarter of calendar year 2008. As of June 30, 2008, the amount contributed to the project approximates $58 million, and Hoku Materials plans to fund the remaining $53 million through $10 million in customer product prepayment commitments from Kinko, our available cash, proceeds from sales of common stock under the Equity Distribution Agreement with UBS, equipment leasing and other debt and equity financing. If the pilot production demonstration is successful, we would thereafter commence one or more subsequent debt or equity offerings to raise an additional $11 million, which together with the release of the remaining customer commitments, is expected to be sufficient to complete the construction of our polysilicon plant.

The Equity Distribution Agreement provides that we may offer and sell shares of our common stock having an aggregate offering price of up to $54.0 million from time to time through UBS, as sales agent. As of June 30, 2008, we sold 527,815 shares of our common stock for gross proceeds of approximately $3.3 million or net proceeds of approximately $3.0 million under the Equity Distribution Agreement. In connection with sales made pursuant to the Equity Distribution Agreement, we incurred sales commissions of approximately $131,000 that have been paid to UBS and other fees of $151,000 related to the filing of the related registration statement. The sale of additional equity and convertible debt instruments may result in additional dilution to our current stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization and manufacturing activities, which could harm our business. Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1A. “Risk Factors” and the section above entitled “Forward-Looking Statements.”

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

While our significant accounting policies are more fully described in Note 1 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 1 to the audited financial statements included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 6, 2008, we believe that the following accounting policies and estimates are critical to a full understanding and evaluation of our reported financial results.

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

Stock-Based Compensation. We account for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). In accordance with SFAS 123(R), the fair value of stock options and/or restricted stock awards granted to our employees and non-employees is determined using the Black-Scholes pricing model. The Black-Scholes pricing model requires the input of several subjective assumptions including the expected life of the option/restricted stock award and the expected volatility of the option/restricted stock award at the time the option/restricted award is granted. The fair value of our option/restricted award, as determined by the Black-Scholes pricing model, is expensed over the requisite service period, which is generally five years for stock options and varies between two and five years for restricted stock awards.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements , or SFAS 157. This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. This standard is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We adopted SFAS 157 on April 1, 2008, and the adoption of this statement did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115 , or SFAS 159. This new standard permits companies to choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. This standard is effective for fiscal years beginning after November 15, 2007. We adopted SFAS 159 on April 1, 2008, and the adoption of this statement did not have a material impact on our consolidated financial statements.

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

Off-Balance Sheet Arrangements

In January 2008, we entered into agreements with Bank of Hawaii to purchase in increments an aggregate amount of 8.7 million Euros on various maturity dates beginning in April 2008 and ending in July 2010 at a fixed U.S. dollar amount of $12.8 million. We expect to use the purchased Euros to make payments pursuant to the amended GEC and MSA contracts, for the purchase of hydrogen reduction and hydrogenation reactors for the production of polysilicon. The agreements are considered derivatives as the forward exchange contract with the Bank of Hawaii is used to hedge our commitment related to the acquisition of the reactors from GEC and MSA. As of June 30, 2008, the remaining aggregate amount under the agreements was 6.6 million Euros.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, auction instruments, corporate and government bonds and certificates of deposit. Our cash and cash equivalents and short-term investments as of June 30, 2008 were $8.2 million and were invested in commercial paper.

All of our contracts are denominated in U.S. dollars, except for our contracts with GEC and MSA. In January 2008, Hoku Materials entered into agreements with Bank of Hawaii to purchase in increments an aggregate amount of up to 8.7 million Euros on various maturity dates beginning in April 2008 and ending in July 2010 at a fixed U.S. dollar amount of $12.8 million. We expect to use the purchased Euros to make payments pursuant to the amended GEC and MSA contracts, for the purchase of hydrogen reduction and hydrogenation reactors for the production of polysilicon. The agreements are considered free-standing derivatives as the forward exchange contract with the Bank of Hawaii is used to economically hedge our commitment related to the acquisition of the reactors from GEC and MSA.  As of June 30, 2008, the remaining aggregate amount under the agreement was $6.6 million Euros.

As with any financial instrument, derivative financial instruments have inherent risks. Adverse changes in foreign exchange rates affect the Company’s market risks and the value of such financial instruments.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS

From time to time we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceeding.
ITEM 1A. RISK FACTORS

In addition to the risks discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

We have a limited operating history, and have recently determined to enter the photovoltaic installations and polysilicon markets and scale back our efforts in the fuel cell market. If we are unable to generate significant revenue, our business will be harmed.

We were incorporated in March 2001 and have a limited operating history. We have cumulative net losses since our inception through the fiscal year ended June 30, 2008. Hoku Materials does not currently generate any revenue and we do not expect to generate any revenue from Hoku Fuel Cells in the foreseeable future. During the three months ended June 30, 2008, we completed PV system installation contracts related to Hoku Solar, and expect that all of our future revenue will be derived through PV system installations and related services and the sale of electricity until the first half of calendar year 2009, when Hoku Materials is expected to generate revenue through the sale of polysilicon. Our planned entry into the polysilicon market will require us to spend significant sums to support the construction of a facility to produce polysilicon, to purchase capital equipment, to fund new sales and marketing efforts, to pay for additional operating costs, and to significantly increase our headcount. As a result, we expect our costs to increase significantly, which will result in further losses before we can begin to generate significant revenue from our Hoku Materials and Hoku Solar divisions. If we are unable to generate significant revenue and achieve profitability, we will not be able to sustain our operations.

Our operating results have fluctuated in the past, and we expect a number of factors to cause our operating results to continue to fluctuate in the future, making it difficult for us to accurately forecast our quarterly and annual operating results.

We began installing PV systems during the second half of fiscal 2008 and will continue to have limited sources of revenue until we sign additional PV system installation contracts and successfully complete the installation of PV systems under those contracts. Our ability to generate operating revenues and achieve objectives and expectations currently depends on the completion of a limited number of PV installation projects, the timing of which is affected by the progress of our installation work, customer acceptance and other factors. As of June 30, 2008, we entered in an agreement with Young Brothers to purchase electricity generated by a PV system that we would install. We also have signed a non-binding letter of intent with Bank of Hawaii to explore additional turnkey PV system installations for the Bank’s facilities on the islands of Hawaii, Maui and Kauai, and are in discussions with The James Campbell Company to plan the Kapolei Sustainable Energy Park, which would be capable of generating approximately 1.5 megawatts of PV power. In addition, in May 2008, the Hawaii Public Utilities Commission approved the contract for Hawaiian Electric Company to purchase electricity generated by a PV system that we would install. We plan to install a 218-kilowatt PV system and sell the power generated by that system, which is expected to be in service by the end of calendar year 2008, over a 20-year period to Hawaiian Electric Company. Finally, we joined D.R. Horton-Schuler Division, a wholly owned subsidiary of D.R. Horton, Inc. in a marketing program to offer two-kilowatt PV systems to homebuyers at the Kahiwelo at Makakilo Development in Kapolei, Hawaii. The amount of potential revenue is contingent on whether the homebuyers choose to install a PV system. While we anticipate generating revenue from these agreements, at this time there can be no assurance that such revenues will be realized. Our future operating results and cash flows will depend on many factors that impact Hoku Materials, Hoku Solar and Hoku Fuel Cells, including the following:

•	the size and timing of customer orders, milestone achievement, product delivery and customer acceptance, if required;

•	our success in obtaining prepayments from customers for future shipments of polysilicon;

•	our success in maintaining and enhancing existing strategic relationships and developing new strategic relationships with potential customers;

•	our ability to finance power purchase agreements for Hawaiian Electric Company, Young Brothers and other potential customers;

•	our ability to protect our intellectual property;

•	actions taken by our competitors, including new product introductions and pricing changes;

•	the costs of maintaining and expanding our operations;

•	customer budget cycles and changes in these budget cycles; and

•	external economic and industry conditions.

As a result of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

We estimate that we will need to finance approximately $53 million to demonstrate the operability of our polysilicon deposition reactors in the fourth quarter of calendar 2008, and we may be unable to raise this additional capital on favorable terms or at all.

We have announced our plans of a pilot production demonstration in the fourth quarter of calendar year 2008, and we estimate that we will need to finance an additional $53 million for the construction and procurement of our polysilicon facilities through October 2008 to successfully complete this demonstration. If the pilot production demonstration is successful, Hoku Materials would thereafter commence one or more subsequent debt or equity offerings to raise an additional $11 million, which together with the release of the remaining customer commitments, is expected to be sufficient to complete the construction of our polysilicon plant. If, however, we are unable to raise the additional $53 million in financing in August and September, 2008, we may be required to delay, alter or abandon the construction and procurement of our planned polysilicon production facility.

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

Based on our polysilicon supply agreements with customers, we plan to equip and construct a polysilicon production plant capable of producing up to 3,500 metric tons of polysilicon per year for an estimated total project cost of approximately $390 million, which we expect to be funded through a combination of $295 million in customer product prepayment commitments under our agreements with Sanyo, Suntech, Solarfun GEWD and Kinko, our available cash and debt and/or equity financing.

We also believe we will need to make payments of $111 million for engineering, procurement and construction in order to complete pilot production in the fourth quarter of calendar year 2008. As of June 30, 2008, the amount contributed to the project approximates $58 million, and Hoku Materials plans to fund the remaining $53 million through $10 million in customer product prepayment commitments from Kinko, our available cash, proceeds from sales of common stock under the Equity Distribution Agreement with UBS Securities LLC, or UBS, equipment leasing and other debt and equity financing. If the pilot production demonstration is successful, we would thereafter commence one or more subsequent debt or equity offerings to raise an additional $11 million, which together with the release of the remaining customer commitments, is expected to be sufficient to complete the construction of our polysilicon plant.

We believe that prior to obtaining financing we will have to, among other things, satisfy potential lenders and investors that we have adequately addressed the principal risks that: (1) the construction of the polysilicon plant is not completed on time, on budget, or at all; (2) the polysilicon plant does not operate at its full capacity; (3) the polysilicon plant fails to generate sufficient revenue to service any debt, or (4) that the financing will not be sufficient to complete the construction, procurement and start-up of our planned polysilicon plant. In order to address these risks we believe that we will need to accomplish and address the following:

•
if we finance through debt, obtain agreements from Sanyo Electric Company Ltd., Wuxi Suntech Power Co., Ltd., Global Expertise Wafer Division, Ltd., Solarfun Power Hong Kong Limited and Jiangxi Kinko Energy Co., Ltd. to assign any purchase payments for polysilicon made to Hoku Materials to the lenders that may provide us with debt financing and to subordinate each of their pari passu security interests in Hoku Materials to the senior security interest of such lenders;

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

•	secure permits with federal, state and local authorities, including building permits to continue to construct our polysilicon plant, and permits to operate our plant when construction is complete;

•	obtain traditional road access to the site through one or more legally enforceable rights of access, such as an easement from the adjoining property owners; and

•
obtain the report of an independent engineering firm which supports our construction plans, our operating plans and our pro forma financial models which support the feasibility of our operating plans and business model.

If we fail to successfully achieve any or all of the above objectives, we will be unable to complete construction of our planned production plant, our business will be materially and adversely affected, and we may be forced to delay, alter or abandon our planned business operations. In addition, any delay in achieving these objectives may result in additional expense which would harm our business.

If our supply agreement with Sanyo Electric Company, Ltd. is terminated for any reason, our business will be materially harmed.

In January 2008, we amended our supply agreement with Sanyo Electric Company, Ltd., or Sanyo, for the sale and delivery of polysilicon, or the Sanyo Supply Agreement. Under the Sanyo Supply Agreement, up to approximately $530 million may be payable to us during the ten-year period, subject to the achievement of certain milestones, the acceptance of product deliveries and other conditions. The Sanyo Supply Agreement provides for the delivery of predetermined volumes of polysilicon to Sanyo each year at set prices from January 2010 through December 2019. Pursuant to the Sanyo Supply Agreement, we granted Sanyo a security interest in all of the tangible and intangible assets related to Hoku Materials and all our equity interests in Hoku Materials, to serve as collateral for our obligations under the agreement. This security interest is pari-passu with the security interests granted to Wuxi Suntech Power Co., Ltd., Global Expertise Wafer Division, Ltd., Solarfun Power Hong Kong Limited and Jiangxi Kinko Energy Co., Ltd.

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

We hope to amend our Sanyo Supply Agreement as a result of our inability to complete our financing by May 31, 2008, and as a result of being oversold, we may also reduce the amount of polysilicon that will be delivered under the agreement. We cannot guarantee that we and Sanyo will agree on the terms of any proposed amendment or that the terms of any amendment will not be substantially different than the current supply agreement with Sanyo.

We also have not received any assurances from Sanyo that they will not terminate their agreement, and cannot guarantee that we or Sanyo will not elect to terminate the Sanyo Supply Agreement.  In addition, if the agreement is neither amended nor terminated, Sanyo could choose not to perform under the terms of its existing contract, including, without limitation, by failing to make advance payments when due upon the completion of the production and demonstration milestones specified in its contract. If the Sanyo Supply Agreement is terminated for any reason, our business will be materially harmed. In addition, if the Sanyo Supply Agreement is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $2 million as of June 30, 2008. In the event of such termination, or in the event Sanyo chooses not to make the advance payments when due under its existing contract, we would need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Sanyo Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

If our supply agreement with Wuxi Suntech Power Co., Ltd. is terminated for any reason, our business will be materially harmed.

In May 2008, we amended our polysilicon supply agreement with Wuxi Suntech Power Co., Ltd., or Suntech, for the sale and delivery of polysilicon to Suntech over a ten-year period beginning in July 2009, or the Suntech Supply Agreement. Under the Suntech Supply Agreement, up to approximately $678 million may be payable to us during the ten-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The Suntech Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Suntech each month and each year at set prices from or before July 1, 2009, for a continuous period of ten years. The term of the Suntech Supply Agreement is ten years from the date of the first shipment in 2009, which is approximately July 1, 2019. Pursuant to the Suntech Supply Agreement, we have granted to Suntech a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for Hoku Materials' obligations under the Suntech Supply Agreement. Also, all of the equity ownership interest in Hoku Materials is to be pledged to secure the obligations of Hoku Materials under the Suntech Supply Agreement. These security interests are pari-passu with the security interests granted to Sanyo, Global Expertise Wafer Division, Ltd., Solarfun Power Hong Kong Limited and Jiangxi Kinko Energy Co., Ltd.

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

If the Suntech Supply Agreement is terminated for any reason, our business will be materially harmed. In addition, if the Suntech Supply Agreement is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $2 million as of June 30, 2008 and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Suntech Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

If our supply agreement with Global Expertise Wafer Division Ltd. is terminated for any reason, our business will be materially harmed.

In June 2007, we entered into a supply agreement with Global Expertise Wafer Division Ltd., or GEWD, a wholly-owned subsidiary of Solar-Fabrik AG, for the sale and delivery of polysilicon to GEWD over a seven-year period beginning in December 2009, or the GEWD Supply Agreement. Under the GEWD Supply Agreement, up to approximately $117 million may be payable to us during the seven-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The GEWD Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by GEWD each month and each year at set prices from or before December 31, 2009, for a continuous period of seven years. Pursuant to the GEWD Supply Agreement, we granted to GEWD a security interest in all of our tangible and intangible assets related to our polysilicon business, and all equity interests in Hoku Materials, owned by Hoku Scientific, to serve as collateral for our obligations under the GEWD Supply Agreement. This security interest is pari-passu with the security interests granted to Sanyo, Suntech, Solarfun Power Hong Kong Limited and Jiangxi Kinko Energy Co., Ltd.

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

We hope to amend our GEWD Supply Agreement as a result of our inability to complete our financing by May 31, 2008, and as a result of being oversold, we may also reduce the amount of polysilicon that will be delivered under the agreement. We cannot guarantee that we and GEWD will agree on the terms of any proposed amendment or that the terms of any amendment will not be substantially different than the current supply agreement.

We also have not received any assurances from GEWD that they will not terminate their agreement, and cannot guarantee that we or GEWD will not elect to terminate the GEWD Supply Agreement. In addition, if the agreement is neither amended nor terminated, GEWD could choose not to perform under the terms of its existing contract, including, without limitation, by failing to make advance payments when due upon the completion of the production and demonstration milestones specified in its contract. If the GEWD Supply Agreement is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $2 million as of June 30, 2008. In the event of such termination, or in the event GEWD chooses not to make the advance payments when due under its existing contract, we would need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the GEWD Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

If our supply agreement with Solarfun Power Hong Kong Limited is terminated for any reason, our business will be materially harmed.

In May 2008, we entered into a supply agreement with Solarfun Power Hong Kong Limited, a subsidiary of Solarfun Power Holdings Co., Ltd., or Solarfun, for the sale and delivery of polysilicon to Solarfun over a ten-year period beginning in July 2009, or the Solarfun Supply Agreement. Under the Solarfun Supply Agreement, up to approximately $384 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions. The Solarfun Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Solarfun each month and each year at set prices from the date of the first shipment in 2009, for a continuous period of ten years. Pursuant to the Solarfun Supply Agreement, we granted to Solarfun a security interest in all of our tangible and intangible assets related to our polysilicon business, and all equity interests in Hoku Materials, owned by Hoku Scientific, to serve as collateral for our obligations under the Solarfun Supply Agreement. This security interest is pari-passu with the security interests granted to Sanyo, Suntech,GEWD and Jiangxi Kinko Energy Co., Ltd.

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

If the Solarfun Supply Agreement is terminated for any reason, our business will be materially harmed.  In addition, if the Solarfun Supply Agreement is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $11 million as of June 30, 2008 and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Solarfun Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations. If the contract is terminated, we will be required to return any deposits and advance payments received prior to the date of termination.

If our supply agreement with Jiangxi Kinko Energy Co., Ltd. is terminated for any reason, our business will be materially harmed.

In July 2008, we entered into a supply agreement with Jiangxi Kinko Energy Co., Ltd., or Kinko, for the sale and delivery of polysilicon to Kinko over a ten-year period beginning in November 2009, or the Kinko Supply Agreement. Under the Kinko Supply Agreement, up to approximately $298 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions. The Kinko Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Kinko each month and each year at set prices from the date of the first shipment in 2009, for a continuous period of ten years. Pursuant to the Kinko Supply Agreement, and subject to receipt of the cash deposit of $10 million payable to us on or before August 20, 2008, we have granted to Kinko a security interest in all of our tangible and intangible assets related to our polysilicon business, and all equity interests in Hoku Materials, owned by Hoku Scientific, to serve as collateral for our obligations under the Kinko Supply Agreement. This security interest is pari-passu with the security interests granted to Sanyo, Suntech,GEWD and Solarfun.

Each party may elect to terminate the Kinko Supply Agreement under certain circumstances, including, but not limited to:

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	a material breach of the other party.

Kinko may also terminate the agreement if we fail to deliver a predetermined quantity of our polysilicon product by December 2009. Upon a termination of the Supply Agreement by Kinko due to our failure to deliver polysilicon in the amounts and by the dates required in the Kinko Supply Agreement, we are required to refund to Kinko 150% of the $55 million prepayment, less any part of the $55 million that has been applied to the purchase price of products delivered under the Kinko Supply Agreement. In most other cases, if Kinko terminates the Kinko Supply Agreement, then we are required to refund to Kinko the $55 million prepayment, less any part of the $55 million that has been applied to the purchase price of products delivered under the Supply Agreement.

We may terminate the agreement if Kinko fails to pay the $10 million initial deposit, or provide either the $20 million stand-by letter of credit or the $25 million stand-by letter of credit.

If the Kinko Supply Agreement is terminated for any reason, our business will be materially harmed.  In addition, if the Kinko Supply Agreement is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $0 million as of June 30, 2008 and we will need to secure new funds in order to finance the construction of our polysilicon production plant. However, if Kinko provides the $10 million cash deposit on or before August 20, 2008, and does not deliver the $20 million stand-by letter of credit or the $25 million stand-by letter of credit, then we may immediately terminate the agreement and retain the $10 million initial cash deposit as liquidated damages. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Kinko Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations. If the contract is terminated, we will be required to return any deposits and advance payments received prior to the date of termination.

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

Furthermore, we are currently in negotiations with Idaho Power to amend the electric substation construction agreement. The purpose of the amendment is to align the timing of future payments with the timing of Idaho Power’s expenses. Until such time as the amendment is signed, we have suspended making further payments to Idaho Power. While Idaho Power has not declared us to be in default due to our failure to make these payments, Idaho Power does reserve the right to do so. If Idaho Power declares us to be in default, we would be required to make payments of approximately $3.7 million within 10 days to cure the default and prevent Idaho Power from terminating the agreement. Any amendment to the agreement could include increased costs or changes to the completion schedule. We do not believe that any such delay in completing the electric substation would cause a delay in our planned polysilicon production schedule, including our reactor demonstration that is planned for the fourth calendar quarter of 2008; however, we cannot guarantee that delays will not occur.

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

If we are successful in our efforts to construct our polysilicon production facility, our ability to successfully compete in the polysilicon and PV system installation markets will depend on a number of factors, including:

•	our ability to produce trichlorosilane and polysilicon, and purchase PV modules at a cost that allows us to achieve or maintain profitability in these businesses;

•	our ability to successfully manage a much larger and growing enterprise, with a broader national and international presence;

•	our ability to attract and expand new customer relationships;

•	our ability to develop new technologies to become competitive through cost reductions and improvements in solar radiation conversion efficiencies;

•	our ability to scale our business to be competitive;

•	future product liability or warranty claims; and

•	our ability to compete within a highly competitive market against companies that have greater resources, longer operating histories and larger market share than we do.

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

We believe that international sales will account for a significant percentage of our revenue in the future. Hoku Materials’ largest polysilicon supply agreements are with Suntech [and Kinko?], Sanyo, GEWD, and Solarfun, which are located in The People’s Republic of China, Japan, Malaysia, and Hong Kong, respectively. International sales can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

Our stock price is volatile and since April 1, 2008 to June 30, 2008, our stock has had low and high sales prices in the range of $5.00 to $10.25 per share. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Item 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description of Document
1.1
Equity Distribution Agreement, dated June 12, 2008, between Hoku Scientific, Inc. and UBS Securities LLC, including the form of Terms Agreement (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed June 16, 2008)

10.67
Amendment No. 1 to Engineering Services & Technology Transfer Agreement, dated April 4, 2008, by and between Hoku Materials, Inc., and Dynamic Engineering, Inc. (incorporated by reference to Exhibit 10.67 to our current report on Form 8-K filed April 9, 2008)

10.69†
Change Order Number 2 to Engineering, Procurement & Construction Management Agreement, dated April 8, 2008, by and between Hoku Materials, Inc. and Stone & Webster, Inc. (incorporated by reference to Exhibit 10.69 to our annual report on Form 10-K filed June 6, 2008)

10.70†
Change Order Number 2 to Cost Plus Incentive Construction Contract, dated April 7, 2008, by and between Hoku Materials, Inc. and JH Kelly LLC. (incorporated by reference to Exhibit 10.70 to our annual report on Form 10-K filed June 6, 2008)

10.71†
Equipment Purchase & Sale Agreement, dated April 8, 2008, by and between Hoku Materials, Inc and PVA Tepla Danmark. (incorporated by reference to Exhibit 10.71 to our annual report on Form 10-K filed June 6, 2008)

10.72†
First Amended & Restated Supply Agreement, dated as of May 12, 2008, by and between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd. (incorporated by reference to Exhibit 10.72 to our annual report on Form 10-K filed June 6, 2008)

10.73†
Second Amended and Restated Supply Agreement, dated as of May 13, 2008, by and between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited (incorporated by reference to Exhibit 10.73 to our annual report on Form 10-K filed June 6, 2008)

10.74	Offer to Purchase between Hoku Scientific, Inc. and Operating Engineers Local Union No. 3 - District 17 - Hawaii, effective July 10, 2008
10.75	Credit Agreement, dated July 25, 2008, by and between Hoku Scientific, Inc. and Bank of Hawaii (incorporated by reference to Exhibit 10.75 to our current report on Form 8-K filed July 30, 2008)
10.76
Real Property Mortgage; Security Agreement; Assignment of Rents; Fixture Filing and Financing Statement, dated July 25, 2008, by and between Hoku Scientific, Inc. and Bank of Hawaii (incorporated by reference to Exhibit 10.76 to our current report on Form 8-K filed July 30, 2008)

10.77†	Supply Agreement, dated as of July 24, 2008, by and between Hoku Materials, Inc. and Jiangxi Kinko Energy Co., Ltd.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2#	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

†
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.

#
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 31st, 2008.

HOKU SCIENTIFIC, INC.

/s/ DARRYL S. NAKAMOTO
Darryl S. Nakamoto
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document
1.1
Equity Distribution Agreement, dated June 12, 2008, between Hoku Scientific, Inc. and UBS Securities LLC, including the form of Terms Agreement (incorporated by reference to Exhibit 1.1 to our current report on Form 8-K filed June 16, 2008)

10.67
Amendment No. 1 to Engineering Services & Technology Transfer Agreement, dated April 4, 2008, by and between Hoku Materials, Inc., and Dynamic Engineering, Inc. (incorporated by reference to Exhibit 10.67 to our current report on Form 8-K filed April 9, 2008)

10.69†
Change Order Number 2 to Engineering, Procurement & Construction Management Agreement, dated April 8, 2008, by and between Hoku Materials, Inc. and Stone & Webster, Inc. (incorporated by reference to Exhibit 10.69 to our annual report on Form 10-K filed June 6, 2008)

10.70†
Change Order Number 2 to Cost Plus Incentive Construction Contract, dated April 7, 2008, by and between Hoku Materials, Inc. and JH Kelly LLC. (incorporated by reference to Exhibit 10.70 to our annual report on Form 10-K filed June 6, 2008)

10.71†
Equipment Purchase & Sale Agreement, dated April 8, 2008, by and between Hoku Materials, Inc and PVA Tepla Danmark. (incorporated by reference to Exhibit 10.71 to our annual report on Form 10-K filed June 6, 2008)

10.72†
First Amended & Restated Supply Agreement, dated as of May 12, 2008, by and between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd. (incorporated by reference to Exhibit 10.72 to our annual report on Form 10-K filed June 6, 2008)

10.73†
Second Amended and Restated Supply Agreement, dated as of May 13, 2008, by and between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited (incorporated by reference to Exhibit 10.73 to our annual report on Form 10-K filed June 6, 2008)

10.74	Offer to Purchase between Hoku Scientific, Inc. and Operating Engineers Local Union No. 3 - District 17 - Hawaii, effective July 10, 2008
10.75	Credit Agreement, dated July 25, 2008, by and between Hoku Scientific, Inc. and Bank of Hawaii (incorporated by reference to Exhibit 10.75 to our current report on Form 8-K filed July 30, 2008)
10.76
Real Property Mortgage; Security Agreement; Assignment of Rents; Fixture Filing and Financing Statement, dated July 25, 2008, by and between Hoku Scientific, Inc. and Bank of Hawaii (incorporated by reference to Exhibit 10.76 to our current report on Form 8-K filed July 30, 2008)

10.77†	Supply Agreement, dated as of July 24, 2008, by and between Hoku Materials, Inc. and Jiangxi Kinko Energy Co., Ltd.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2#	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

†
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.

#
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.