Form 10-Q
period 2008-09-30
HOKU SCIENTIFIC INC
filed 2008-10-29
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________TO__________ .

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

Common Stock, par value $0.001 per share, outstanding as of October 15, 2008: 21,082,699

HOKU SCIENTIFIC, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2008

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOKU SCIENTIFIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2008 (unaudited)	March 31, 2008
Assets
Cash and cash equivalents	$13,837	$27,768
Short-term investments	-	1,992
Accounts receivable	622	113
Inventory	1,285	803
Costs of uncompleted contracts	54	54
Property and equipment held for sale	4,918	29
Other current assets	1,821	3,787

Total current assets	22,537	34,546
Property, plant and equipment, net	88,844	33,563

Total assets	$111,381	$68,109

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$6,680	$3,258
Note payable	3,380	-
Deferred revenue	12	36
Deposits - Hoku Solar	532	-
Deposits - Hoku Materials	-	4,000
Other current liabilities	898	1,820

Total current liabilities	11,502	9,114
Deposits - Hoku Materials	48,000	13,000

Total liabilities	59,502	22,114
Stockholders’ equity:
Common stock, $0.001par value. Authorized 100,000,000 shares; issued and outstanding 21,082,699 and 19,786,420 shares as of September 30, 2008 and March 31, 2008, respectively	22	20
Additional paid-in capital	65,259	58,182
Accumulated deficit	(13,402)	(12,207)

Total stockholders’ equity	51,879	45,995

Total liabilities and stockholders’ equity	$111,381	$68,109

See accompanying notes to consolidated financial statements.

HOKU SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Service and license revenue	$1,638	$239	$3,824	$1,337
Product revenue	232	-	254	-
Total revenue	1,870	239	4,078	1,337

Cost of service and license revenue	1,320	195	2,812	953
Cost of product revenue	176	-	208	-
Total cost of revenue	1,496	195	3,020	953

Gross margin	374	44	1,058	384

Operating expenses:
Selling, general and administrative (1)	1,060	1,270	2,304	2,438
Research and development (1)	—	39	—	82

Total operating expenses	1,060	1,309	2,304	2,520

Loss from operations	(686)	(1,265)	(1,246)	(2,136)

Interest and other income (loss)	(687)	261	51	480

Loss before income tax benefit	(1,373)	(1,004)	(1,195)	(1,656)
Income tax benefit	—	—	—	—

Net loss	$(1,373)	$(1,004)	$(1,195)	$(1,656)

Basic net loss per share	$(0.07)	$(0.06)	$(0.06)	$(0.10)

Diluted net loss per share	$(0.07)	$(0.06)	$(0.06)	$(0.10)

Shares used in computing basic net loss per share	20,454,235	16,640,153	19,933,107	16,577,844

Shares used in computing diluted net loss per share	20,454,235	16,640,153	19,933,107	16,577,844

__________
(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$3	$9	$7	$39
Selling, general and administrative	257	254	721	501
Research and development	-	36	-	72

See accompanying notes to consolidated financial statements.

HOKU SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,195)	$(1,656)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	47	68
Loss on sale of inventory	-	285
Impairment of equipment held for sale	3	79
Loss on sale of property and equipment	-	29
Stock-based compensation	727	887
Changes in operating assets and liabilities:
Accounts receivable	(509)	(39)
Costs of uncompleted contracts	-	484
Inventory	(482)	1,972
Equipment held for sale	26	(57)
Other current assets	1,025	63
Other assets	-	(3,522)
Accounts payable and accrued expenses	3,422	62
Deferred revenue	(24)	(638)
Other current liabilities	(922)	(649)
Deposits - Hoku Materials	(4,000)	4,000
Deposits - Hoku Solar	532	-

Net cash provided by (used in) operating activities	(1,350)	1,368

Cash flows from investing activities:
Proceeds from maturities of short-term investments	22,782	18,405
Purchases of short-term investments	(20,790)	(7,800)
Increase (decrease) in restricted cash	941	(9,416)
Acquisition of property and equipment	(60,218)	(2,820)
Disposition of property and equipment	-	35

Net cash used in investing activities	(57,285)	(1,596)

Cash flows from financing activities:
Net proceeds from note payable	3,380	7,246
Exercise of common stock options	74	69
Proceeds related to shelf registration stock sales	6,729	-
Costs related to shelf registration stock sales	(479)	-
Deposits received - Hoku Materials	35,000	-

Net cash provided by financing activities	44,704	7,315

Net increase (decrease) in cash and cash equivalents	(13,931)	7,087
Cash and cash equivalents at beginning of period	27,768	2,567

Cash and cash equivalents at end of period	$13,837	$9,654

Supplemental disclosure of non-cash investing activities:
Acquisition of property and equipment	$6,106	$115

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

The Company has historically focused its efforts on the design and development of fuel cell technologies, including its Hoku membrane electrode assemblies, or MEAs, and Hoku Membranes. In May 2006, the Company announced its plans to market, sell, and install turnkey photovoltaic, or PV, systems in Hawaii, and its plans to manufacture polysilicon, a primary material used in the manufacture of PV modules. In fiscal 2007, the Company reorganized its business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells. In February and March 2007, the Company incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly-owned subsidiaries to operate its polysilicon and solar businesses, respectively.

(b) Basis of Presentation

The Company has incurred operating losses in recent years as the Company has redirected its efforts to focus on the development of its polysilicon and solar businesses. The Company's current operating plan anticipates raising cash over the next year through a combination of debt and/or equity financing and polysilicon customer prepayments to enable the continued construction of the Company’s planned polysilicon production facility in Pocatello, Idaho. There have been delays in securing financing, and should there be continued delays in securing adequate financing, the Company may need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to the Company's liquidity requirements. The Company believes that its current levels of working capital and cash flow expected to be generated through the Hoku Solar business and customer prepayments pursuant to polysilicon agreements are sufficient to fund operating activities for at least the next twelve months. Although the Company cannot make any assurances that such additional sources of financing will be available on acceptable terms, or at all, the implementation of a cost reduction program will help to mitigate this risk. An inability by the Company to reduce costs or expenditures or to raise sufficient capital to fund its operations would have a material adverse affect on the Company and could impact its ability to continue as a going concern.

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10K for the year ended March 31, 2008. Operating results for the three and six months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of Hoku Scientific, Inc. and all wholly-owned subsidiaries, after elimination of intercompany amounts and transactions.

(d) Segment Information

The Company has three operating segments in two industries: Fuel Cell and Solar. The Fuel Cell industry is comprised of the fuel cell segment. The Solar industry is comprised of the photovoltaic, or PV system installation and the polysilicon production segments. The Company reports segment information in the same way that the chief operating decision maker assesses segment performance. Additional information regarding these segments is found in Note 11.

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

(f) Revenue Recognition

Revenue from polysilicon, PV system installations and the resale of PV system installation inventory is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectability of the arrangement fee is reasonably assured. PV system installation contracts may have several different phases with corresponding progress billings, however, revenue is generally recognized when the installation is complete.

The Company has also provided testing and engineering services to customers pursuant to milestone-based contracts that are not multi-element arrangements. These contracts sometimes provided for periodic invoicing as the Company completes a milestone. Customer acceptance is usually required prior to invoicing. The Company recognized revenue for these arrangements under the completed contract method in accordance with Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Under the completed-contract method, the Company deferred the contract fulfillment costs and any advance payments received from the customer and recognized the costs and revenue in its statement of operations once the contract was complete and the final customer acceptance, if required, had been obtained.

The Company charges the appropriate Hawaii general excise tax to its customers. The taxes collected from sales are excluded from revenues and recorded as a payable.

(g) Cost of Uncompleted Contracts

Cost of uncompleted contracts represents services performed and/or materials used towards completing a customer contract. Based on the Company’s revenue recognition policy, these services and/or materials cannot be recognized as contract costs, and are deferred until the related revenue can be recognized. As of September 30 and March 31, 2008, cost of uncompleted contracts related to PV system installation contracts was $54,000 in both periods.

(h) Concentration of Credit Risk

Significant customers represent those customers that account for more than 10% of the Company’s total revenue or accounts receivable. The dollar amount of revenue as a percentage of total revenue and the dollar amount of accounts receivable and accounts receivable as a percentage of total accounts receivable for significant customers were as follows:

	Revenue
	Three months ended September 30,				Six months ended September 30,
	2008		2007		2008		2007
Customer	$	%	$	%	$	%	$	%
Paradise Beverages	932	50	-	-	3,094	76	-	-
Resco, Inc.	655	35	-	-	655	16	-	-
U.S. Navy - Naval Air Warfare Center Weapons Division	-	-	239	100	-	-	1,337	100

	Accounts Receivable (in thousands)
	September 30, 2008		March 31, 2008
Customer	$	%	$	%
Resco, Inc.	$343	55%	$-	-%
Paradise Beverages	267	43	-	-
Hardware Hawaii	-	-	38	33
D.R. Horton - Kahiwelo	-	-	26	23
General Growth Properties	-	-	18	16
Residential Installations	-	-	24	21

(i) Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). In accordance with SFAS 123(R), the fair value of stock options and/or restricted stock awards granted to the Company’s employees and non-employees is determined using the Black-Scholes pricing model. The Black-Scholes pricing model requires the input of several subjective assumptions including the expected life of the option/restricted stock award and the expected volatility of the option/restricted stock award at the time the option/restricted stock award is granted. The fair value of the Company’s options/restricted stock awards, as determined by the Black-Scholes pricing model, is expensed over the requisite service period, which is generally three or five years for stock options and varies between two and five years for restricted stock.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities -an amendment of SFAS 133, or SFAS 161. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. This standard shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early application has been encouraged by FASB. The Company is in the process of evaluating the new disclosure requirements under SFAS 161 and does not expect the adoption to have a material impact on its consolidated financial statements.

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

Level 1 - Observable inputs such as quoted prices in active markets;

Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 - Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumption.

As of September 30, 2008, the Company held certain assets that are required to be measured at fair value on a recurring basis. These included the Company’s cash equivalents and net derivative liabilities.

The table below presents the Company’s assets measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Fair Value Measurements as of September 30, 2008
	Total	Level 1	Level 2	Level 3
Cash equivalents	$10,220	$10,220	$—	$—
Other current liabilities	(228)	—	(228)	—
Total assets measured at fair value	$9,992	$10,220	$(228)	$—

(3) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2008	March 31, 2008
	(in thousands)
Building	$-	$3,830
Construction in progress	88,735	28,515
Land	-	1,366
Production equipment	108	108
Office equipment and furniture	114	87
Automobile	98	98
	89,055	34,004

Less accumulated depreciation and amortization	(211)	(441)

Property, plant and equipment, net	$88,844	$33,563

In assessing the recoverability of its long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. During the three months ended September 30, 2008, the Company had no write-down of its assets. During the six months ended September 30, 2008, the Company recorded a write-down of certain fuel cell production and research equipment of $3,000, which is included in selling, general and administrative expenses for Hoku Fuel Cells.

In May 2007, the Company paid the initial deposit of 15%, or approximately $4.2 million, under the agreement with GEC Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for certain equipment to be utilized in the production of polysilicon. In October 2007, the agreement was amended and restated to require the Company to pay the vendor up to 45% of the purchase price for the equipment in six equal monthly increments from October 2007 through March 2008, and an additional 20% of the purchase price within four weeks after the equipment is shipped from Hamburg, Germany. An additional 10% of the applicable purchase price for the equipment is payable to GEC and MSA via wire transfer within four weeks after a successful test demonstration of the equipment, and the final 10% of the applicable purchase price is payable to GEC and MSA upon the earlier of (a) 30 months after delivery; and (b) expiration of the warranty period, which is 18 months after successful commissioning of the equipment. As of September 30, 2008, the Company made payments of $18.3 million under this contract, approximately 58% of the purchase price.

In July 2008, Hoku Scientific entered into an agreement with Operating Engineers Local Union No. 3 - District 17 - Hawaii, or Operating Engineers, for the sale of its fee simple interest in its real property and improvements, including its corporate headquarters, in Kapolei, Hawaii, or the Property. The aggregate purchase price that would be paid to Hoku Scientific at the closing of the purchase and sale of the Property is $5.8 million, subject to the satisfaction of certain closing conditions and contingences, including the completion of Operating Engineers due diligence review of the Property to its satisfaction, the successful sale by Operating Engineers of its real property and improvements in Honolulu, Hawaii, and the ability of Operating Engineers to obtain third party mortgage financing for the purchase of the Property. Since June 30, 2008, the Company’s related land and building has been reclassified to property and equipment held for sale.

In July 2008, the Company entered into a supply agreement with Jiangxi Kinko Energy Co., Ltd., or Kinko, for the sale and delivery of polysilicon to Kinko over a ten-year period, or the Kinko Supply Agreement. Under the Kinko Supply Agreement, up to approximately $298 million may be payable to the Company during the ten-year period, subject to the acceptance of product deliveries and other conditions. The Kinko Supply Agreement provides for the delivery of predetermined volumes of polysilicon by the Company and purchase of these volumes by Kinko each month and each year at set prices from the date of the first shipment in 2009, for a continuous period of ten years. In order to secure its obligations under the Kinko Supply Agreement, the Company has granted to Kinko a security interest in all its tangible and intangible assets related to its polysilicon business, and all equity interests in Hoku Materials, owned by Hoku Scientific. This security interest is pari-passu with the security interests granted to Wuxi Suntech Power Co., Ltd., Solarfun Power Hong Kong Limited, and Tianwei New Energy (Chengdu) Wafer Co., Ltd.

In August and September 2008, the Company entered into two supply agreements with Tianwei New Energy (Chengdu) Wafer Co., Ltd., or Tianwei, for the sale and delivery of polysilicon to Tianwei over a ten-year period, or the Tianwei Supply Agreements. Under the Tianwei Supply Agreements, up to approximately $284 million and $227 million, respectively, may be payable to the Company during the ten-year period, subject to the acceptance of product deliveries and other conditions. The Tianwei Supply Agreement provides for the delivery of predetermined volumes of polysilicon by the Company and purchase of these volumes by Tianwei each month and each year at set prices from the date of the first shipment in 2009, for a continuous period of ten years.

In order to secure its obligations under the Tianwei Supply Agreements the Company has granted to Tianwei a security interest in all its tangible and intangible assets related to its polysilicon business, and all equity interests in Hoku Materials, owned by Hoku Scientific. This security interest is pari-passu with the security interests granted to Wuxi Suntech Power Co., Ltd., Solarfun Power Hong Kong Limited and Kinko..

(4) Other Current Assets

In January 2008, Hoku Materials entered into agreements with Bank of Hawaii to purchase in increments an aggregate amount of up to 8.7 million Euros on various maturity dates beginning in April 2008 and ending in July 2010 at a fixed U.S. dollar amount of $12.8 million. The Company expects to use the purchased Euros to make payments pursuant to the amended GEC and MSA contracts, for the purchase of hydrogen reduction and hydrogenation reactors for the production of polysilicon. The forward exchange contracts are used to economically hedge the Company’s commitment related to the acquisition of the reactors from GEC and MSA and are considered free-standing derivatives. Changes in fair value of these contracts are recorded through results of operations. During the three and six months ended September 30, 2008, the Company recorded $780,000 and $268,000, respectively, in unrealized losses related to these contracts, which were recorded in Interest and Other Income (Loss).

As part of the agreements with Bank of Hawaii, the Company is required to maintain deposits with Bank of Hawaii for 20% of the notional value of the outstanding transactions, which can fluctuate based on the U.S. Dollar/Euro exchange rate. The Company earns interest on its deposits, which is recorded as restricted cash. As of September 30, 2008, Other Current Assets included restricted cash related to these deposits of $1.6 million. As of March 31, 2008, the restricted cash balance related to these deposits was $2.6 million.

In October 2008, the Company settled the remaining agreements entered in January 2008 with Bank of Hawaii by purchasing an aggregate amount of 5.6 million Euros prior to their maturity dates extending through July 2010 that were outstanding As a result of the early settlement of the remaining contracts subsequent to September 30, 2008, the Company recognized $688,000 in realized losses and the related deposits were released by the Bank. As of October 2008, neither the Company nor Bank of Hawaii has any continuing obligations to the other party under the agreements.

(5) Stockholders’ Equity

Changes in stockholders’ equity were as follows for the six months ended September 30, 2008 (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
Balance as of March 31, 2008	$20	$58,182	$(12,207)	$—	$45,995	$—
Net loss			(1,195)		(1,195)
Stock-based compensation	—	659	—	—	659	—
Exercise of common stock options	—	74	—	—	74	—
Grants of stock awards	—	96	—	—	96	—
Proceeds related to shelf registration	—	6,727	—	—	6,729	—
Costs related to shelf registration	—	(509)	—	—	(509)	—
Private investment in public equity costs	—	30	—	—	30	—

Balance as of September 30, 2008	$22	$65,259	$(13,402)	$—	$51,879	$—

In June 2008, the Company entered into an Equity Distribution Agreement, or the EDA, with UBS Securities LLC, or UBS. The EDA provided that the Company could offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $54,000,000 from time to time through UBS, as sales agent. As of the close of market on August 18, 2008, which was the last day shares of common stock were sold pursuant to the EDA, the Company sold 1,160,716 shares of its common stock for gross proceeds of approximately $6.9 million or net proceeds of approximately $6.7 million. In connection with sales made pursuant to the EDA, the Company incurred sales commissions of approximately $275,000 that have been paid to UBS and other fees of $509,000 related to the filing of the related registration statement. On August 29, 2008, the Company terminated the EDA and all sales of its common stock under the EDA have ceased. Except for its obligation to reimburse UBS for its legal and other fees and expenses incurred in connection with EDA, and certain indemnification and other obligations that survive the termination of the EDA, neither the Company nor UBS has any continuing obligations to the other party under the EDA.

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

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company also records a valuation allowance to reduce deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company continues to provide a valuation allowance against its net deferred tax assets as of September 30, 2008.

(7) Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding and not subject to repurchase during the period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding, and the dilutive potential common equivalent shares outstanding during the period. Dilutive potential common equivalent shares consist of dilutive shares of common stock subject to repurchase and dilutive shares of common stock issuable upon the exercise of outstanding options to purchase common stock, computed using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the denominator used in the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
	(in thousands, except share and per share data)
Numerator:
Net loss	$(1,373)	$(1,004)	$(1,195)	$(1,656)
Denominator:				1
Weighted average shares of common stock (basic)	20,454,235	16,640,153	19,933,107	16,577,844
Effect of Dilutive Securities
Add:
Weighted average stock options	—	—	—	—

Weighted average shares of common stock (diluted)	20,454,235	16,640,153	19,933,107	16,577,844

Basic net loss per share	$(0.07)	$(0.06)	$(0.06)	$(0.10)

Diluted net loss per share	$(0.07)	$(0.06)	$(0.06)	$(0.10)

The basic weighted average shares of common stock for the three and six months ended September 30, 2008 and 2007 excludes unvested restricted shares of common stock from the computation of basic net loss per share.

During the three and six months ended September 30, 2008, potential dilutive securities included options to purchase 256,710 and 304,619 shares of common stock at prices ranging from $0.075 to $4.50 per share in both periods.. During the three and six months ended September 30, 2008, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share, due to the Company’s net loss for the periods. During the three and six months ended September 30, 2007, potential dilutive securities included options to purchase 427,912 and 386,909 shares of common stock at prices ranging from $0.075 to $6.11 per share and $0.075 to $4.50 per share, respectively. During the three and six months ended September 30, 2007, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share, primarily due to the Company’s net loss for the periods.

(8) Stock-based Compensation

Stock Options. Under the Company’s 2005 Equity Incentive Plan, the Company granted options to purchase 19,998 shares of common stock during each of the six month periods ended September 30, 2008 and 2007. The Company recorded stock-based compensation expense of $111,000 and $178,000 related to the options during the three months ended September 30, 2008 and 2007, respectively, and $414,000 and $352,000 during the six months ended September 30, 2008 and 2007, respectively, which included the continued recognition of previously granted options. The stock-based compensation expense excludes $3,000 for each of the three month periods ended September 30, 2008 and 2007, and $7,000 and $8,000 for the six months ended September 30, 2008 and 2007, respectively, which were capitalized to cost of uncompleted contracts. In addition, stock-based compensation expense excludes $7,000 and $8,000 for the three month periods ended September 30, 2008 and 2007, respectively, and $15,000 for each of for the six month periods ended September 30, 2008 and 2007, which amounts were capitalized as construction in progress.

Stock Awards. The Company granted 6,363 and 66,705 fully-vested shares of common stock during the six months ended September 30, 2008 and 2007, respectively, under the Company’s 2005 Equity Incentive Plan. The Company recorded stock-based compensation expense of $0 and $45,000 related to the stock awards during the three and six months ended September 30, 2008, respectively. Although the fully-vested shares granted during the six months ended September 30, 2007, the stock award grants related to the Fiscal 2007 Executive Incentive Compensation Plan, and, as such, the expense was recognized during fiscal 2007, and no expense was recorded during the three and six months ended September 30, 2008.

Restricted Stock Awards. The Company granted 82,650 and 203,600 restricted shares of common stock during the six months ended September 30, 2008 and 2007, respectively, under the Company’s 2005 Equity Incentive Plan. The Company recorded stock-based compensation expense of $149,000 and $111,000 related to the restricted stock awards granted during the three months ended September 30, 2008 and 2007, respectively, and $269,000 and $221,000 during the six months ended September 30, 2008 and 2007, respectively, which included the continued recognition of previously granted restricted stock awards. The stock-based compensation expense excludes $10,000 and $0 for the three months ended September 30, 2008 and 2007, respectively, and $13,000 and $0 for the six months ended September 30, 2008 and 2007, respectively, which were capitalized as construction in progress.

(9) Short-Term Investments

The available-for-sale securities as of March 31, 2008 consisted of $2.0 million in commercial paper in which the fair value was equivalent to the amortized cost. During the quarter ended September 30, 2008, all outstanding investments matured. No investments were outstanding as of September 30, 2008.

(10) Note Payable

In July 2008, the Company entered into a six month credit facility of up to $3.5 million with Bank of Hawaii. Loans under the credit facility will bear interest, dependent upon the Company’s election at the time of the advance, at either: (1) a floating rate per annum equal to the sum of the primary index rate established from time to time by the Bank of Hawaii, or (2) a rate per annum equal to the sum of LIBOR for such LIBOR interest period plus 1.50%. Loans under the credit facility will be secured by the Company’s fee simple interest in its real property and improvements, including its corporate headquarters, in Kapolei, Hawaii. During the three months ended September 30, 2008, the Company received $3.4 million under the facility and has used these funds to pay, in part, certain capital expenditures related to its solar businesses.

In July 2008, the Company also entered into an agreement with Operating Engineers Local Union No. 3 - District 17 - Hawaii for the sale of its fee simple interest in its real property and improvements, including its corporate headquarters, in Kapolei, Hawaii for $5.8 million. The net proceeds from the sale are to be used to repay the credit facility with Bank of Hawaii.

In October 2008, the Company and First Hawaiian Bank entered into a Disbursement Request and Authorization; Promissory Note; and Assignment of Deposit Account, or collectively, the Loan Agreement. The aggregate principal amount loaned to the Company under the Loan Agreement is $5.0 million. The principal amount of the loan, as well as all outstanding interest, is due on January 1, 2009. In addition, the Company is obligated to make regular monthly interest payments beginning on November 1, 2008. The interest rate will be First Hawaiian Bank’s Prime Interest Rate, which is subject to change from time to time, and which was 5.00% on October 3, 2008. The loan is secured by $5.0 million in cash contained in an account at First Hawaiian Bank, which is recorded as restricted cash. The Company plans to use the proceeds from the Loan Agreement to finance expenses related to its polysilicon production facility in Idaho.

(11) Operating Segments

Operating segments are components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is made up of the Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Chief Operating Officer. The chief operating decision-making group manages the profitability, cash flows, and assets of each segment’s various product or service lines and businesses. The Company has three operating business units in two industries: Fuel Cell and Solar. The Fuel Cell industry is comprised of the fuel cell segment. The Solar industry is comprised of the PV system installation business unit (Hoku Solar) and the polysilicon production business unit (Hoku Materials). A description of the products for each business unit is described in Note 1, “Summary of Significant Accounting Policies and Practices” above. Prior to fiscal 2007, only the Fuel Cell business unit existed.

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Hoku Fuel Cells	$—	$239	$—	$1,337
Hoku Solar	1,870	—	4,078	—
Hoku Materials	—	—	—	—

Total consolidated revenue	$1,870	$239	$4,078	$1,337

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Income (loss) from operations:
Hoku Fuel Cells	$(7)	$(34)	$(18)	$204
Hoku Solar	(55)	(692)	95	(1,246)
Hoku Materials	(624)	(539)	(1,323)	(1,094)

Total consolidated loss from operations	$(686)	$(1,265)	$(1,246)	$(2,136)

The reconciliation of segment operating results to the Company’s consolidated totals was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Consolidated loss from operations	$(686)	$(1,265)	$(1,246)	$(2,136)
Interest and other income	(687)	261	51	480

Loss before income taxes	(1,373)	(1,004)	(1,195)	(1,656)
Income tax benefit	—	—	—	—

Net loss	$(1,373)	$(1,004)	$(1,195)	$(1,656)

The Company allocates its assets to its business units based on the primary business units benefiting from the assets.

	September 30, 2008	March 31, 2008
	(amounts in thousands)
Identifiable assets:
Hoku Fuel Cells	$12	$140
Hoku Solar	4,974	2,037
Hoku Materials	93,966	29,522
Unallocated assets	12,429	36,410

	$111,381	$68,109

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements about:

•
our ability to raise sufficient funds to establish a polysilicon manufacturing facility, including payments for the engineering, procurement and construction management services from Stone & Webster, Inc., construction services from JH Kelly LLC, the purchase and installation of the equipment from GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Saft Power Systems USA, Inc., PVA Tepla Danmark and other vendors, contractors and consultants in general, and to comply with our obligations under our agreements with Wuxi Suntech Power Co., Ltd., Solarfun Power Hong Kong Limited, Tianwei New Energy (Chengdu) Wafer Co., Ltd., Jiangxi Kinko Energy Co., Ltd. and Wealthy Rise International, Ltd.(Solargiga);

•
our ability to receive customer prepayments based on the agreed upon schedules, if at all, under our agreements with Wuxi Suntech Power Co., Ltd., Solarfun Power Hong Kong Limited, Tianwei New Energy (Chengdu) Wafer Co., Ltd., Jiangxi Kinko Energy Co., Ltd. and Wealthy Rise International, Ltd.(Solargiga);

•
our cost to engineer, procure and construct our planned polysilicon facility, including any increases in cost from the planned increase in production capacity from 3,500 metric tons per year to 4,000 metric tons per year;

•	our ability to deliver polysilicon in the first half of calendar year 2009;

•
the ability of Stone & Webster, Inc., JH Kelly LLC, GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., Saft Power Systems USA, Inc., PVA Tepla Danmark and our other vendors, contractors and consultants’ to meet the delivery schedules in their respective agreements with us;

•	our ability to engineer and construct a production plant for polysilicon;

•	our ability to produce polysilicon;

•	the timing of when Hoku Materials expects to receive its prepayment from Wealthy Rise International, Ltd., or Solargiga, if at all;

•	our ability to amend or terminate our existing polysilicon supply agreements, or resell polysilicon to new customers for additional prepayments;

•	the timing of Solarfun Power Hong Kong Limited's planned payment of $21 million to Hoku Materials in October 2008;

•	our ability to produce trichlorosilane, and the efficiency and potential operating cost savings from the trichlorosilane production process to be designed by Dynamic Engineering Inc.;

•	our selection of the City of Pocatello, Idaho as our location for our planned polysilicon production facility;

•
our ability to meet the quality, quantity and timing requirements under our supply agreements with Wuxi Suntech Power Co., Ltd., Solarfun Power Hong Kong Limited, Tianwei New Energy (Chengdu) Wafer Co., Ltd., Jiangxi Kinko Energy Co., Ltd. and Wealthy Rise International, Ltd.(Solargiga);

•	the quality of polysilicon to be produced by us;

•	our costs to produce polysilicon, and our ability to offer pricing that is competitive with competing products;

•	our plans for future expansion of our polysilicon production facility;

•	our forecasted revenue from the potential future sale of polysilicon;

•
our ability to complete PV system installations, including potential future installations with Bank of Hawaii, The James Campbell Company, Hawaiian Electric Company, D.R. Horton-Schuler Division and the Hawaii State Department of Transportation;

•	our ability to obtain solar modules from third party vendors and our ability to offer pricing for PV system installations that is competitive with competing products and installation providers;

•	the performance and durability of the PV systems we install;

•	the cost to procure and install PV systems;

•	our ability to obtain third-party financing for our power purchase agreements with the Hawaii Department of Transportation, Airports Division, and Hawaiian Electric Company, respectively;

•	our ability to offer pricing that is competitive with competing products and expected future revenue from the PV system installation business;

•	our ability to sell our land and facility located in Kapolei, Hawaii at a favorable price, or at all;

•	our expectations regarding the potential size and growth of PV system installations and polysilicon markets in general and our revenues in particular;

•	our expectations regarding the market acceptance of our products;

•	our future financial performance;

•	our business strategy and plans; and

•	objectives of management for future operations.

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

We are a diversified clean energy technologies company with three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells. Hoku Materials plans to manufacture, market, and sell polysilicon for the solar market from its plant currently under construction in Pocatello, Idaho. Hoku Solar markets, sells and installs turnkey PV systems in Hawaii. Hoku Fuel Cells has developed proprietary fuel cell membranes and membrane electrode assemblies for stationary and automotive proton exchange membrane fuel cells.

Hoku Materials

In February 2007, we incorporated Hoku Materials to manufacture polysilicon, a primary material used in the production of PV modules, and we intend to sell all of our planned output of polysilicon to third party manufacturers of ingots, wafers, PV cells and modules. In May 2007, we commenced construction of our planned polysilicon manufacturing facility in Pocatello, Idaho. We recently increased the plant’s annual planned production capacity from the previously announced 3,500 metric tons per year to 4,000 metric tons per year and we remain on schedule to make our first commercial shipment in the first half of 2009 and expect to have the plant operating at full capacity by the first half of 2010.

New/Amended Customer Contracts

Jiangxi Kinko Energy Co., Ltd. In July 2008, we entered into a supply agreement with Jiangxi Kinko Energy Co., Ltd., or Kinko, for the sale and delivery of polysilicon to Kinko over a ten-year period beginning in November 2009, or the Kinko Supply Agreement. Under the Kinko Supply Agreement, up to approximately $298 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions. The Kinko Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Kinko each month and each year at set prices from the date of the first shipment in 2009, for a continuous period of ten years.

Under the Kinko Supply Agreement, Kinko paid us a cash deposit of $10 million as a prepayment for future product deliveries, and is required to pay us an additional $45 million, as a prepayment for future product deliveries, in increments of $20 million and $25 million on or before December 20, 2008, and March 31, 2009, respectively. As security for its $45 million prepayment obligation, Kinko was required to deliver to us a $20 million stand-by letter of credit on or before August 31, 2008 and an additional $25 million stand-by letter of credit on or before December 31, 2008. Kinko currently is in technical default of its obligation to provide the $20 million stand-by letter of credit by August 31, 2008 and, accordingly, we have the option to terminate the agreement and retain the $10 million initial cash deposit as liquidated damages; however we have not elected to do so at this time.

Tianwei New Energy (Chengdu) Wafer Co., Ltd. In August 2008, we entered into a supply agreement with Tianwei New Energy (Chengdu) Wafer Co., Ltd., or Tianwei, for the sale and delivery of polysilicon to Tianwei over a ten-year period beginning in March 2010, or the Tianwei Supply Agreement No. 1. Under the Tianwei Supply Agreement No. 1, up to approximately $284 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions. The Tianwei Supply Agreement No. 1 provides for the delivery of predetermined volumes of polysilicon to us and purchase of these volumes by Tianwei each month and each year at set prices from the date of the first shipment in 2010, for a continuous period of ten years.

In September 2008, we entered into a second supply agreement with Tianwei for the sale and delivery of polysilicon over a ten-year period beginning in April 2010, or the Tianwei Supply Agreement No. 2. Under the Tianwei Supply Agreement No. 2, up to approximately $227 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions. The Tianwei Supply Agreement No. 2 provides for the delivery of predetermined volumes of polysilicon to us and purchase of these volumes by Tianwei each month and each year at set prices from the date of the first shipment in 2010, for a continuous period of ten years.

Under the Tianwei Supply Agreement No. 1, Tianwei has paid us a cash deposit of $30 million, as a prepayment for future product deliveries. This includes a $15 million initial cash deposit, plus $15 million that was to be paid on November 15, 2008, but which Tianwei paid to us ahead of schedule, in October 2008. In exchange for Tianwei agreeing to advance this payment to us, we entered into Amendment to Supply Agreement No. 1 and Amendment to Supply Agreement No. 2 pursuant to which we agreed to: (i) increase Tianwei’s allocation of our planned 2009 production output that is not allocated to our other customers, and (ii) adjust the schedule by which we will credit Tianwei’s prepayments against our future product deliveries under both Supply Agreement No. 1 and Supply Agreement No. 2 (see below). In addition to the $30 million that has been paid through October 2008. Tianwei is required to pay an additional $15 million, as a prepayment for future product deliveries, on or before January 15, 2009, with a final payment of $5 million conditioned upon shipment of specified product volumes. As security for Tianwei’s $15 million prepayment obligation, Tianwei delivered to us a $30 million stand-by letter of credit. Under the Tianwei Supply Agreement No. 2, Tianwei has paid us a cash deposit of $10 million, as a prepayment for future product deliveries. In addition to the $10 million initial cash deposit, Tianwei is required to pay an additional $26 million, as a prepayment for future product deliveries in two installments of $12 million on or before December 15, 2008 and April 30, 2009, respectively, with a final payment of $2 million conditioned upon shipment of specified product volumes. If Tianwei does not pay when due any of the remaining $15 million prepayment under the Tianwei Supply Agreement No. 1, or the remaining $26 million prepayment under the Tianwei Supply Agreement No. 2, then we may immediately terminate the Tianwei Supply Agreement No. 1 or Tianwei Supply Agreement No. 2, as applicable, and retain all deposits that have been paid as of the date of termination as liquidated damages.

Wealthy Rise International, Ltd. In September 2008, we entered into a supply agreement with Wealthy Rise International, Ltd., a wholly-owned subsidiary of Solargiga Energy Holdings, Ltd., or Solargiga, for the sale and delivery of polysilicon to Solargiga over a ten-year period beginning in March 2010, or the Solargiga Supply Agreement. Under the Solargiga Supply Agreement, up to approximately $455 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions. The Solargiga Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Solargiga each month and each year at set prices from the date of the first shipment in 2010, for a continuous period of ten years.

Under the Solargiga Supply Agreement, Solargiga has agreed to pay us an aggregate of $68 million in prepayments for future product deliveries, including $22 million that was to be paid to us in September 2008; however, Solargiga has failed to pay this cash deposit on schedule. We are in discussions with Solargiga to receive the late payment, and expect to either amend our contract with Solargiga, or terminate the supply agreement altogether. In the event we terminate the Solargiga Supply Agreement, we expect to replace the unmet prepayment commitments by reselling the polysilicon capacity to other current or future customers. In addition to the $22 million initial cash deposit, Solargiga is required to pay an additional $46 million, as a prepayment for future product deliveries, in increments of $21 million, and $20 million on or before December 20, 2008, and March 31, 2009, respectively, with a final $5 million being payable when we complete aggregate shipments of a specified volume of products to Solargiga. As security for Solargiga’s $46 million future prepayment obligation, Solargiga is required to deliver to us a $46 million stand-by letter of credit by November 4, 2008. If Solargiga does not deliver the $46 million stand-by letter of credit by November 4, 2008, or pay any installment of the $46 million deposit when due, then we may immediately terminate the Solargiga Supply Agreement and retain all deposits that have been paid as of the date of termination as liquidated damages

Solarfun Power Hong Kong Limited. In May 2008, we entered into a supply agreement with Solarfun Power Hong Kong Limited, a subsidiary of Solarfun Power Holdings Co., Ltd., or Solarfun, for the sale and delivery of polysilicon to Solarfun over a ten-year period beginning in July 2009, or the Solarfun Supply Agreement. Under the Solarfun Supply Agreement, up to approximately $384 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions. The Solarfun Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Solarfun each month and each year at set prices from the date of the first shipment in 2009, for a continuous period of ten years. In addition, under the Solarfun Supply Agreement, Solarfun is required to pay us $44 million, in addition to the $11 million previously paid, as a prepayment for future product deliveries, in increments of $19 million, $20 million, and $5 million, on or before September 30, 2008, March 31, 2009, and March 31, 2010, respectively. Hoku Scientific and Hoku Materials are joint beneficiaries to a stand-by letter of credit in the amount of $44 million issued by Citibank N.A., as security for Solarfun’s prepayment obligations to us.

In October 2008, we entered into an amended supply agreement with Solarfun, or the Solarfun Amendment No. 1. Under the Solarfun Amendment No.1, we cancelled Solarfun’s $44 million letter of credit. In return, Solarfun paid us $21 million, consisting of the $19 million payment currently due, plus an accelerated $2 million payment from the $20 million prepayment which is not due until March 31, 2009. In addition, Solarfun Holdings Co., Ltd. has signed the Solarfun Amendment No. 1 as guarantor for all of Solarfun’s $44 million in prepayment obligations that were previously guaranteed by the letter of credit. The Solarfun Amendment No. 1 also provides that if Solarfun fails to timely make any of these prepayments, then we may cancel the Solarfun Supply Agreement and retain all deposits previously paid. Finally, the Solarfun Amendment No. 1 amends the Solarfun Supply Agreement to allow us to suspend shipment of polysilicon to Solarfun if Solarfun fails to timely make its $5 million prepayment due on March 31, 2010.

Polysilicon Facility Construction and Financing Update

In January 2008, we entered into an Amended and Restated Supply Agreement, or the Sanyo Supply Agreement, with Sanyo Electric Co., Ltd., or Sanyo, for the sale and delivery of polysilicon to Sanyo over a ten-year period beginning in January 2010. In August 2008, we and Sanyo agreed to terminate the Sanyo Supply Agreement due to our inability to raise the $150 million in financing required by the Sanyo Supply Agreement, and the failure of the parties to agree to the terms of an amended supply agreement. Following the termination of the Sanyo Supply Agreement, we returned the $2 million prepayment that Sanyo had previously paid to us, and authorized the release to Sanyo of approximately $109 million of Sanyo’s cash that was previously deposited into an escrow account. Neither we nor Sanyo has any continuing obligation to the other party under the Sanyo Supply Agreement.

In June 2007, we entered into a supply agreement with Global Expertise Wafer Division Ltd., or GEWD, for the sale and delivery of polysilicon to GEWD over a seven-year period beginning in 2009, or the GEWD Supply Agreement. Each party, however, had the right to terminate the Supply Agreement if, on or before May 31, 2008, the Company had not secured financing to procure its planned polysilicon production plant in Pocatello, Idaho. In September 2008, we exercised our right to terminate the GEWD Supply Agreement due to our inability secure financing to procure our planned polysilicon production plant in Pocatello, Idaho, and failure of the parties to agree to the terms of an amended agreement. Following the termination of the GEWD Supply Agreement, we returned the $2 million prepayment that GEWD had previously paid to us, and returned a $25 million letter of credit that had been issued to us on behalf of GEWD by Dresdner Bank. Neither we nor GEWD has any continuing obligation to the other party under the GEWD Supply Agreement.

During the quarter ended September 30, 2008, the structural support racks for the first of two vent gas recovery systems were completed and we received and installed the first shipment of vent gas storage and processing vessels. In addition, we have installed the underground cooling water loops, and construction is proceeding according to schedule for all major functional areas. We also confirmed that five Siemens-process reactors had been completed by GEC/MSA and are expected to arrive at our polysilicon plant in November 2008. The remaining eleven reactors from our first order of 16 reactors are expected to arrive at the project site by December 2008. A second order of twelve reactors is planned for November 2008, with delivery expected in the second quarter of calendar year 2009. This schedule supports our plans to commence shipments of polysilicon in the first half of calendar year 2009, and to ramp-up production throughout 2009 and reach full production in the first half of calendar year 2010. We had previously stated that the reactors would be shipped in August 2008; however, we rescheduled the shipment to align with the construction of certain related infrastructure. The additional work performed will help towards our ability to efficiently install the reactors and does not change our ramp up schedule.

In September 2008, we announced that we will increase our annual production forecast from 3,500 metric tons to 4,000 metric tons, which is confirmed by our project engineering team, technology licensors, and equipment vendors. To support this additional capacity, we have expanded and finalized our power supply agreement with Idaho Power and secured the necessary air emissions permits for increased production.

We originally estimated that it would cost approximately $390 million to engineer, procure and construct a 3,500 metric ton per annum polysilicon production plant. While there may be cost increases related to the revised 4,000 metric ton capacity, we do not believe we will be required to procure any major additional equipment, however, we are continuing to review the $390 million forecasted cost to complete the plant.

As of September 30, 2008, we had signed polysilicon supply agreements with Wuxi Suntech Power Co., Ltd., or Suntech, Solarfun Power Hong Kong Limited, or Solarfun, Kinko, Tianwei and Solargiga. The aggregate amount of polysilicon that we are required to deliver under these supply agreements is greater than our previously announced planned polysilicon facility capacity of 3,500 metric tons per year, but such amount is less than our recently announced planned production capacity of 4,000 metric ton per year. We do not expect to sign any new supply contracts except in connection with any planned future plant expansion beyond 4,000 metric tons per year.

As of September 30, 2008, we had contributed approximately $88.7 million to the costs of construction of our polysilicon plant. We plan on funding the remaining construction costs through customer prepayments and through debt or equity financing. As of September 30, 2008, under our supply agreements, we had received $48 million from our current customers. In October 2008, we received subsequent prepayments from Solarfun and Tianwei in the amounts of $21 million and $15 million respectively, for an aggregate total of $84 million in customer prepayments received through October 2008. According to the terms of our existing polysilicon supply agreements, we are scheduled to receive an additional $222 million in future customer prepayments. As noted above Solargiga has not yet made its initial deposit of $22 million, and if we choose to terminate this contract, the additional customer prepayments will total $154 million subsequent to October 2008, not including any deposits gain from reselling the capacity currently allocated to Solargiga.

In September 2008, we also announced our plans to move our pilot production and polysilicon reactor demonstration into the first quarter of calendar year 2009. We were planning on executing our reactor demonstration as early as possible in order to trigger milestone prepayments from customers, which included GEWD and Sanyo; however since our current supply contracts do not require a pilot production demonstration in 2008, we rescheduled the test for early 2009 where it fits naturally in the plant ramp-up. This change does not reflect any delay in our construction and we are on schedule to make our first commercial shipment in the first half of 2009 and expect to have the plant operating at full capacity by the first half of 2010.

During the three and six months ended September 30, 2008, we incurred an operating loss of $624,000 and $1.3 million, respectively, relating to Hoku Materials which consisted of expenses primarily related to payroll, travel expenses, and professional fees. In addition, as of September 30, 2008, we had capitalized $58.3 million related to Hoku Materials’s construction costs for the Idaho plant and $30.4 million related to equipment deposits for the Idaho plant.

Hoku Solar

We incorporated Hoku Solar to design, engineer and install PV systems and related services. Due to the change in our business strategy to not manufacture solar modules along with our downsizing of our fuel cell business, we are exploring the sale of our land and facility in Kapolei, Hawaii and the relocation to a leased warehouse and office space on the island of Oahu, Hawaii.

In July 2008, we entered into an agreement with Operating Engineers Local Union No. 3 - District 17 - Hawaii, or Operating Engineers, for the sale of our fee simple interest in our real property and improvements, including our corporate headquarters, in Kapolei, Hawaii, or the Property. The aggregate purchase price that would be paid to us at the closing of the purchase and sale of the Property is $5.8 million, subject to the satisfaction of certain closing conditions and contingences, including the completion of Operating Engineers due diligence review of the Property to its satisfaction, the successful sale by Operating Engineers of its real property and improvements in Honolulu, Hawaii, and the ability of Operating Engineers to obtain third party mortgage financing for the purchase of the Property.

In July 2008, we entered into a six month credit facility of up to $3.5 million with Bank of Hawaii. Loans under the credit facility will bear interest, dependent upon our election at the time of the advance, at either: (1) a floating rate per annum equal to the sum of the primary index rate established from time to time by the Bank of Hawaii, or (2) a rate per annum equal to the sum of LIBOR for such LIBOR interest period plus 1.50%. Loans under the credit facility are secured by our land and building in Kapolei, Hawaii. As of September 30, 2008, we borrowed $3.4 million and have used these funds to pay, in part, certain expenses related to our solar businesses. The expected proceeds from the sale of our land and building will be used to pay-off the line of credit.

In October 2008, we were selected by the Hawaii State Department of Transportation, or DOT, to design, engineer and install PV systems at airports across the state of Hawaii and entered into a series of agreements with the DOT. Under these agreements, the DOT will purchase up to an aggregate of 779 kilowatts of solar electricity generated by PV systems to be installed, owned and operated by us at a predetermined rate over a contract period of 20 years. We plan to install the PV power systems at multiple DOT properties including Lihue Airport, Kahului Airport, Kona International Airport at Keahole and Hilo International Airport beginning in calendar year 2008. The PV system installations are subject to our ability to obtain third party financing for procurement and construction costs.

During the three and six months ended September 30, 2008, we incurred an operating loss of $55,000 and operating income of $95,000, respectively, relating to Hoku Solar, primarily due to the successful completion of PV installations for Paradise Beverages and Resco, Inc., offset by operating expenses which mainly consisted of payroll expenses, including stock-based compensation, and professional fees.

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

We continue to pursue patent applications in order to protect our technology, inventions and improvements related to our fuel cell products; however, we are not currently pursuing any new contracts or committing resources to further develop our fuel cell products.

During the three and six months ended September 30, 2008, we incurred an operating loss of $7,000 and $18,000, respectively, relating to Hoku Fuel Cells.

Financial Operations Review

During the six months ended September 30, 2008, we derived all of our revenue through PV system installation and related services performed by Hoku Solar. We expect that all of our revenue will be derived through PV system installations and the sale of electricity until the first half of calendar year 2009, when Hoku Materials is expected to generate revenue through the sale of polysilicon manufactured at our planned polysilicon production facility in Pocatello, Idaho.

Hoku Solar

During the six months ended September 30, 2008, substantially all of our revenue was comprised of commercial PV system installations. Our revenue was generated primarily from installations for Paradise Beverages of $3.1 million and for Resco, Inc. of $655,000.

Consolidated Results of Operations

The following analysis of the unaudited consolidated financial condition and results of operations of Hoku Scientific, Inc. and its subsidiaries should be read in conjunction with the consolidated unaudited financial statements and the related notes thereto in this Quarterly Report on Form 10-Q.

Comparison of Three Months Ended September 30, 2008 and 2007

Revenue. Revenue was $1.9 million for the three months ended September 30, 2008 compared to $239,000 for the same period in 2007. Revenue for the three months ended September 30, 2008 was primarily comprised of PV system installations and resale of solar inventory compared to service and license revenue from contracts with the U.S. Navy for the same period in 2007.

Cost of Revenue. Cost of revenue was $1.5 million for the three months ended September 30, 2008 compared to $195,000 for the same period in 2007. The cost of revenue for the three months ended September 30, 2008 primarily related to PV system installations and resale of solar inventory compared to cost of revenue from contracts with the U.S. Navy contracts for the same period in 2007. Cost of revenue primarily consisted of employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.1 million for the three months ended September 30, 2008 compared to $1.3 million for the same period in 2007. The decrease of $211,000 was primarily due to the loss on the resale of solar cells of $286,000 in the prior year.

Research and Development Expenses. There were $0 of research and development expenses for the three months ended September 30, 2008 compared to $39,000 for the same period in 2007 due to a shift in business strategy from fuel cells to solar.

Interest and Other Income (Loss). Interest and other loss was $687,000 for the three months ended September 30, 2008, compared to interest and other income of $261,000 for the same period in 2007. The decrease of $948,000 was primarily due to the unrealized loss related to our foreign currency (Euro) forward contracts of $780,000 and lower average balances of cash, cash equivalent and short-term investments and related interest rates.

Comparison of Six Months Ended September 30, 2008 and 2007

Revenue. Revenue was $4.1 million for the six months ended September 30, 2008 compared to $1.3 million for the same period in 2007. Revenue for the six months ended September 30, 2008 was primarily comprised of PV system installations and resale of solar inventory compared to service and license revenue from contracts with the U.S. Navy for the same period in 2007.

Cost of Revenue. Cost of revenue was $3.0 million for the six months ended September 30, 2008 compared to $953,000 for the same period in 2007. The cost of revenue for the six months ended September 30, 2008 was primarily related to PV system installations and resale of solar inventory compared to cost of revenue from contracts with the U.S. Navy contracts for the same period in 2007. Cost of revenue primarily consisted of employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.3 million for the six months ended September 30, 2008 compared to $2.4 million for the same period in 2007. The decrease of $134,000 was primarily due to the losson the resale of solar cells and write-down of solar and fuel cell equipment of $286,000 and $76,000, respectively, and higher application of other direct and indirect charges of $193,000 in the prior year as compared to the current period. The decrease was offset by, increases in employee compensation, including stock-based compensation, of $341,000, interest and bank loan expenses of $45,000 and travel expenses of $39,000.

Research and Development Expenses. There were $0 of research and development expenses for the six months ended September 30, 2008 compared to $82,000 for the same period in 2007 due to a shift in business strategy from fuel cells to solar.

Interest and Other Income. Interest and other income was $51,000 for the six months ended September 30, 2008, compared to $480,000 for the same period in 2007. The decrease of $429,000 was primarily due to the unrealized loss of $268,000 related to our foreign currency forward contracts and lower average balances of cash, cash equivalent and short-term investments and related interest rates.

Liquidity and Capital Resources

We have incurred cumulative net losses, and as of September 30, 2008, we have an accumulated deficit of $13.4 million. During the six months ended September 30, 2008, Hoku Materials generated $0 of revenue. Our revenue was limited to our PV system installations primarily from Hoku Solar contracts and resale of solar inventory. All of our Hoku Fuel Cell contracts were completed in fiscal 2008, and at this time, we do not believe we will receive any meaningful revenue from Hoku Fuel Cell products and services in the foreseeable future.

In September 2008, we announced that we would be increasing our planned polysilicon facility capacity from 3,500 metric tons per year to 4,000 metric tons per year. We believe that the increase will not require the purchase of any additional polysilicon reactors, trichlorosilane production equipment, or vent gas recovery equipment. Our original estimated construction cost for a facility capable of producing 3,500 metric tons of polysilicon per year was $390 million; however, we have not yet determined the additional cost associated with the increase in our planned production output from 3,500 to 4,000 metric tons per year. As of September 30, 2008, we had contributed approximately $88.7 million to the construction costs of our polysilicon plant and we plan on funding the remaining construction costs through customer prepayments under our agreements with Suntech, Solarfun, Kinko, Tianwei and Solargiga and through debt or equity financing. As of September 30, 2008, we had received $48 million from our customers in prepayments under our supply agreements and expect to receive an additional $258 million in customer prepayments.

If any of our contracts with Suntech, Solarfun, Kinko, Tianwei and Solargiga is terminated, our business will be materially harmed. In addition, we may be required to return any deposits and advance payments received up to the date of the termination, which as of September 30, 2008 was an aggregate of $48 million relating to our six supply agreements (two with Tianwei) and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of our production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the terminated agreements or at all. If we are unable to secure new funds, we will not be able to complete construction of our production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

In July 2008, we entered into a six month credit facility of up to $3.5 million with Bank of Hawaii. Loans under the credit facility will bear interest, dependent upon our election at the time of the advance, at either: (1) a floating rate per annum equal to the sum of the primary index rate established from time to time by the Bank of Hawaii, or (2) a rate per annum equal to the sum of LIBOR for such LIBOR interest period plus 1.50%. Loans under the credit facility will be secured by our fee simple interest in our real property and improvements, including our corporate headquarters, in Kapolei, Hawaii. As of September 30, 2008, we had received $3.4 million under the facility and have used these funds to pay, in part, certain capital expenditures related to our solar businesses.

In July 2008, we also entered into an agreement with Operating Engineers Local Union No. 3 - District 17 - Hawaii for the sale of our fee simple interest in our real property and improvements, including our corporate headquarters, in Kapolei, Hawaii for $5.8 million. The net proceeds from the sale are to be used to repay the credit facility with Bank of Hawaii.

In October 2008, we entered into a Disbursement Request and Authorization; Promissory Note; and Assignment of Deposit Account, or collectively, the Loan Agreement, with First Hawaiian Bank. The aggregate principal amount loaned to us under the Loan Agreement is $5.0 million. The principal amount of the loan, as well as all outstanding interest, is due on January 1, 2009. In addition, we are obligated to make regular monthly interest payments beginning on November 1, 2008. The interest rate will be First Hawaiian Bank’s Prime Interest Rate, which is subject to change from time to time, and which was 5.00% on October 3, 2008. The loan is secured by $5.0 million in cash contained in an account at First Hawaiian Bank. We plan to use the proceeds from the Loan Agreement to finance expenses related to our polysilicon production facility in Idaho.

Net Cash Provided By/Used In Operating Activities. Net cash used in operating activities was $1.3 million for the six months ended September 30, 2008 compared to net cash provided by operating activities of $1.4 million for the same period in 2007. The net cash used in operating activities was primarily due to the return of material supply agreement deposits of $4.0 million and increases in accounts receivable and inventory, partially offset by increases in accounts payable and other accrued expenses and decreases in other current assets, as compared to the same period in 2007.

Net Cash Used In Investing Activities. Net cash used in investing activities was $57.3 million for the six months ended September 30, 2008 compared to $1.6 million for the same period in 2007. The net cash used in investing activities during the six months ended September 30, 2008 was primarily due to the capitalization of funds to pay for an increase in construction costs in 2008 of $57.4 million related to our polysilicon facility and lower net cash inflows from short-term investments by $8.6 million compared to the same period in 2007, partially offset by a decrease in restricted cash requirements.

Net Cash Provided By Financing Activities. Net cash provided by financing activities was $44.7 million for the six months ended September 30, 2008 compared to $7.3 million for the same period in 2007. The net cash provided by financing activities during the six months ended September 30, 2008 was primarily due to $35.0 million in deposits received from supply agreements for polysilicon deliveries and the sale of 1,160,716 shares of our common stock for net proceeds of approximately $6.7 million compared to proceeds from a note payable for the same period in 2007.

Contractual Obligations

The following table summarizes the contractual obligations that existed at September 30, 2008:

Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Construction in progress	$174,988	$174,988	$—	$—	$—
Equipment purchases	87,007	83,449	3,558	—	—
Foreign currency agreements	8,170	8,170	—	—	—
Note payable	3,380	3,380	—	—	—
Deposits - Hoku Solar	532	532	—	—	—
Deposits - Hoku Materials	48,000	—	34,572	11,428	2,000

Total	$322,077	$270,519	$38,130	$11,428	$2,000

Stone & Webster, Inc. We entered into an agreement with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering, procurement, and construction management services, or the EPCM Agreement, for the construction of a polysilicon production plant with an annual capacity of 3,500 metric tons. Under the EPCM Agreement, S&W will provide the engineering services to complete the design and plan for construction of the polysilicon plant, along with procurement and construction management services. S&W will be paid on a time and materials basis plus a fee for its services and incentives if certain schedule and cost targets are met. The target cost for the services to be provided under the EPCM Agreement is $50.0 million, plus up to $5.0 million of additional incentives that may be payable. During the six months ended September 30, 2008, we made payments to S&W of $9.2 million, and as of September 30, 2008, we had paid S&W an aggregate amount of $14.9 million.

JH Kelly LLC. We entered into an agreement with JH Kelly LLC., or JH Kelly, for construction services for the construction of a polysilicon production plant with an annual capacity of 3,500 metric tons, or the Construction Agreement. We will pay JH Kelly on a time and materials basis plus a fee for its services and incentives if certain schedule, cost and safety targets are met. The target cost for the services to be provided under the Construction Agreement is $145.0 million, including up to $5.0 million of incentives that may be payable. During the six months ended September 30, 2008, we made payments to JH Kelly of $14 million, and as of September 30, 2008, we had paid JH Kelly an aggregate amount of $18.2 million.

Dynamic Engineering Inc. We entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license, for the process to produce and purify trichlorosilane, or TCS. Under the agreement, Dynamic is obligated to design and engineer a TCS production facility that is capable of producing 20,000 metric tons of TCS for our planned 3,500 metric tons per year polysilicon production plant in Pocatello, Idaho. The Dynamic process is to be integrated by S&W into the overall polysilicon production facility, and will be constructed by JH Kelly. Dynamic's engineering services will be provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that we may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the completed facility, and has agreed to indemnify us for any third party claims of intellectual property infringement. In April 2008, we amended the agreement to eliminate our obligation to indemnify and hold Dynamic harmless from any damages in excess of $5 million that arise out of the agreement, and/or Dynamic’s performance under the agreement, including claims that Dynamic acted negligently, whether the damages arise from claims by us or any third party. During the six months ended September 30, 2008, we made payments to Dynamic of $2.5 million, and as of September 30, 2008, we had paid Dynamic an aggregate amount of $4.8 million.

GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. We entered into a contract with GEC Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, we will pay up to a total of 20.9 million Euros for the reactors. The reactors are designed and engineered to produce approximately 2,000 metric tons of polysilicon per year. The term of the contract extends until the end of the first month after the expiration date of the warranty period, but may be terminated earlier under certain circumstances. During the six months ended September 30, 2008, we made payments to GEC and MSA of 5.8 million Euros or $9.5 million and as of September 30, 2008, we had paid GEC and MSA an aggregate amount of 12.1 million Euros or$18.3 million.

In March 2008, we entered into a new polysilicon reactor supply contract with GEC to give us the option to purchase additional polysilicon reactors for the production of up to 8,000 metric tons of polysilicon per year. Under this new agreement, we have an option, without obligation, to order reactors at any time over a twelve-month period at predetermined pricing and delivery terms. We expect we will exercise the option to purchase additional reactors necessary for our planned annual capacity of 4,000 metric tons of polysilicon; however, the amount of additional reactors beyond 4,000 metric tons of polysilicon per year will be contingent on additional customer contracts we may sign.

We have confirmed that five Siemens-process reactors had been completed by GEC/MSA and are expected to arrive at our polysilicon plant in November 2008. The remaining eleven reactors from our first order of 16 reactors are expected to arrive at the project site by December 2008. A second order of twelve reactors is planned for November 2008, with delivery expected in the second quarter of calendar year 2009.

Idaho Power Company. In December 2007, we entered into an agreement with Idaho Power Company, or Idaho Power, to complete the construction of the electric substation to provide power for our planned polysilicon production plant in Pocatello, Idaho, or the Idaho Power Agreement. We are obligated to pay Idaho Power an aggregate of $14.8 million for the completion of the substation and associated facilities. Under the terms of the Idaho Power Agreement, the substation and associated facilities are scheduled to be completed on or before February 15, 2009. The Idaho Power Agreement provides that Idaho Power may invoice us additional amounts for temporary power to enable the start-up and operation of the planned polysilicon production plant prior to February 15, 2009.

In September 2008, we amended and restated the Idaho Power Agreement by entering into an Amended and Restated Agreement for Construction of Hoku Electric Substation and Associated Facilities, or the Amended Idaho Power Agreement. Under the Amended Idaho Power Agreement, Idaho Power agrees to construct an electric substation and associated transmission facilities with an increased capacity beyond what was provided for in the original Idaho Power Agreement. Idaho Power estimates that the costs of construction under the Amended Idaho Power Agreement will increase to $16.5 million. The Amended Idaho Power Agreement also provides that upon completion of construction, there will be a true-up of actual construction costs, so that either we will be refunded any monies we have paid to Idaho Power over and above the actual costs of construction, or we will pay Idaho Power any additional construction costs beyond the estimated amount. Idaho Power will use commercially reasonable efforts to provide us with transmission services for specified wattages by May 18, 2009, and July 19, 2009, and to complete construction of the expanded electric substation and associated transmission facilities by August 19, 2009.

Pursuant to the Amended Idaho Power Agreement, during the six months ended September 30, 2008, we made payments to Idaho Power of $6.7 million, and as of September 30, 2008, we had paid Idaho Power Company an aggregate amount of $11.3 million.

In September 2008, we entered into an Electric Service Agreement with Idaho Power for the supply of electric power and energy to us for use in our polysilicon facility, subject to the approval of Idaho’s Public Utilities Commission, or the ESA. The term of the ESA is four years, beginning on June 1, 2009. During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to us at certain fixed rates, which are subject to change only by action of the Idaho Public Utilities Commission. After the initial term of the ESA expires, either we or Idaho Power may terminate the ESA without prejudice. If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to us at the same fixed rates.

Bank of Hawaii. In January 2008, we entered into agreements with Bank of Hawaii to purchase in increments an aggregate amount of 8.7 million Euros on various maturity dates beginning in April 2008 and ending in July 2010 at a fixed U.S. dollar amount of $12.8 million. We expect to use the purchased Euros to make payments pursuant to the amended GEC and MSA contracts, for the purchase of hydrogen reduction and hydrogenation reactors for the production of polysilicon. The agreements are considered derivatives as the forward exchange contract with the Bank of Hawaii is used to hedge our commitment related to the acquisition of the reactors from GEC and MSA. As of September 30, 2008, the remaining aggregate amount under the agreements was 5.6 million Euros.

As part of the agreements, we are required to maintain deposits with Bank of Hawaii for 20% of the notional value of the outstanding transactions, which can fluctuate based on the U.S. Dollar/Euro exchange rate. We earn interest on our deposit, which is recorded as restricted cash. As of September 30, 2008, our restricted cash balance related to these deposits was $1.6 million.

In October 2008, we settled the remaining agreements entered in January 2008 with Bank of Hawaii by purchasing an aggregate amount of 5.6 million Euros prior to their maturity dates extending through July 2010 that were outstanding. As a result of the early settlement of the remaining contracts, we recognized $688,000 in realized losses in October 2008 and the related deposits, which were recorded as restricted cash, were released by Bank of Hawaii. As of October 2008, neither we nor Bank of Hawaii has any continuing obligations to the other party under those agreements.

In July 2008, we entered into a six month credit facility of up to $3.5 million with Bank of Hawaii. Loans under the credit facility will bear interest, dependent upon our election at the time of the advance, at either: (1) a floating rate per annum equal to the sum of the primary index rate established from time to time by the Bank of Hawaii, or (2) a rate per annum equal to the sum of LIBOR for such LIBOR interest period plus 1.50%. Loans under the credit facility are secured by our fee simple interest in our real property and improvements, including our corporate headquarters, in Kapolei, Hawaii. During the three months ended September 30, 2008, we received $3.4 million under the facility, which is the payable balance as of September 30, 2008, and we have used these funds to pay, in part, certain capital expenditures related to our solar businesses.

In July 2008, we also entered into an agreement with Operating Engineers Local Union No. 3 - District 17 - Hawaii for the sale of our fee simple interest in our real property and improvements, including our corporate headquarters, in Kapolei, Hawaii for $5.8 million. The net proceeds from the sale are to be used to repay the credit facility with Bank of Hawaii.

Saft Power Systems USA, Inc. We entered into an agreement with Saft Power Systems USA, Inc., or Saft, for the purchase and sale of thyroboxes, earth fault detection systems, and related technical documentation and services, or the Deliverables. Under the agreement, Saft is obligated to manufacture and deliver the Deliverables, which are used as the power supplies for the polysilicon deposition reactors to be used in our planned polysilicon production plant. The total fees payable to Saft for all Deliverables under the agreement is approximately $13 million, which is payable in five installments, beginning in April 2008. Provided that we are current on all payments, Saft guarantees the shipment dates of the Deliverables in stages, beginning in September 2008, with the final Deliverables shipping in February 2009. During the six months ended September 30, 2008, we made payments to Saft of $2.6 million, and as of September 30, 2008, we had paid Saft an aggregate amount of $2.6 million. We believe we are current on our payments.

PVA Tepla Danmark. In April 2008, we entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for our polysilicon production plant. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to our end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total fees payable to PVA is approximately $6 million, which is payable in four installments beginning in August 2008. Provided that we are current on all payments, PVA guarantees all slim rod pullers and float zone crystal pullers will be shipped within ten months after we pay the first 30% of the total agreement amount. PVA has also agreed to use its best efforts to deliver at least one slim rod puller within six months after receipt of the 30% initial payment. During the six months ended September 30, 2008, we made payments to PVA of $1.9 million, and as of September 30, 2008, we had paid PVA an aggregate amount of $1.9 million.

Operating Capital and Capital Expenditure Requirements

As we invest resources towards our polysilicon manufacturing and PV systems installation service businesses, develop our products, expand our corporate infrastructure, prepare for the increased production of our products and evaluate new markets to grow our business, we expect that our expenses will continue to increase and, as a result, we will need to generate significant revenue to achieve profitability.

We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts. We believe that our cash, cash equivalent and short-term investment balances will be sufficient to meet the anticipated capital expenditures and cash requirements for Hoku Solar and Hoku Fuel Cells through at least the next 12 months. In September 2008, we announced that we would be increasing our planned polysilicon facility capacity from 3,500 metric tons per year to 4,000 metric tons per year. We believe that the increase will not require the purchase of any additional polysilicon reactors, trichlorosilane production equipment, or vent gas recovery equipment. Our original estimated construction cost for a facility capable of producing 3,500 metric tons of polysilicon per year was $390 million; however we have not yet determined the additional cost associated with the increase in our planned production output from 3,500 to 4,000 metric tons per year. As of September 30, 2008, we have contributed approximately $88.7 million to the construction costs of our polysilicon plant and we plan on funding the remaining construction costs through customer prepayments under our agreements with Suntech, Solarfun, Kinko, Tianwei and Solargiga and through debt or equity financing. As of September 30, 2008, we had received $48 million in customer prepayments under our supply agreements, and expect to receive an additional $258 million in customer prepayments.

The sale of additional equity and/or convertible debt instruments may result in additional dilution to our current stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization and manufacturing activities, which could harm our business. Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1A. “Risk Factors” and the section above entitled “Forward-Looking Statements.”

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our unaudited consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles for interim financial statements and the instructions to Form 10-Q and Regulation S-X. The preparation of these unaudited consolidated financial statements requires us to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Revenue Recognition. Revenue from polysilicon and PV system installations and the resale of PV system installation inventory is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectability of the arrangement fee is reasonably assured. PV system installation contracts may have several different phases with corresponding progress billings; however, revenue is generally recognized when the installation is complete.

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

Stock-Based Compensation . We account for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). In accordance with SFAS 123(R), the fair value of stock options and/or restricted stock awards granted to our employees and non-employees is determined using the Black-Scholes pricing model. The Black-Scholes pricing model requires the input of several subjective assumptions including the expected life of the option/restricted stock award and the expected volatility of the option/restricted stock award at the time the option/restricted award is granted. The fair value of our option/restricted award, as determined by the Black-Scholes pricing model, is expensed over the requisite service period, which is generally five years for stock options and varies between two and five years for restricted stock awards.

Prior to our initial public offering, there was an absence of an active market for our common stock, and therefore our board of directors estimated the market value of our common stock on the date of grant of the stock option based on several factors, including progress and milestones achieved in our business and sales of our preferred stock. We did not obtain contemporaneous valuations from a valuation specialist during this period. Subsequent to our initial public offering, the market value is based on the public market for our common stock. Due to our limited operating history, we have assumed a volatility of 100% based on competitive benchmarks and management’s judgment and an expected life based on the average of the typical vesting period and the option’s contractual life which ranges from 6.5 to 7.5 years.

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

Off-Balance Sheet Arrangements

In January 2008, we entered into agreements with Bank of Hawaii to purchase in increments an aggregate amount of 8.7 million Euros on various maturity dates beginning in April 2008 and ending in July 2010 at a fixed U.S. dollar amount of $12.8 million. We expect to use the purchased Euros to make payments pursuant to the amended GEC and MSA contracts, for the purchase of hydrogen reduction and hydrogenation reactors for the production of polysilicon. The agreements are considered derivatives as the forward exchange contract with the Bank of Hawaii is used to hedge our commitment related to the acquisition of the reactors from GEC and MSA. As of September 30, 2008, the remaining aggregate amount under the agreements was 5.6 million Euros.

In October 2008, we settled the remaining agreements entered in January 2008 with Bank of Hawaii by purchasing an aggregate amount of 5.6 million Euros prior to their maturity dates extending through July 2010 that were outstanding. As a result of the early settlement of the remaining contracts, we recognized $688,000 in realized losses in October 2008 and the deposits related to those agreements, which were recorded as restricted cash, were released by Bank of Hawaii. As of October 2008, neither the Company nor Bank of Hawaii has any continuing obligations to the other party under those agreements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, auction instruments, corporate and government bonds and certificates of deposit. Our cash and cash equivalents as of September 30, 2008 were $13.8 million.

All of our contracts are denominated in U.S. dollars, except for our contracts with GEC and MSA which are denominated in Euros. In January 2008, we entered into agreements with Bank of Hawaii to purchase in increments an aggregate amount of up to 8.7 million Euros on various maturity dates beginning in April 2008 and ending in July 2010 at a fixed U.S. dollar amount of $12.8 million in order to economically hedge our contract commitments with GEC and MSA. As of September 30, 2008, we purchased 3.1 million Euros under the agreements and had 1.0 million Euros, or $1.5 million dollars remaining, that are subject to changes in foreign currency exchange rates, which will be applied towards payments to the amended GEC and MSA contracts for the purchase of hydrogen reduction and hydrogenation reactors for the production of polysilicon. The agreements are considered free-standing derivatives and in October 2008, we settled these forward exchange contracts entered in January 2008 with Bank of Hawaii by purchasing the remaining aggregate amount of 5.6 million Euros that were outstanding prior to their maturity dates which had extended through July 2010. As a result of the early settlement of the remaining contracts, we recognized $688,000 in realized losses in October 2008 and the deposits related to those contracts, which were recorded as restricted cash, were released by Bank of Hawaii. As of October 2008, neither we nor Bank of Hawaii has any continuing obligations to the other party under those agreements.

In October 2008, we entered into a Disbursement Request and Authorization; Promissory Note; and Assignment of Deposit Account, or collectively, the Loan Agreement with First Hawaiian Bank. The aggregate principal amount loaned to us under the Loan Agreement is $5.0 million. The principal amount of the loan, as well as all outstanding interest, is due on January 1, 2009. In addition, we are obligated to make regular monthly interest payments beginning on November 1, 2008. The interest rate will be First Hawaiian Bank’s Prime Interest Rate, which is subject to change from time to time, and which was 5.00% on October 3, 2008. The loan is secured by $5.0 million in cash contained in an account at First Hawaiian Bank. We plan to use the proceeds from the Loan Agreement to finance expenses related to our polysilicon production facility in Idaho.

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

Risks Associated With Our Business

We have a limited operating history, and have recently determined to enter the photovoltaic installations and polysilicon markets and scale back our efforts in the fuel cell market. If we are unable to generate significant revenue, our business will be harmed.

We were incorporated in March 2001 and have a limited operating history. We have cumulative net losses since our inception through the September 30, 2008.

We have recently announced a change in our main business and our intention to form a polysilicon business through our subsidiary Hoku Materials and a photovoltaic, or PV, system installation business through our subsidiary Hoku Solar. The polysilicon business includes developing production capabilities for and the eventual production of polysilicon. The PV systems installation business includes the design, engineering, procurement and installation of turnkey PV systems for residential and commercial customers. Prior to our announcement, our business was solely focused on the stationary and automotive fuel cell markets. We do not expect to generate any revenue from Hoku Fuel Cells in the foreseeable future, and Hoku Materials does not currently generate any revenue.

We have no prior experience in the polysilicon business. In order to be successful, we are devoting substantial management time, resources and funds to this new business. We intend to produce polysilicon at our planned polysilicon production facility in Pocatello, Idaho. We commenced construction in May 2007 and anticipate we will begin producing polysilicon beginning in the first half of calendar year 2009. We have encountered and expect that we will continue to encounter significant risks relating to our entering into the polysilicon industry and changes in that industry. If we are unable to address these risks and other risks successfully, our business, financial condition and results of operations likely would be adversely affected.

We need at least $390 million to construct and equip our planned polysilicon production plant, and we may be unable to raise this capital on favorable terms or at all.

Our planned entry into the polysilicon market will require us to spend significant sums to support the construction of a facility to produce polysilicon, to purchase capital equipment, to fund new sales and marketing efforts, to pay for additional operating costs and to significantly increase our headcount. As a result, we expect our costs to increase significantly, which will result in further losses before we can begin to generate significant revenue from our Hoku Materials division.

Based on our polysilicon supply agreements with customers, we plan to equip and construct a polysilicon production plant with a production capacity of 4,000 metric tons of polysilicon per year. Our original estimated construction cost for a facility capable of producing 3,500 metric tons of polysilicon per year was $390 million; however, we have not yet determined the additional cost associated with the increase in our planned production output from 3,500 to 4,000 metric tons per year. We believe that the increase will not require the purchase of any additional polysilicon reactors, trichlorosilane production equipment, or vent gas recovery equipment. As of September 30,2008, we had contributed approximately$88.7 million to the construction cost of our polysilicon plant. We plan on funding the remaining construction costs through customer prepayments and through debt or equity financing. As of September 30, 2008, we had received $48 million in customer prepayments under our supply contracts and expect to receive an additional $258 million in customer prepayments.

We have experienced delays in the receipt of customer prepayments under our agreements with Wuxi Suntech Power Co., Ltd., Solarfun Power Hong Kong Limited, Tianwei New Energy (Chengdu) Wafer Co., Ltd., Jiangxi Kinko Energy Co., Ltd. and Wealthy Rise International, Ltd.(Solargiga). If receipt of these payments or delayed, or not received at all, could result in delays in our ability to deliver polysilicon in the first half of calendar year 2009 and could materially harm our business.

Prior to obtaining additional debt or equity financing we believe we will have to, among other things, satisfy potential lenders and investors that we have adequately addressed the principal risks that: (1) the construction of the polysilicon plant is not completed on time, on budget, or at all; (2) the polysilicon plant does not operate at its full capacity; (3) the polysilicon plant fails to generate sufficient revenue to service any debt; or (4) that the financing will not be sufficient to complete the construction, procurement and start-up of our planned polysilicon plant. If we seek debt financing, we believe that we will need to accomplish and address the following:

•
obtain agreements from Wuxi Suntech Power Co., Ltd., Solarfun Power Hong Kong Limited, Jiangxi Kinko Energy Co., Ltd., Tianwei New Energy (Chengdu) Wafer Co., Ltd. and Wealthy Rise International, Ltd (Solargiga) to assign any purchase payments for polysilicon made to Hoku Materials to the lenders that may provide us with debt financing and to subordinate each of their pari-passu security interests in Hoku Materials to the senior security interest of such lenders;

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

If we fail to successfully address the risks of concern to potential lenders and investors, we may be unable to finance the construction of our planned production plant, our business will be materially and adversely affected, and we may be forced to delay, alter or abandon our planned polysilicon business operations. In addition, any delay in achieving these objectives may result in additional expense which would harm our business.

We may have difficulty managing change in our operations, which could harm our business.

To date we have expended significant financial and management resources in connection with our planned entry into the polysilicon market and the development of our PV system installation business. For example, in May 2007 we commenced construction of our planned polysilicon facility in Pocatello, Idaho. Construction of the planned polysilicon facility and the operation of the polysilicon manufacturing and PV system installation businesses will involve substantial changes to our operations and place a significant strain on our senior management team and financial and other resources, and will, among other things, require us to significantly increase our international activities; hire and train additional financial, accounting sales and marketing personnel; and make substantial investment in our engineering, logistics, financial and information systems, including implementing new enterprise-level transaction processing, operational and financial management information systems, procedures and controls.

Any failure by us to manage the expansion of our operations or succeed in these markets or other markets that we may enter in the future, may harm our business, prospects, financial condition and results of operations.

We will face intense competition in the polysilicon market from large competitors with significant operating histories and financial and technological resources. While polysilicon shortages persist, we expect competition to further intensify.

In the polysilicon market, we will compete with companies such as Hemlock Semiconductor Corporation, Renewable Energy Corporation ASA, Mitsubishi Polycrystalline Silicon America Corporation, Mitsubishi Materials Corporation, Tokuyama Corporation, MEMC Electronic Materials, Inc., and Wacker Chemie AG. In addition, we believe new companies may be emerging in China, Korea, India, Europe, Brazil, Australia, North America, and the Middle East, and new technologies, such as fluidized bed reactors and direct solidification, are emerging, which may have significant cost and other advantages over the Siemens process we are planning to use to produce polysilicon at our production facility. These competitors may have longer operating histories, greater name recognition and greater financial, sales and marketing, technical and other resources than us. As a result of these disparities, we may be unable to successfully obtain and retain the customer and supplier relationships necessary to be successful in the polysilicon market and PV system installation market, and our operating results and our businesses may suffer.

Certain polysilicon producers have announced plans to invest heavily in the expansion of their production capacities in view of the current scarcity of solar-grade silicon, strong demand and the expected strong market growth. These initiatives may increase the visibility of already-operational competitors in the industry and their promised delivery capacities, making it more difficult for us to establish market share as a new entrant especially given the fact that our production facility is not yet operational. Further, as these initiatives develop, we expect significant additional production capacity to come on-line in 2010, near in time to when our proposed polysilicon facility would become fully operational. This additional capacity may suppress prices, which could make it more difficult to retain our existing customer relationships and to make new such relationships and otherwise adversely affect our business.

We may be unsuccessful in expanding the production capacity of our polysilicon production facility.

While we believe we have physical space available to expand our polysilicon production facility to a capacity of up to 8,000 metric tons per year, we may not be able to secure access to the necessary electrical power, water supply and other necessary infrastructure and services, making an expansion difficult or impossible. In addition, we may not be able to secure additional polysilicon customers, or if we secure new customers, we may not be able to secure prepayments from them to fund the expansion.

If our supply agreement with Wuxi Suntech Power Co., Ltd. is terminated for any reason, our business will be materially harmed.

In May 2008, we amended our polysilicon supply agreement with Wuxi Suntech Power Co., Ltd., or Suntech, for the sale and delivery of polysilicon to Suntech over a ten-year period beginning in July 2009, or the Suntech Supply Agreement. Under the Suntech Supply Agreement, up to approximately $678 million may be payable to us during the ten-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions. The Suntech Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Suntech each month and each year at set prices from or before July 1, 2009, for a continuous period of ten years. Pursuant to the Suntech Supply Agreement, we granted to Suntech a security interest in all of our tangible and intangible assets related to our polysilicon business, and all equity interests in Hoku Materials owned by Hoku Scientific, to serve as collateral for our obligations under the Suntech Supply Agreement. These security interests are pari-passu with the security interests granted to Solarfun Power Hong Kong Limited, Jiangxi Kinko Energy Co., Ltd. and Tianwei New Energy (Chengdu) Wafer Co. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for plant construction.

Each party may elect to terminate the Suntech Supply Agreement under certain circumstances, including, but not limited to:

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	a material breach of the other party.

Suntech may also terminate the agreement for the following material breaches:

•	if we enter into customer commitments to deliver more than the rated capacity of our plant, subject to exceptions for planned expansion and increases in productivity; or

•	if we fail to deliver a predetermined quantity of our polysilicon product by December 2009; or

•	if we fail to complete successfully any of the polysilicon quality and production volume tests or the process implementation test set forth in the agreement within specified periods of time.

In addition, in the instance of extraordinary events, including acts of god and other events outside of our control, which result in our inability to perform under the terms of the Suntech Supply Agreement, we are afforded only a limited amount of time to cure such conditions. In the event we fail to cure the condition so that we can supply our product to Suntech or otherwise satisfy our delivery requirements by delivering to Suntech third-party polysilicon purchased in the open market, Suntech may terminate the Suntech Supply Agreement.

If the Suntech Supply Agreement is terminated for any reason, our business will be materially harmed. In addition, if the Suntech Supply Agreement is terminated by Suntech, we will be required to return any deposits and advance payments received up to the date of the termination, which is $2 million as of September 30, 2008 and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Suntech Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

If our supply agreement with Solarfun Power Hong Kong Limited is terminated for any reason, our business will be materially harmed.

In May 2008, we entered into a supply agreement with Solarfun Power Hong Kong Limited, a subsidiary of Solarfun Power Holdings Co., Ltd., or Solarfun, for the sale and delivery of polysilicon to Solarfun over a ten-year period beginning in July 2009, or the Solarfun Supply Agreement. Under the Solarfun Supply Agreement, up to approximately $384 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions. The Solarfun Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Solarfun each month and each year at set prices from the date of the first shipment in 2009, for a continuous period of ten years. Pursuant to the Solarfun Supply Agreement, we granted to Solarfun a security interest in all of our tangible and intangible assets related to our polysilicon business, and all equity interests in Hoku Materials owned by Hoku Scientific, to serve as collateral for our obligations under the Solarfun Supply Agreement. This security interest is pari-passu with the security interests granted to Suntech, Jiangxi Kinko Energy Co., Ltd. and Tianwei New Energy (Chengdu) Wafer Co., Ltd. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for plant construction.

In October 2008, we entered into an amended supply agreement with Solarfun, or the Solarfun Amendment No. 1. Under the Solarfun Amendment No.1, we will cancel Solarfun’s $44 million letter of credit. In return, Solarfun paid us $21 million, consisting of the $19 million payment currently due, plus an accelerated $2 million payment from the $20 million prepayment which is not due until March 31, 2009. In addition, Solarfun Holdings Co., Ltd., Solarfun’s corporate parent has signed the Solarfun Amendment No. 1 as guarantor for all of Solarfun’s $44 million in prepayment obligations that were previously guaranteed by the letter of credit. The Solarfun Amendment No. 1 also provides that if Solarfun fails to timely make any of these prepayments, then we may cancel the Solarfun Supply Agreement and retain all deposits previously paid. Finally, the Solarfun Amendment No. 1 amends the Solarfun Supply Agreement to allow us to suspend shipment of polysilicon to Solarfun if Solarfun fails to timely make its $5 million prepayment due on March 31, 2010.

Each party may elect to terminate the Solarfun Supply Agreement under certain circumstances, including, but not limited to:

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	a material breach of the other party.

In addition, in the instance of extraordinary events, including acts of god and other events outside of our control, which result in our inability to perform under the terms of the Solarfun Supply Agreement, we are afforded only a limited amount of time to cure such conditions. In the event we fail to cure the condition so that we can supply our product to Solarfun or otherwise satisfy our delivery requirements by delivering to Solarfun third-party polysilicon purchased in the open market, Solarfun may terminate the Solarfun Supply Agreement.

Solarfun may also terminate the agreement if we fail to deliver a predetermined quantity of our polysilicon product by December 2009.

If the Solarfun Supply Agreement is terminated for any reason, our business will be materially harmed. In addition, if the Solarfun Supply Agreement is terminated by Solarfun, we will be required to return any deposits and advance payments received up to the date of the termination, which is $11 million as of September 30, 2008 and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Solarfun Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

If our supply agreement with Jiangxi Kinko Energy Co., Ltd. is terminated for any reason, our business will be materially harmed.

In July 2008, we entered into a supply agreement with Jiangxi Kinko Energy Co., Ltd., or Kinko, for the sale and delivery of polysilicon to Kinko over a ten-year period beginning in November 2009, or the Kinko Supply Agreement. Under the Kinko Supply Agreement, up to approximately $298 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions. The Kinko Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Kinko each month and each year at set prices from the date of the first shipment in 2009, for a continuous period of ten years. Pursuant to the Kinko Supply Agreement, we have granted to Kinko a security interest in all of our tangible and intangible assets related to our polysilicon business, and all equity interests in Hoku Materials owned by Hoku Scientific, to serve as collateral for our obligations under the Kinko Supply Agreement. This security interest is pari-passu with the security interests granted to Suntech, Solarfun and Tianwei New Energy (Chengdu) Wafer Co., Ltd. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for plant construction.

Each party may elect to terminate the Kinko Supply Agreement under certain circumstances, including, but not limited to:

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	a material breach of the other party.

In addition, in the instance of extraordinary events, including acts of god and other events outside of our control, which result in our inability to perform under the terms of the Kinko Supply Agreement, we are afforded only a limited amount of time to cure such conditions. In the event we fail to cure the condition so that we can supply our product to Kinko or otherwise satisfy our delivery requirements by delivering to Kinko third-party polysilicon purchased in the open market, Kinko may terminate the Kinko Supply Agreement.

Kinko may also terminate the agreement if we fail to deliver a predetermined quantity of our polysilicon product by December 2009. Upon a termination of the Kinko Supply Agreement by Kinko due to our failure to deliver polysilicon in the amounts and by the dates required in the Kinko Supply Agreement, we are required to refund to Kinko 150% of the $55 million prepayment, less any part of the $55 million that has been applied to the purchase price of products delivered under the Kinko Supply Agreement. In most other cases, if Kinko terminates the Kinko Supply Agreement, then we are required to refund to Kinko only the $55 million prepayment, less any part of the $55 million that has been applied to the purchase price of products delivered under the Kinko Supply Agreement.

We may terminate the agreement if Kinko fails to provide a $20 million stand-by letter of credit by August 31, 2008, and an additional $25 million stand-by letter of credit by December 31, 2008. Kinko currently is in technical default of its obligation to provide the $20 million stand-by letter of credit by August 31, 2008 and, accordingly, we may elect to terminate the agreement and retain the $10 million initial cash deposit as liquidated damages.

If the Kinko Supply Agreement is terminated for any reason, our business will be materially harmed. In addition, if the Kinko Supply Agreement is terminated by Kinko, we will be required to return any deposits and advance payments received up to the date of the termination, which is $10 million as of September 30, 2008 and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Kinko Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

If either of our supply agreements with Tianwei New Energy (Chengdu) Wafer Co., Ltd. is terminated for any reason, our business will be materially harmed.

In August 2008, we entered into a supply agreement with Tianwei New Energy (Chengdu) Wafer Co., Ltd., or Tianwei, for the sale and delivery of polysilicon to Tianwei over a ten-year period beginning in March 2010, or the Tianwei Supply Agreement No. 1. Under the Tianwei Supply Agreement, No. 1, up to approximately $284 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions. The Tianwei Supply Agreement No.1, provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Tianwei each month and each year at set prices from the date of the first shipment in 2010, for a continuous period of ten years.

In September 2008, we entered into a second supply agreement with Tianwei for the sale and delivery of polysilicon to Tianwei over a ten-year period beginning in April 2010, or the Tianwei Supply Agreement No. 2. Under the Tianwei Supply Agreement No. 2, up to approximately $227 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions. The Tianwei Supply Agreement No. 2 provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Tianwei each month and each year at set prices from the date of the first shipment in 2010, for a continuous period of ten years.

Pursuant to the Tianwei Supply Agreement No. 1 and the Tianwei Supply Agreement No. 2, or the Tianwei Supply Agreements, we have granted to Tianwei a security interest in all of our tangible and intangible assets related to our polysilicon business, and all equity interests in Hoku Materials owned by Hoku Scientific, to serve as collateral for our obligations under the Tianwei Supply Agreements. This security interest is pari-passu with the security interests granted to Suntech, Solarfun, and Kinko. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for plant construction.

Each party may elect to terminate either of the Tianwei Supply Agreements under certain circumstances, including, but not limited to:

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	a material breach of the other party.

In addition, in the instance of extraordinary events, including acts of god and other events outside of our control, which result in our inability to perform under the terms of the Tianwei Supply Agreements, we are afforded only a limited amount of time to cure such conditions. In the event we fail to cure the condition so that we can supply our product to Tianwei or otherwise satisfy our delivery requirements by delivering to Tianwei third-party polysilicon purchased in the open market, Tianwei may terminate the Tianwei Supply Agreements.

Tianwei may also terminate the Tianwei Supply Agreement No. 1 and Tianwei Supply Agreement No. 2 if we fail to deliver a predetermined quantity of our polysilicon product by March 2010 and June 2010, respectively. Upon a termination of the Tianwei Supply Agreement No. 1by Tianwei due to our failure to deliver polysilicon in the amounts and by the dates required in the contract, we are required to refund to Tianwei 150% of the $45 million prepayment, less any part of the $45 million that has been applied to the purchase price of products previously delivered toTianwei. In most other cases, if Tianwei terminates the Tianwei Supply Agreement, No. 1, then we are required to refund to Tianwei the $45 million prepayment, less any part of the $45 million that has been applied to the purchase price of products previously delivered under the contract. Upon a termination of the Tianwei Supply Agreement No. 2 by Tianwei due to our failure to deliver polysilicon in the amounts and by the dates required in the contract, we are required to refund to Tianwei 150% of the $36 million prepayment, less any part of the $36 million that has been applied to the purchase price of products previously delivered toTianwei . In most other cases, if Tianwei terminates the Tianwei Supply Agreement, No.2, then we are required to refund to Tianwei the $36 million prepayment, less any part of the $36 million that has been applied to the purchase price of products previously delivered under the contract.

If the Tianwei Supply Agreement No. 1 or the Tianwei Supply Agreement No. 2 is terminated for any reason, our business will be materially harmed. In addition, if the Tianwei Supply Agreement No. 1 or the Tianwei Supply Agreement No. 2 is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which are $15 million and $10 million, respectively, as of September 30, 2008 and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of our production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Tianwei Supply Agreements, or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

If our supply agreement with Wealthy Rise International, Ltd. (Solargiga) is terminated for any reason, our business will be materially harmed.

In September 2008, we entered into a supply agreement with Wealthy Rise International, Ltd., a wholly-owned subsidiary of Solargiga Energy Holdings, Ltd., or Solargiga, for the sale and delivery of polysilicon to Solargiga over a ten-year period beginning in March 2010, or the Solargiga Supply Agreement. Under the Solargiga Supply Agreement, up to approximately $455 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions. The Solargiga Supply Agreement provides for the delivery of predetermined volumes of polysilicon by us and purchase of these volumes by Solargiga each month and each year at set prices from the date of the first shipment in 2010, for a continuous period of ten years. Pursuant to the Solargiga Supply Agreement, and subject to receipt of the cash deposit of $22 million payable, we will grant to Solargiga a security interest in all of our tangible and intangible assets related to our polysilicon business, and all equity interests in Hoku Materials owned by Hoku Scientific, to serve as collateral for our obligations under the Tianwei Supply Agreement. This security interest will be pari-passu with the security interests granted to Suntech, Solarfun, Kinko and Tianwei. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for plant construction. As of October 28, 2008, Solargiga had failed to make its initial deposit of $22 million, which, according to the terms of its contract, was due to us in September 2008. We are in discussions to receive the late payment, and if we do not receive the payment, we may amend our contract with Solargiga, or terminate the supply agreement altogether. In the event we terminate the Solargiga Supply Agreement, we would endeavor to replace the unmet prepayment commitments by reselling the polysilicon capacity currently allocated to Solargiga to other current or future customers.

Each party may elect to terminate the Solargiga Supply Agreement under certain circumstances, including, but not limited to:

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	a material breach of the other party.

In addition, in the instance of extraordinary events, including acts of god and other events outside of our control, which result in our inability to perform under the terms of the Solargiga Supply Agreement, we are afforded only a limited amount of time to cure such conditions. In the event we fail to cure the condition so that we can supply our product to Solargiga or otherwise satisfy our delivery requirements by delivering to Solargiga third-party polysilicon purchased in the open market, Solargiga may terminate the Solargiga Supply Agreement.

Solargiga may also terminate the agreement if we fail to deliver a predetermined quantity of our polysilicon product by June 2010. Upon a termination of the Solargiga Supply Agreement by Solargiga due to our failure to deliver polysilicon in the amounts and by the dates required in the Solargiga Supply Agreement, we are required to refund to Solargiga 150% of the $68 million prepayment, less any part of the $68 million that has been applied to the purchase price of products delivered under the Solargiga Supply Agreement. In most other cases, if Solargiga terminates the Solargiga Supply Agreement, then we are required to refund to Solargiga the $68 million prepayment, less any part of the $68 million that has been applied to the purchase price of products delivered under the Solargiga Supply Agreement.

We may terminate the agreement if Solargiga fails to pay the $22 million initial deposit when due, or provide a $46 million stand-by letter of credit by October 28, 2008. If we terminate the agreement for Solargiga’s failure to provide us with the $22 million initial deposit when due, Solargiga shall pay us a break-up fee. Solargiga has failed to pay us a cash deposit of $22 million by September 19, 2008, as a prepayment for future product deliveries. We are in discussions with Solargiga to resolve the late payment, and expect to either amend our contract with Solargiga, or terminate the sales agreement altogether. In the event we terminate the Solargiga agreement, we would endeavor to replace the unmet prepayment commitments by reselling the polysilicon capacity currently allocated to Solargiga to other current or future customers.

If the Solargiga Supply Agreement is terminated for any reason, our business will be materially harmed. In addition, if the Solargiga Supply Agreement is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $0 as of September 30, 2008 and we will need to secure new funds in order to finance the construction of our polysilicon production plant. In addition, if we receive the $22 million initial deposit and Solargiga does not deliver the $46 million stand-by letter of credit on time, then we may immediately terminate the agreement and retain all deposits that have been paid as of the date of termination as liquidated damages, and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Solargiga Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

If our engineering and construction contractors, equipment and process technology vendors and consultants fail to perform under their contracts with us on a timely basis, we will experience delays in the construction of our planned polysilicon production plant.

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

In addition, delays may result in a breach of delivery obligations under our supply agreements with Suntech, Solarfun, Kinko, Tianwei and Solargiga which may allow them to terminate the supply agreements, which may require us to return deposits and prepayments (in some cases with premiums). This would harm our business and may make it difficult or impossible to complete the construction of our production facility on schedule or at all. While our agreements with our consultants, engineers, contractors, production equipment vendors and service providers do provide for certain penalties payable in the event that deadlines are not met, such penalties are not sufficient individually or in the aggregate to compensate us for the termination of any of our supply agreements or to replace the loss of any prepayments or deposits made in connection with our supply agreements.

Technological development in the solar power industry could reduce market demand for polysilicon, which could cause our sales and profit to decline.

The solar power industry is characterized by evolving technologies and standards. Technological evolutions and developments, including thin-film technologies, higher photovoltaic efficiency and thinner wafers may decrease the demand for polysilicon by PV module manufacturers, and some manufacturers are developing alternative solar technologies that require significantly less silicon than crystalline silicon PV cells and silicon-based modules, or no polysilicon at all. If these developing technologies prove more advantageous in application and are widely adopted, we may experience a decrease in demand for our polysilicon and a decrease in our sales or operating margins.

Fluctuations in industrial production capacity for polysilicon could harm our business.

Certain polysilicon producers have announced plans to invest heavily in the expansion of their production capacities in view of the current scarcity of solar-grade silicon, strong demand and the expected strong market growth. We currently expect significant additional capacity to come on-line in 2010, near in time to when our proposed polysilicon facility would become fully operational. In addition, if an excess supply of electronic-grade silicon were to develop, producers of electronic-grade silicon could switch production to solar-grade silicon, eliminating the current scarcity of solar-grade silicon or causing it to decline more rapidly than we currently anticipate. The electronic-grade silicon market historically has experienced significant cyclicality; for example, that market experienced significant excess supply from 1998 through 2003. Moreover, the current scarcity of silicon could also be overcome in the medium term if the need for silicon is significantly reduced as a result of the introduction of new technologies that significantly reduce or eliminate the need for silicon in producing effective PV systems.

If any of these events occurred, they could result in an excess supply of solar-grade silicon and could suppress market prices for solar-grade silicon. Any such suppression of market prices for silicon would affect the price which we could expect to receive in selling our polysilicon in the spot market and could provide our customers with incentives to reconsider or renegotiate their long-term supply contracts with us to the extent the polysilicon deliverable under those contracts is priced above prevailing market prices. Accordingly, any such events could adversely affect our operating margins and, consequently, our businesses.

Conversely, industry-wide shortages of polysilicon have in the past created shortages of PV modules and increased prices. Our inability to obtain PV modules at commercially reasonable prices or at all would adversely affect our PV installations business by reducing our ability to meet potential customer demand for our products or to provide products at competitive prices. An industry shortage in available polysilicon, therefore, may delay the potential growth of PV system installations business, thereby harming our business, financial condition and results of operations.

We rely on limited suppliers and, if these suppliers fail to deliver materials that meet our quality requirements in a timely, cost-effective manner or at all, our production of polysilicon and our installation of PV systems would be limited.

It is highly likely that we will procure materials for our PV system installation business from vertically integrated solar module manufacturing and installation companies that are also our competitors. These companies may choose in the future not to sell these materials to us at all, or may raise their prices to a level that would prevent us from selling our products on a profitable basis.

In our polysilicon business we rely heavily on our contracted suppliers of key process technologies and infrastructure including such components as the reactors, the TCS process, and the electric substation. If any of these suppliers fail to perform consistent with their contractual obligations, we will be required to seek alternative suppliers and likely will not be able to commence production of polysilicon at our planned polysilicon production facility on our current schedule. Any such production delays may result in a breach of one or more of our supply agreements with Suntech, Solarfun, Kinko Tianwei and Solargiga and such breaches may allow these customers to terminate the supply agreements and seek a return of prepayments, which would harm our business and may make impossible the completion of our polysilicon production facility.

Even if we achieve our polysilicon and PV system installation objectives on a timely basis and complete the construction of our polysilicon production plant as currently planned, we may still be unsuccessful in developing, producing and/or selling these products and services, which would harm our business.

If we are successful in our efforts to construct our polysilicon production facility, our ability to successfully compete in the polysilicon and PV system installation markets will depend on a number of factors, including:

•	our ability to produce TCS and polysilicon, and install PV systems at costs that allow us to achieve or maintain profitability in these businesses;

•	our ability to successfully manage a much larger and growing enterprise, with a broader national and international presence;

•	our ability to attract new customers and expand existing customer relationships;

•	our ability to develop new technologies to become competitive through cost reductions;

•	our ability to scale our business to be competitive;

•
our ability to predict and adapt to changing market conditions, including the price of inputs and the spot price for polysilicon sold in the market by us or purchased by us from third-parties to settle customer commitments; and

•	future product liability or warranty claims.

If our PV system installation competitors are able to develop and market products that customers prefer to our products, we may not be able to generate sufficient revenue to continue operations.

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

We engage in currency hedging activities which may negatively impact our business.

One of our suppliers operates in functional currencies other than the U.S. dollar. As a result, negative movement in the exchange rate of the U.S. dollar to other currencies, and the Euro in particular, would increase the price we pay for certain equipment, supplies and services required in our business. In order to minimize the effect of such currency fluctuations on our business and improve the predictability of our financial results, we engage in foreign currency forward contracts. Changes in the fair value of these contracts are recorded through results of operations.

Currency hedging transactions are complex and pose significant risk of financial loss if the timing, direction and magnitude of exchange rate movements are other than as expected. There is also execution risk on the timing of trades and settlement. As of September 30, 2008, we have approximately $228,000 in liabilities related to our foreign currency forward contracts, all of which should be considered to be appreciably at risk.

In October 2008, we settled our remaining agreements with Bank of Hawaii to purchase in increments an aggregate amount of 5.6 million Euros prior to the maturity dates. As a result, we will recognize a $688,000 in realized losses related to these agreements and the related deposits will no longer be restricted by Bank of Hawaii. As of October 2008, neither we nor Bank of Hawaii has any continuing obligations to the other party under the agreements.

Technological development in the solar power industry could reduce market demand for polysilicon or allow for lower cost production of polysilicon by our competitors, which could cause our sales and profit to decline.

The solar power industry is characterized by evolving technologies and standards. Technological evolutions and developments in PV products, including thin-film technologies, higher photovoltaic efficiency and thinner wafers may decrease the demand for polysilicon by PV module manufacturers, and some manufacturers are developing alternative solar technologies that require significantly less silicon than crystalline silicon-based solar cells and modules, or no polysilicon at all. If these developing technologies prove more advantageous in application and are widely adopted, we may experience a decrease in demand for our polysilicon and a decrease in our sales or operating margins.

Additionally, other technologies for the production of polysilicon are increasing in prevalence in the industry. Technologies which compete with the Seimens reactor process, including fluidized bed reactor process, may enable the manufacture of polysilicon more quickly or at lower cost than does the Seimens reactor process. To the extent that our competitors adopt other technologies that enable them to compete more effectively, our operating margins and price-competitiveness may be impacted. In the event that we are unable to re-design our production facility around these more efficient processes on manageable timetables and at reasonable cost, our business could be adversely affected.

Our operating results have fluctuated in the past, and we expect a number of factors to cause our operating results to continue to fluctuate in the future, making it difficult for us to accurately forecast our quarterly and annual operating results.

Hoku Materials does not currently generate any revenue and we do not expect to generate any revenue from Hoku Fuel Cells in the foreseeable future. All of our revenue presently is generated by Hoku Solar and our PV installation activities.

Our future operating results and cash flows will depend on many factors that will impact our polysilicon business run by Hoku Materials, our PV installation business run by Hoku Solar and our fuel cell business run by Hoku Fuel Cells, including the following:

•	the size and timing of customer orders, milestone achievement, product delivery and customer acceptance, if required;

•	the length of contract negotiation cycles,

•	the timing of equipment delivery and procurement, integration and testing,

•	our success in obtaining prepayments from customers for future shipments of polysilicon;

•	our success in maintaining and enhancing existing strategic relationships and developing new strategic relationships with potential customers;

•	our ability to finance power purchase agreements for potential PV Installation customers;

•	the results of our currency hedging activities;

•	actions taken by our competitors, including new product introductions and pricing changes;

•	the costs of maintaining and expanding our operations;

•	customer budget cycles and changes in these budget cycles; and

•	external economic and industry conditions.

As a result of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

If we fail to maintain proper and effective internal controls, our ability to produce accurate financial statements could be impaired, which could adversely affect our operating results, our ability to operate our business and investors’ views of us.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. In May 2007 we commenced construction of our planned polysilicon facility in Pocatello, Idaho. Construction of the planned polysilicon facility and the operation of our polysilicon manufacturing business and PV system installation businesses will involve substantial changes to our operations will require us to increase our international activities, hire and train additional financial and accounting personnel, make substantial investments in our engineering, logistics, financial and information systems, including implementing new enterprise-level transaction processing, operational, financial and accounting management information systems, procedures and controls. In connection with the planned increased scale of our polysilicon manufacturing business and PV system installation businesses and our implementation of new operational and financial management information systems to accommodate these businesses, we expect to engage in a process of documenting, reviewing and improving our internal control and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires an annual assessment by management on the effectiveness of our internal control over financial reporting. We conduct annual testing of our internal controls in connection with the Section 404 requirements and, as part of that documentation and testing, we may identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing accounting systems and take a significant period of time to complete, and may distract our officers, directors and employees from the operation of our business. Further, we may encounter difficulties assimilating or integrating the internal controls, disclosure controls and IT infrastructure of the businesses that we may acquire in the future. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

We may not be able to protect our intellectual property, and we could incur substantial costs defending ourselves against claims that our products infringe on the proprietary rights of others.

Our ability to compete effectively in the fuel cell market will depend on our ability to protect our intellectual property rights with respect to our membranes, Hoku membrane electrode assemblies, or MEAs and manufacturing processes and any intellectual property we develop with respect to our polysilicon business. We rely in part on patents, trade secrets and policies and procedures related to confidentiality to protect our intellectual property. However, much of our intellectual property is not covered by any patent or patent application. Confidentiality agreements to which we are party may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also become known without breach of these agreements or may be independently developed by our competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any of our potential competitive advantages. Moreover, our patent applications may not result in the grant of patents either in the United States or elsewhere. Further, in the case of our issued patents or our patents that may issue, we do not know whether the claims allowed will be sufficiently broad to protect our technology or processes. Even if some or all of our patent applications that issue are sufficiently broad, our patents may be challenged or invalidated and we may not be able to enforce them. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. We do not know whether we have been or will be completely successful in safeguarding and maintaining our proprietary rights. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing third-party patents, we could be required to pay substantial royalties and/or damages, and we do not know whether we will be able to obtain licenses to use these patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, production or sale of our products, and could necessitate the expenditure of significant resources to develop or acquire non-infringing intellectual property.

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

Most of the materials we use in our PV installation business must be delivered via air or sea. Hawaii has a large union presence and has historically experienced labor disputes, including dockworker strikes that have prevented or delayed cargo shipments. Any future dispute that delays shipments via air or sea could prevent us from procuring or installing our turnkey PV systems in time to meet our customers’ requirements, or might require us to seek alternative and more expensive freight forwarders or contract manufacturers, which could increase our expenses.

We have significant international activities and customers that subject us to additional business risks, including increased logistical complexity and regulatory requirements, which could result in a decline in our revenue.

Our current polysilicon supply agreements are with Suntech, Kinko, Solarfun, Tianwei and Solargiga all of which are located in The People’s Republic of China or Hong Kong. As a result, we will be engaging in significant international sales of our polysilicon, which can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

Risks Associated With Government Regulation and Incentives

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

We believe that the near-term growth of the market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network, depends in large part on the availability and size of government incentives. Because we plan to sell to the on-grid market, the reduction or elimination of government incentives may adversely affect the growth of this market or result in increased price competition, both of which adversely affect our ability to compete in this market. Currently, the U.S. federal solar tax credit is scheduled to expire at the end of calendar year 2016. If similar tax or other federal government incentives are not available beyond calendar year 2016, it could harm our solar business.

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

Risks Associated With Our Common Stock and Charter Documents

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile and since April 1, 2008 to September 30, 2008, our stock has had low and high sales prices in the range of $4.02 to $10.25 per share. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Because we do not intend to pay dividends, you will benefit from an investment in our common stock only if it appreciates in value.

We have not paid cash dividends on any of our classes of capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. The success of your investment in our common stock will depend entirely upon any future appreciation. There is no guarantee that our common stock will appreciate in value or even maintain the price at which you purchased your shares.

Item 2.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual Meeting of the Stockholders of Hoku Scientific was held on September 4, 2008 for the following purposes:

1.	To elect two directors to hold office until the 2011 Annual Meeting of Stockholders.

2.	To ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending March 31, 2009.

3.	To transact such other business as may properly come before the meeting, or at any adjournments or postponements thereof.

Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition of management’s solicitations.

The final vote on the proposals was recorded as follows:

Proposal 1:

The election of two directors to hold office until the 2011 Annual Meeting of Stockholders was approved by the following vote:

Nominee	For	Withheld

Dustin M. Shindo	16,142,721	421,218

Karl E. Stahlkopf	16,353,142	210,797

Proposal 2:

The selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending March 31, 2008 was ratified by the following vote:

For	Against	Abstain
16,397,119	126,031	40,789

Item 3.	EXHIBITS

(a) Exhibits

Exhibit Number	Description of Document
10.74
Offer to Purchase between Hoku Scientific, Inc. and Operating Engineers Local Union No. 3 - District 17 - Hawaii, effective July 10, 2008 (incorporated by reference to Exhibit 10.74 to our current report on Form 8-K filed July 16, 2008)

10.75	Credit Agreement, dated July 25, 2008, by and between Hoku Scientific, Inc. and Bank of Hawaii (incorporated by reference to Exhibit 10.75 to our current report on Form 8-K filed July 30, 2008).
10.76
Real Property Mortgage; Security Agreement; Assignment of Rents; Fixture Filing and Financing Statement, dated July 25, 2008, by and between Hoku Scientific, Inc. and Bank of Hawaii (incorporated by reference to Exhibit 10.76 to our current report on Form 8-K filed July 30, 2008.

10.77†
Supply Agreement, dated as of July 24, 2008, by and between Hoku Materials, Inc. and Jiangxi Kinko Energy Co., Ltd. (incorporated by reference to Exhibit 10.77 to our quarterly report on Form 10-Q filed July 31, 2008)

10.78
Electric Service Agreement, dated September 17, 2008, between Hoku Materials, Inc. and Idaho Power Company (incorporated by reference to Exhibit 10.78 to our current report on Form 8-K filed September 22, 2008)

10.79
Amended and Restated Agreement for Construction of Hoku Electric Substation and Associated Facilities, dated September 17, 2008, between Hoku Materials, Inc. and Idaho Power Company (incorporated by reference to Exhibit 10.79 to our current report on Form 8-K filed September 22, 2008)

10.80	Loan Agreement , dated October 1, 2008, between Hoku Scientific, Inc. and First Hawaiian Bank (incorporated by reference to Exhibit 10.80 to our current report on Form 8-K filed October 8, 2008)
10.81
Amendment No. 1 to Second Amended and Restated Supply Agreement, between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited, with Solarfun Power Holdings Co., Ltd. signing as guarantor, dated as of October 22, 2008 (incorporated by reference to Exhibit 10.81 to our current report on Form 8-K filed October 23, 2008)

10.82†	Supply Agreement, dated as of August 4, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd.
10.83†	Supply Agreement, dated as of September 4, 2008, by and between Hoku Materials, Inc. and Wealthy Rise International, Ltd.
10.84†	Supply Agreement No. 2, dated September 14, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd.
10.85†	Amendment No. 2 to Supply Agreement, dated October 24, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd.
10.86†	Amendment to Supply Agreement No. 2, dated October 24, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2#	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 29, 2008.

HOKU SCIENTIFIC, INC.

/s/ DARRYL S. NAKAMOTO
Darryl S. Nakamoto
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document
10.74
Offer to Purchase between Hoku Scientific, Inc. and Operating Engineers Local Union No. 3 - District 17 - Hawaii, effective July 10, 2008 (incorporated by reference to Exhibit 10.74 to our current report on Form 8-K filed July 16, 2008)

10.75	Credit Agreement, dated July 25, 2008, by and between Hoku Scientific, Inc. and Bank of Hawaii (incorporated by reference to Exhibit 10.75 to our current report on Form 8-K filed July 30, 2008).
10.76
Real Property Mortgage; Security Agreement; Assignment of Rents; Fixture Filing and Financing Statement, dated July 25, 2008, by and between Hoku Scientific, Inc. and Bank of Hawaii (incorporated by reference to Exhibit 10.76 to our current report on Form 8-K filed July 30, 2008.

10.77†
Supply Agreement, dated as of July 24, 2008, by and between Hoku Materials, Inc. and Jiangxi Kinko Energy Co., Ltd. (incorporated by reference to Exhibit 10.77 to our quarterly report on Form 10-Q filed July 31, 2008)

10.78
Electric Service Agreement, dated September 17, 2008, between Hoku Materials, Inc. and Idaho Power Company (incorporated by reference to Exhibit 10.78 to our current report on Form 8-K filed September 22, 2008)

10.79
Amended and Restated Agreement for Construction of Hoku Electric Substation and Associated Facilities, dated September 17, 2008, between Hoku Materials, Inc. and Idaho Power Company (incorporated by reference to Exhibit 10.79 to our current report on Form 8-K filed September 22, 2008)

10.80	Loan Agreement , dated October 1, 2008, between Hoku Scientific, Inc. and First Hawaiian Bank (incorporated by reference to Exhibit 10.80 to our current report on Form 8-K filed October 8, 2008)
10.81
Amendment No. 1 to Second Amended and Restated Supply Agreement, between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited, with Solarfun Power Holdings Co., Ltd. signing as guarantor, dated as of October 22, 2008 (incorporated by reference to Exhibit 10.81 to our current report on Form 8-K filed October 23, 2008)

10.82†	Supply Agreement, dated as of August 4, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd.
10.83†	Supply Agreement, dated as of September 4, 2008, by and between Hoku Materials, Inc. and Wealthy Rise International, Ltd.
10.84†	Supply Agreement No. 2, dated September 14, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd.
10.85†	Amendment No. 2 to Supply Agreement, dated October 24, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd.
10.86†	Amendment to Supply Agreement No. 2, dated October 24, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2#	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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