Form 10-Q/A
period 2008-09-30
HOKU SCIENTIFIC INC
filed 2008-10-31
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment No. 1

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

Common Stock, par value $0.001 per share, outstanding as of October 30, 2008: 21,085,199

EXPLANATORY NOTE

Hoku Scientific, Inc. (“Hoku”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “Report”) to amend the “Table of Contents” and the numbers that correspond to certain of the Items in Part II of the Report. Hoku is also amending the tables included in Note 5, “Stockholders’ Equity” and Note 7, “Net Loss per Share” to Hoku’s consolidated financial statements and updating the number of shares of common stock outstanding on the cover page of the Report as of October 30, 2008. Finally, Hoku is including Exhibits 10.82, 10.83, 10.84, 10.85 and 10.86, which were previously omitted.

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

(5) Stockholders’ Equity

Changes in stockholders’ equity were as follows for the six months ended September 30, 2008 (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
Balance as of March 31, 2008	$20	$58,182	$(12,207)	$—	$45,995	$—
Net loss	—	—	(1,195)	—	(1,195)	—
Stock-based compensation	—	659	—	—	659	—
Exercise of common stock options	—	74	—	—	74	—
Grants of stock awards	—	96	—	—	96	—
Proceeds related to shelf registration	2	6,727	—	—	6,729	—
Costs related to shelf registration	—	(509)	—	—	(509)	—
Private investment in public equity costs	—	30	—	—	30	—

Balance as of September 30, 2008	$22	$65,259	$(13,402)	$—	$51,879	$—

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 2008 Annual Meeting of the Stockholders of Hoku Scientific was held on September 4, 2008 for the following purposes:

1.	To elect two directors to hold office until the 2011 Annual Meeting of Stockholders.

2.	To ratify the selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending March 31, 2009.

3.	To transact such other business as may properly come before the meeting, or at any adjournments or postponements thereof.

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

Proposal 2:

The selection by the Audit Committee of the Board of Directors of Ernst & Young LLP as our independent registered public accounting firm for our fiscal year ending March 31, 2008 was ratified by the following vote:

For	Against	Abstain
16,397,119	126,031	40,789

Item 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description of Document
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 31, 2008.

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