Form 10-Q
period 2008-12-31
HOKU SCIENTIFIC INC
filed 2009-02-03
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

Commission File Number: 000-51458

HOKU SCIENTIFIC, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	99-0351487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1288 Ala Moana Boulevard, Suite 220
Honolulu, Hawaii 96814
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

Common Stock, par value $0.001 per share, outstanding as of January 15, 2009: 21,094,899

HOKU SCIENTIFIC, INC.
FORM 10-Q
For the Quarterly Period Ended December 31, 2008
Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOKU SCIENTIFIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2008 (unaudited)	March 31, 2008
Assets
Cash and cash equivalents	$19,266	$27,768
Short-term investments	-	1,992
Accounts receivable	163	113
Inventory	4,609	803
Costs of uncompleted contracts	477	54
Property and equipment held for sale	-	29
Other current assets	166	3,787

Total current assets	24,681	34,546
Property, plant and equipment, net	140,222	33,563

Total assets	$164,903	$68,109

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	$14,322	$3,258

Deferred revenue	12	36
Deposits – Hoku Solar	217	-
Deposits – Hoku Materials	-	4,000
Other current liabilities	604	1,820

Total current liabilities	15,155	9,114
Deposits – Hoku Materials	98,500	13,000

Total liabilities	113,655	22,114
Stockholders’ equity:
Common stock, $0.001par value. Authorized 100,000,000 shares; issued and outstanding 21,094,899 and 19,786,420 shares as of December 31, 2008 and March 31, 2008, respectively	21	20
Additional paid-in capital	65,492	58,182
Accumulated deficit	(14,265)	(12,207)

Total stockholders’ equity	51,248	45,995

Total liabilities and stockholders’ equity	$164,903	$68,109

See accompanying notes to consolidated financial statements.

HOKU SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2008		2007	2008	2007
Service and license revenue		$499	$1,271	$4,322	$2,608
Product revenue		268	-	523	-
Total revenue		767	1,271	4,845	2,608

Cost of service and license revenue		374	805	3,186	1,758
Cost of product revenue		218	-	426	-
Total cost of revenue		592	805	3,612	1,758

Gross margin		175	466	1,233	850

Operating expenses:
Selling, general and administrative (1)		1,074	1,345	3,378	3,783
Research and development (1)		—	3	—	85

Total operating expenses		1,074	1,348	3,378	3,868

Loss from operations		(899)	(882)	(2,145)	(3,018)

Interest and other income		36	344	87	824

Net loss		$(863)	$(538)	$(2,058)	$(2,194)

Basic net loss per share		$(0.04)	$(0.03)	$(0.10)	$(0.13)

Diluted net loss per share		$(0.04)	$(0.03)	$(0.10)	$(0.13)

Shares used in computing basic net loss per share		20,964,304	16,689,903	20,167,448	16,603,616

Shares used in computing diluted net loss per share		20,964,304	16,689,903	20,167,448	16,603,616

__________
(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$		$3	$7	$42
Selling, general and administrative		217	261	938	762
Research and development		-	-	-	72

See accompanying notes to consolidated financial statements.

HOKU SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(2,058)	$(2,194)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	57	105
Loss on sale of inventory	-	285
Impairment of equipment held for sale	3	79
Loss (Gain) on sale of property and equipment	(550)	29
Stock-based compensation	948	1,158
Changes in operating assets and liabilities:
Accounts receivable	(50)	(787)
Costs of uncompleted contracts	(423)	501
Inventory	(3,806)	1,192
Property and equipment held for sale	26	(57)
Other current assets	1,046	375
Other assets	-	803
Accounts payable and accrued expenses	(2,667)	789
Deferred revenue	(24)	(635)
Other current liabilities	(1,216)	(695)
Deposits – Hoku Solar	217	-

Net cash provided by (used in) operating activities	(8,497)	948

Cash flows from investing activities:
Proceeds from maturities of short-term investments	77,755	34,185
Purchases of short-term investments	(75,763)	(18,800)
Decrease in restricted cash	2,575	-
Acquisition of property and equipment	(97,858)	(17,138)
Disposition of property and equipment	5,468	35

Net cash used in investing activities	(87,823)	(1,718)

Cash flows from financing activities:

Exercise of common stock options	75	85
Proceeds related to shelf registration stock sales	6,728	-
Costs related to shelf registration stock sales	(485)	-
Deposits received – Hoku Materials	81,500	15,000

Net cash provided by financing activities	87,818	15,085

Net increase (decrease) in cash and cash equivalents	(8,502)	14,315
Cash and cash equivalents at beginning of period	27,768	2,567

Cash and cash equivalents at end of period	$19,266	$16,882

Supplemental disclosure of non-cash investing activities:
Acquisition of property and equipment	$13,731	$-

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

The Company has historically focused its efforts on the design and development of fuel cell technologies, including its Hoku membrane electrode assemblies, or MEAs, and its Hoku Membranes. In May 2006, the Company announced its plans to market, sell, and install turnkey photovoltaic, or PV, systems in Hawaii, and its plans to manufacture polysilicon, a primary material used in the manufacture of PV modules. In fiscal 2007, the Company reorganized its operations into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells. In February and March 2007, the Company incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly-owned subsidiaries to operate its polysilicon and solar businesses, respectively.

(b) Basis of Presentation

The Company has incurred operating losses in recent years as the Company has redirected its efforts to focus on the development of its polysilicon and solar businesses. The Company's current operating plan anticipates raising cash over the next year through a combination of debt and/or equity financing and polysilicon customer prepayments to enable the continued construction of the Company’s planned polysilicon production facility in Pocatello, Idaho. There have been delays in securing adequate financing, and should these delays  continue, the Company may need to implement cost and expense reduction measures and other programs to generate cash that are not currently planned, but which would be responsive to the Company's liquidity requirements. The Company believes that its current levels of working capital and cash flow expected to be generated through the Hoku Solar business and customer prepayments pursuant to polysilicon supply agreements are sufficient to fund operating activities for at least the next twelve months. Although the Company cannot make any assurances that such additional sources of financing will be available on acceptable terms, or at all, the implementation of a cost reduction program will help to mitigate this risk. An inability by the Company to reduce costs and expenditures or to raise sufficient capital to fund its operations would have a material adverse affect on the Company and could impact its ability to continue as a going concern.

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10K for the year ended March 31, 2008.  Operating results for the three and nine months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending March 31, 2009.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of Hoku Scientific, Inc. and all wholly-owned subsidiaries, after elimination of significant intercompany amounts and transactions.

(d) Segment Information

The Company has three operating segments in two industries: Fuel Cell and Solar. The Fuel Cell industry is comprised of the fuel cell segment. The Solar industry is comprised of the PV system installation and the polysilicon production segments. The Company reports segment information in the same way that its chief operating decision maker assesses segment performance. Additional information regarding these segments is found in Note 16.

(e) Use of Estimates

The preparation of the Company’s financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable, the carrying amounts of property, plant and equipment and inventory, income taxes and the valuation of deferred tax assets and stock compensation. These estimates are based on historical facts and various other assumptions that the Company believes are reasonable.

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

(g) Cost of Uncompleted Contracts

Cost of uncompleted contracts represents services performed and/or materials used towards completing a customer contract. Based on the Company’s revenue recognition policy, the cost of these services and/or materials is deferred until the related revenue can be recognized. As of December 31, and March 31, 2008, the cost of uncompleted contracts related to PV system installation contracts was $477,000 and $54,000, respectively.

(h) Concentration of Credit Risk

Significant customers represent those customers that account for more than 10% of the Company’s total revenue or accounts receivable. The dollar amount of  revenue as a percentage of total revenue and the dollar amount of accounts receivable and accounts receivable as a percentage of total accounts receivable for significant customers were as follows:

	Revenue ($ in Thousands)
	Three months ended December 31,				Nine months ended December 31,
	2008		2007		2008		2007
Customer	$	%	$	%	$	%	$	%
Private Contractor	268	35	-	-	523	11	-	-
Xcel International	252	33	-	-	-	-	-	-
Kuroda Auto Body	247	32	-	-	-	-	-	-
Paradise Beverages	-	-	987	78	3,094	64	987	38
Resco, Inc.	-	-	-	-	655	14	-	-
Bank of Hawaii	-	-	135	11	-	-	135	5
U.S. Navy – Naval Air Warfare Center Weapons Division	-	-	-	-	-	-	1,337	51

	Accounts Receivable ($ in thousands)
	December 31, 2008		March 31, 2008
Customer	$	%	$	%
Xcel International	119	73	-	-
Kuroda Auto Body	46	28	-	-
Hardware Hawaii	-	-	38	33
D.R. Horton – Kahiwelo	-	-	26	23
General Growth Properties	-	-	18	16

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, or SFAS 159. This new standard permits companies to voluntarily choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. This standard is effective for fiscal years beginning after November 15, 2007. The Company has presently determined not  to measure any items at fair value that are currently not required to be measured at fair value.  The Company adopted SFAS 159 on April 1, 2008, and the adoption of this statement did not have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51, or SFAS 160. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements in the accounting treatment and financial reporting of noncontrolling interests. This standard is effective for financial statements issued for fiscal years and interim periods within those fiscal years, beginning on or after November 15, 2008 (i.e. April 1, 2009 for the Company).  Earlier adoption is prohibited. The Company is in the process of evaluating the new  requirements under SFAS 160 and the effects of implementing the new standard cannot be estimated at this time.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of SFAS 133, or SFAS 161. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. This standard shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early application has been encouraged by FASB. The Company is in the process of evaluating the new disclosure requirements under SFAS 161 and does not expect the adoption to have a material impact on its consolidated financial statements.

(2) Fair Value of Assets and Liabilities

Effective April 1, 2008, the Company, as required, adopted the provisions of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, for financial instruments.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and requires enhanced disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements; rather it specifies valuation methods and disclosures to be applied when fair value measurements are required under existing or future accounting pronouncements.

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

Level 1 –	Observable inputs such as quoted prices in active markets;

Level 2 –	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 –	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumption.

As of December 31, 2008, the Company held the following assets that are required to be measured at fair value on a recurring basis  (in thousands):

	Fair Value Measurements as of December 31, 2008
	Total	Level 1	Level 2	Level 3
Cash equivalents	$16,306	$16,306	$—	$—
Total assets measured at fair value	$16,306	$16,306	$—	$—

(3) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2008	March 31, 2008
	(in thousands)
Construction in progress	$140,122	$28,515
Office equipment and furniture	115	87
Production equipment	108	108
Automobile	98	98
Building	-	3,830
Land	-	1,366
	140,443	34,004

Less: accumulated depreciation and amortization	(221)	(441)

Property, plant and equipment, net	$140,222	$33,563

The increase in property, plant and equipment was primarily due to $111.6 million in plant and equipment additions to the Company’s polysilicon plant facility that is currently under construction in Pocatello, Idaho.

In assessing the recoverability of its long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate.  During the three months ended December 31, 2008, the Company had no write-down of its assets.  During the nine months ended December 31, 2008, the Company recorded a write-down of certain fuel cell production and research equipment of $3,000, which is included in selling, general and administrative expenses for Hoku Fuel Cells.

In July 2008, the Company entered into an agreement with Operating Engineers Local Union No. 3 – District 17 – Hawaii, or Operating Engineers, for the sale of its fee simple interest in its real property and improvements, including its corporate headquarters, in Kapolei, Hawaii, or the Property.   In December 2008, the sale of the Property was completed for $5.8 million, resulting in a gain of approximately $550,000 recorded during the quarter ended December 31, 2008.  With proceeds from the sale, the Company also repaid its $3.4 million loan from the Bank of Hawaii, which was secured by the Property.

(4) Other Current Assets

In October 2008, the Company settled the remaining purchase agreements with Bank of Hawaii prior to their original maturity dates for the aggregate amount of 5.6 million Euros.  As a result of the early settlement, the Company recognized $688,000 in realized losses during the three and nine months ended December 31, 2008.   Under these agreements, the Company was required to maintain deposits with Bank of Hawaii for 20% of the notional value of the outstanding transactions.  As of December 31, 2008, Other Current Assets did not include any restricted cash related to deposits due to the settlement of the agreements in October 2008.  As of March 31, 2008, the restricted cash balance related to these deposits was $2.6 million. `

(5) Stockholders’ Equity

Changes in stockholders’ equity were as follows for the nine months ended December 31, 2008 (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance as of March 31, 2008	$20	$58,182	$(12,207)	$45,995
Net loss	—	—	(2,058)	(2,058)
Stock-based compensation	—	847	—	847
Exercise of common stock options	—	75	—	75
Grants of stock awards	—	146	—	146
Proceeds related to shelf registration	1	6,727	—	6,728
Costs related to shelf registration	—	(515)	—	(515)
Private investment in public equity costs	—	30	—	30

Balance as of December 31, 2008	$21	$65,492	$(14,265)	$51,248

In June 2008, the Company entered into an Equity Distribution Agreement, or the EDA, with UBS Securities LLC, or UBS. The EDA provided that the Company could offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $54,000,000 from time to time through UBS, as sales agent. As of the close of market on August 18, 2008, which was the last day  shares of common stock were sold pursuant to the EDA, the Company had sold 1,160,716 shares of its common stock for gross proceeds of approximately $6.9 million or net proceeds of approximately $6.7 million. In connection with sales made pursuant to the EDA, the Company incurred sales commissions of approximately $275,000 that were paid to UBS and other professional fees, all of which aggregated to $515,000 related to the filing of the related registration statement.  On August 29, 2008, the Company terminated the EDA and all sales of its common stock under the EDA have ceased.

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

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates  expected to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company also records a valuation allowance to reduce deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company continues to provide a valuation allowance against its net deferred tax assets as of December 31, 2008.

(7) Net Loss per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding and not subject to repurchase during the applicable period. Diluted net loss per share is computed by dividing net loss by the sum of the weighted average number of shares of common stock outstanding, and the dilutive potential common equivalent shares outstanding during the applicable period. Dilutive potential common equivalent shares consist of dilutive shares of common stock subject to repurchase and dilutive shares of common stock issuable upon the exercise of outstanding options to purchase common stock, computed using the treasury stock method.

The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the denominator used in the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
	(in thousands, except share and per share data)
Numerator:
Net loss	$(863)	$(538)	$(2,058)	$(2,194)
Denominator:
Weighted average shares of common stock (basic)	20,964,034	16,689,903	20,167,448	16,603,616
Effect of Dilutive Securities
Add:
Weighted average stock options	—	—	—	—

Weighted average shares of common stock (diluted)	20,964,034	16,689,903	20,167,448	16,603,616

Basic net loss per share	$(0.04)	$(0.03)	$(0.10)	$(0.13)

Diluted net loss per share	$(0.04)	$(0.03)	$(0.10)	$(0.13)

The basic weighted average shares of common stock for the three and nine months ended December 31, 2008 and 2007 excludes unvested restricted shares of common stock from the computation of basic net loss per share.

During the three and nine months ended December 31, 2008, potential dilutive securities included options to purchase 137,200 and 267,708 shares of common stock, respectively, at prices ranging from $0.075 to $2.60 and from $0.075 to $4.50 per share, respectively. During the three and nine months ended December 31, 2008, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share, due to the Company’s net loss for the periods. During the three and nine months ended December 31, 2007, potential dilutive securities included options to purchase 402,660 and 393,430 shares of common stock, respectively, at prices ranging from $0.075 to $6.11 per share and $0.075 to $4.50 per share, respectively. During the three and nine months ended December 31, 2007, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share, primarily due to the Company’s net loss for the periods.

(8) Stock-based Compensation

Stock Options.  During the nine months ended December 31, 2008, the Company had not granted any options to purchase shares of its common stock under the Company’s 2005 Equity Incentive Plan, or the Plan.  Options to purchase 19,998 shares of common stock were granted during the nine month period ended December 31, 2007. The Company recorded stock-based compensation expense of $69,000 and $150,000 related to the stock options during the three months ended December 31, 2008 and 2007, respectively, and $476,000 and $501,000 during the nine months ended December 31, 2008 and 2007, respectively, which included the continued recognition of previously granted options. The stock-based compensation expense excluded $2,000 and $3,000 for the three months ended December 31, 2008 and 2007, respectively, and  $9,000 and $8,000 for the nine months ended December 31, 2008 and 2007, respectively, which were capitalized to cost of uncompleted contracts. In addition, stock-based compensation expense excluded $7,000 and $8,000 for the three month ended December 31, 2008 and 2007, respectively, and $22,000 and $24,000 for the nine month ended December 31, 2008 and 2007, respectively, which amounts were capitalized as construction in progress.

Stock Awards.  During the nine months ended December 31, 2008 and 2007, the Company granted 6,363 and 66,705 fully-vested shares of common stock under the Plan, respectively. The Company recorded stock-based compensation expense of $0 and $45,000 related to the stock awards during the three and nine months ended December 31, 2008, respectively. The fully-vested shares granted during the nine months ended December 31, 2007 related to fiscal 2007 and, as such, the expense was recognized during fiscal 2007 and no expense was recorded during the during the three and nine months ended December 31, 2007.

Restricted Stock Awards. During the nine months ended December 31, 2008 and 2007, the Company granted 88,150 and 205,100 restricted shares of common stock under the Plan, respectively. The Company recorded stock-based compensation expense of $148,000 and $111,000 related to the restricted stock awards granted during the three months ended December 31, 2008 and 2007, respectively, and $417,000  and $332,000 during the nine months ended December 31, 2008 and 2007, respectively, which included the continued recognition of previously granted restricted stock awards.  The stock-based compensation expense excludes $11,000 and $0 for the three months ended December 31, 2008 and 2007, respectively, and $24,000 and $0 for the nine months ended December 31, 2008 and 2007, respectively, which were capitalized as construction in progress.

(9) Short-Term Investments

The available-for-sale securities as of March 31, 2008 consisted of $2.0 million in commercial paper, the fair value of which was equivalent to the amortized cost.  There were no short-term investments as of December 31, 2008.

(10) Note Payable

As discussed in Note 3, in December 2008, the Company closed the sale of the Property for an aggregate purchase price of $5.8 million. Concurrent with the closing of the sale, the Company paid to Bank of Hawaii the $3.4 million that the Company had previously borrowed, and Bank of Hawaii released its security interest in the Company’s fee simple interest in the Property.

 (11) Deposits – Hoku Materials

The Company has entered into various supply agreements with customers for the sale and delivery of polysilicon over specified periods of time.  Under the supply agreements, customers are generally required to pay to the Company cash deposits as a prepayment for future product deliveries.  Generally, these payments are for deliveries of  polysilicon which are expected to occur subsequent to the initial year of the agreements.  At such time as the Company begins to deliver polysilicon pursuant to each customer’s respective contract and the Company is assured that the polysilicon has been accepted under the terms of the respective contract, the related deposits will be reclassified to deferred revenue.  As of December 31, 2008, none of the deposits on hand were for polysilicon deliveries expected over the next 12-month period; therefore, all are classified as long-term.

(12) Interest and Other Income (Loss)

During the quarter ended December 31, 2008, interest and other income was primarily due to the gain on the sale of the Company’s Property of $550,000 and interest income of $50,000, offset by losses in foreign currency exchange valuations and the settlement of the forward exchange contracts totaling $594,000. During the nine months ended December 31, 2008, interest and other income was primarily due to the $550,000 gain mentioned above and interest income of $295,000, offset by losses in foreign currency exchange valuations and the settlement of the forward exchange contracts in the aggregate of $862,000

During the quarter ended December 31, 2007, interest and other income was primarily due to interest income of $235,000 and the reversal of State of Hawaii tax reserves of $62,000. During the nine months ended December 31, 2007, interest and other income was primarily due to interest income of $739,000 and the reversal of State of Hawaii tax reserves of $62,000.

 (13) Leases

At December 31, 2008, the Company had  lease obligations on its corporate and warehouse facilities.  Minimum annual lease payments on these facilities are $222,000, $239,000 and $228,000 for the calendar years ending December 31, 2009 through December 31, 2011, respectively.

(14) Commitments and Contingencies

In November 2008, the Company entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to us for use in our planned polysilicon production facility in Pocatello, Idaho. The term of the agreement is three years, commencing January 1, 2009. Each year during the term of the agreement, Polymet has agreed to sell to us, and we have agreed to purchase from Polymet, specified volumes of silicon metal that meet certain purity and size specifications. The volume is fixed during each of the three years; provided that the parties may agree to increase the volume. Pricing is fixed during calendar year 2009, and the aggregate net value of the silicon metal products to be purchased by us under the agreement in calendar year 2009 is approximately $6.5 million. Pricing is to be renegotiated for the second and third years of the agreement; however, if the parties are unable to agree on pricing for either year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation.

In November 2008, the Company also entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, to us for use in our planned polysilicon production facility in Pocatello, Idaho. The term of the agreement is eight years. Each year during the term of the agreement, BHS has agreed to sell to us, and we have agreed to purchase from BHS, specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are planned to begin on June 30, 2009, and the aggregate net value of the HCl to be purchased by us under the Agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation.

(15) Hoku Solar Power I LLC

In December 2008, the Company and UFA Renewable Energy Fund I, LLC, a Delaware limited liability company, or UFA established and capitalized Hoku Solar Power I, LLC, a California limited liability company, or Power I. Under the terms of the Power I Operating Agreement by and between the Company and UFA, or the Operating Agreement, the Company assigned its power purchase agreements, or PPAs, to Power I, which was created to own and operate each system and which will sell the electricity generated by the PV systems to the Hawaii State Department of Transportation, or DOT, at predetermined contract rates.  Under the terms of the PPAs, Power I is permitted to install, maintain and operate each of the seven planned energy systems on DOT facilities over a term of 20 years, commencing on the date that the system is operational for energy to be delivered to DOT.  As of December 31, 2008, the seven planned systems are under development and none are operational.  The Company is currently evaluating whether certain provisons of the PPAs require that the energy systems be accounted for as leased equipment in accordance with EITF 01-8-Determing Whether an Arrangement Contains a Lease.

In connection with the Operating Agreement, the Company also entered into a Guaranty by and among Power I, UFA, Firstar Development LLC, a Delaware limited liability company and the Company, or the Guaranty, to guarantee certain obligations set forth in the Operating Agreement.  These obligations include (1) the payment to UFA of up to a projected $2,630,505 if a recapture of certain tax credits occurs under the Operating Agreement which is the result of actions taken or not taken by Power I, or by the Company (as managing member of Power I) or by DOT, such recapture amount to decrease by a fixed percentage each year based on the actual credit claimed by UFA; (2) the payment to UFA of up to $4,043,050 if (i) the PV systems are not placed in service by April 15, 2009, (ii) an event of default occurs prior to the PV systems being placed in service, (iii) the PV systems qualify for less than seventy percent (70%) of the projected tax credits as set forth in the Operating Agreement or (iv) an event of bankruptcy has occurred with respect to the Company prior to the third installment payment made by UFA; (3) the payment of any excess development costs with respect to the PV systems, which includes covering any operating deficits associated with Power I; or (4) purchasing UFA’s interest in Power I, the value of which interest shall equal the greater of (i) the fair market value of UFA’s interest in Power I, (ii) $157,974, or (iii) an amount necessary for UFA to achieve its target internal rate of return per annum on an after-tax, cumulative basis over the period in which UFA owns its interest in Power I.  The guarantee obligations described above are contingent and may be limited based upon the facts surrounding the triggering events listed above.

The terms of the Operating Agreement and Guaranty provide for specific limitations on the losses that may be realized by UFA.  In addition to other limitations described above, the Company is required to fund any excess development costs and any operating deficits of Power I.  Also, UFA’s expected residual return from Power I is capped pursuant to the Operating Agreement. The Company is currently evaluating certain provisions of the Operating Agreement and the related accounting treatment in accordance with FIN46R- Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements as it concerns the consolidation of certain entities in which (a) the equity investment at risk does not provide its holders with the characteristics of a controlling financial interest or (b) the equity investments at risk is not sufficient for the entity to finance its activities without additional subordinated financial support. For such entities, a controlling financial interest cannot be identified based upon voting equity interests. FIN 46R refers to such entities as variable interest entities, or VIEs and requires consolidation of a VIE by its primary beneficiary. The primary beneficiary is the entity, if any, that will absorb a majority of the VIE’s expected losses, receive a majority of its expected residual returns, or both, as a result of holding variable interests.  The Company has determined that Power I is a VIE and is currently evaluating whether certain provisions of the Operating Agreement deem it to be the primary beneficiary of Power I and would require the financial and operating results of Power I to be consolidated with the Company’s financials in accordance with FIN 46R.

In December 2008, the Company and Power I entered into a Development Services Agreement, or the Development Agreement, pursuant to which the Company agreed to construct, install, develop and commission the PV systems on behalf of Power I.  The Company also agreed to operate and maintain the systems pursuant to the terms and conditions of the Purchase and Sale and Operation and Maintenance Agreement entered into between the Company and Power I in December 2008. Each system will be transferred to Power I prior to the commencement of commercial operation. In December 2008, the Company completed the engineering, design and procurement phases for the projects and commenced system installation at two DOT project sites on the island of Kauai.  The Company expects to complete the installation of all seven systems during the first calendar quarter of 2009.

(16) Operating Segments

Operating segments are components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group for the Company is made up of the Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Chief Operating Officer.  The chief operating decision-making group manages the profitability, cash flows, and assets of each segment’s various product or service lines and businesses. The Company has three operating business units in two industries: Fuel Cell and Solar. The Fuel Cell industry is comprised of the fuel cell segment. The Solar industry is comprised of the PV system installation business unit (Hoku Solar) and the polysilicon production business unit (Hoku Materials). A description of the products for each business unit is described in Note 1, “Summary of Significant Accounting Policies and Practices” above.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
		(amounts in thousands)
Revenue:
Hoku Fuel Cells	$—	$—	$—	$1,337
Hoku Solar	767	1,271	4,845	1,271
Hoku Materials	—	—	—	—

Total consolidated revenue	$767	$1,271	$4,845	$2,608

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
		(amounts in thousands)
Income (loss) from operations:
Hoku Fuel Cells	$—	$(3)	$(19)	$200
Hoku Solar*	(297)	127	(202)	(1,118)
Hoku Materials	(602)	(1,006)	(1,924)	(2,100)

Total consolidated loss from operations	$(899)	$(882)	$(2,145)	$(3,018)

The reconciliation of segment operating results to the Company’s consolidated totals was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
		(amounts in thousands)
Consolidated loss from operations	$(899)	$(882)	$(2,145)	$(3,018)
Interest and other income	36	344	87	824

Net loss	$(863)	$(538)	$(2,058)	$(2,194)

The Company allocates its assets to its business units based on the primary business units benefiting from the assets.

	December 31, 2008	March 31, 2008
	(amounts in thousands)
Identifiable assets:
Hoku Fuel Cells	$-	$140
Hoku Solar	8,825	2,037
Hoku Materials	142,690	29,522
Unallocated assets	13,388	36,410

	$164,903	$68,109

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements about:

•
our ability to raise sufficient funds to establish a polysilicon manufacturing facility, including payments for the engineering, procurement and construction management services from Stone & Webster, Inc., construction services from JH Kelly LLC, the purchase and installation of the equipment from GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Saft Power Systems USA, Inc., PVA Tepla Danmark and other vendors, contractors and consultants in general, and to comply with our obligations under our agreements with Wuxi Suntech Power Co., Ltd., Solarfun Power Hong Kong Limited, Tianwei New Energy (Chengdu) Wafer Co., Ltd.,  Jiangxi Jinko Solar Co., Ltd. and Wealthy Rise International, Ltd.(Solargiga);

•
our ability to receive customer prepayments based on the agreed upon schedules, if at all, under our agreements with Wuxi Suntech Power Co., Ltd., Solarfun Power Hong Kong Limited, Tianwei New Energy (Chengdu) Wafer Co., Ltd.,  Jiangxi Jinko Solar Co., Ltd. and Wealthy Rise International, Ltd.(Solargiga);

•
our cost to engineer, procure and construct our planned polysilicon facility, including any increases in cost from the planned increase in production capacity from 3,500 metric tons per year to 4,000 metric tons per year;

•	our ability to deliver polysilicon in the first or second half of calendar year 2009;

•
the ability of Stone & Webster, Inc., JH Kelly LLC, GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., Saft Power Systems USA, Inc., PVA Tepla Danmark, Polymet Alloys, Inc., BHS Acquisitions, LLC and our other vendors, contractors and consultants’ to meet the delivery schedules in their respective agreements with us;

•	our ability to engineer and construct a production plant for polysilicon;

•	our ability to produce polysilicon;

•
our ability to raise sufficient funds to purchase raw materials needed for the production of polysilicon from vendors with whom we have current supply agreements, such as Polymet Alloys, Inc., and BHS Acquisitions, LLC, as well as from vendors with whom we do not yet have supply agreements;

•	the timing of when we expect to receive our prepayment from Wealthy Rise International, Ltd., or Solargiga, if at all;

•	our ability to amend or terminate our existing polysilicon supply agreements, or resell polysilicon to new customers for additional prepayments;

•	our ability to diminish or defer capital expenditures for our polysilicon plant by delaying construction of our trichlorosilane production system;

•	our ability to produce trichlorosilane, and the efficiency and potential operating cost savings from the trichlorosilane production process to be designed by Dynamic Engineering Inc.;

•
our ability to identify and reach agreements with vendors to supply us with additional raw materials we will need to produce polysilicon, including our ability to identify and reach an agreement with a vendor of trichlorosilane, should we delay construction of our trichlorosilane production facility;

•	our selection of the City of Pocatello, Idaho as our location for our planned polysilicon production facility;

•
our ability to meet the quality, quantity and timing requirements under our supply agreements with Wuxi Suntech Power Co., Ltd., Solarfun Power Hong Kong Limited, Tianwei New Energy (Chengdu) Wafer Co., Ltd.,  Jiangxi Jinko Solar Co., Ltd. and Wealthy Rise International, Ltd.(Solargiga);

•	the quality of polysilicon to be produced by us;

•	our costs to produce polysilicon, and our ability to offer pricing that is competitive with competing products;

•	our plans for future expansion of our polysilicon production facility;

•	our forecasted revenue from the potential future sale of polysilicon;

•	our ability to complete PV system installations, including potential future installations with the Hawaii State Department of Transportation;

•	our ability to obtain solar modules from third party vendors and our ability to offer pricing for PV system installations that is competitive with competing products and installation providers;

•	the performance and durability of the PV systems we install;

•	the cost to procure and install PV systems;

•	our ability to offer pricing that is competitive with competing products and expected future revenue from the PV system installation business;

•	our expectations regarding the potential size and growth of PV system installations and polysilicon markets in general and our revenues in particular;

•	our expectations regarding the market acceptance of our products;

•	our future financial performance;

•	our business strategy and plans; and

•	objectives of our management for future operations.

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

Hoku Materials

In February 2007, we incorporated Hoku Materials to manufacture polysilicon, a primary material used in the production of PV modules, and we intend to sell all of our planned output of polysilicon to third party manufacturers of ingots, wafers, PV cells and modules.  In May 2007, we commenced construction of our planned polysilicon manufacturing facility in Pocatello, Idaho. We increased the plant’s annual planned production capacity from the previously announced 3,500 metric tons per year to 4,000 metric tons per year.  As of December 31, 2008, we were on schedule to make our first commercial shipment in the first half of 2009 and to have the plant operating at full capacity by the first half of 2010; however, the potential impact of delayed customer prepayments may cause us to shift our planned first commercial shipment from the first half of calendar year 2009 to the second half of calendar year 2009. We intend to ramp-up production throughout the second half of calendar year 2009 and into calendar year 2010, when we expect to reach full production capability. We expect this revised schedule will still allow us to meet all delivery obligations to our current customers.

Customer Update

Jiangxi Jinko Solar Co., Ltd.  In July 2008, we entered into a supply agreement with Jiangxi Jinko Solar Co., Ltd., or Jinko, formerly known as Jiangxi Kinko Energy Co., Ltd., for the sale and delivery of predetermined volumes of polysilicon to Jinko at set prices over a ten-year period beginning in November 2009, or the Jinko Supply Agreement.  Under the Jinko Supply Agreement, up to approximately $298 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions.

In January 2009, we entered into Amendment No. 1 to the Jinko Supply Agreement, or the Jinko Amendment.  Under the Jinko Amendment, the total volume of polysilicon to be sold to Jinko has been reduced to approximately $178 million, representing a 40% reduction in volume from the approximately $298 million that would have been payable under the original Jinko Supply Agreement.

Under the Jinko Supply Agreement, Jinko previously paid us a cash deposit of $10 million in September 2008, plus an additional $2.5 million in December 2008 and $7.5 million in January 2009 prior to the execution of the Jinko Amendment, as prepayments for future product deliveries. Jinko is obligated to pay an additional cash deposit of $13 million as a prepayment for future product deliveries on or before March 31, 2009. Under the Jinko Amendment, we have waived the requirement that Jinko provide a letter of credit to secure its $13 million deposit obligation; and the Jinko Amendment provides that if Jinko does not provide the $13 million cash deposit on or before March 31, 2009, then we may immediately terminate the Jinko Supply Agreement and retain the $20 million cash deposits as liquidated damages.

Tianwei New Energy (Chengdu) Wafer Co., Ltd.  In August 2008, we entered into a supply agreement with Tianwei New Energy (Chengdu) Wafer Co., Ltd., or Tianwei, for the sale and delivery of predetermined volumes of polysilicon to Tianwei at set prices over a ten-year period beginning in March 2010, or the Tianwei Supply Agreement No. 1.  Under the Tianwei Supply Agreement No. 1, up to approximately $284 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions.  In September 2008, we entered into a second supply agreement with Tianwei for the sale and delivery of predetermined volumes of  polysilicon at set prices over a ten-year period beginning in April 2010, or the Tianwei Supply Agreement No. 2.  Under the Tianwei Supply Agreement No. 2, up to approximately $227 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions.

Under the Tianwei Supply Agreement No. 1, Tianwei has paid us a cash deposit of $30 million, as a prepayment for future product deliveries.  This includes a $15 million initial cash deposit, plus $15 million that was paid in October 2008, which Tianwei paid to us ahead of its November 2008 due date.  In exchange for Tianwei’s early payment to us, we entered into an Amendment to the Tianwei Supply Agreement No. 1 and an Amendment to the Tianwei Supply Agreement No. 2 pursuant to which we agreed to: (i) increase Tianwei’s allocation of our planned 2009 production output that is not allocated to our other customers, and (ii) adjust the schedule by which we will credit Tianwei’s prepayments against our future product deliveries under both Tianwei Supply Agreement No. 1 and Tianwei Supply Agreement No. 2 (see below).  In addition to the $30 million that has been paid through October 2008, Tianwei is required to pay to us an additional $15 million, as a prepayment for future product deliveries, on or before January 15, 2009, with a final payment of $5 million conditioned upon shipment of specified product volumes. Based on our discussions with Tianwei we expect to receive the January 15, 2009  payment in February 2009. As security for Tianwei’s $15 million prepayment obligation, Tianwei delivered to us a $30 million stand-by letter of credit.

Under the Tianwei Supply Agreement No. 2, Tianwei has paid us a cash deposit of $22 million, as a prepayment for future product deliveries.  This includes a $10 million initial cash deposit, plus $12 million that was paid in December 2008.  Tianwei is required to pay an additional $14 million, as a prepayment for future product deliveries, consisting of $12 million on or before April 30, 2009 and a final payment of $2 million conditioned upon shipment of specified product volumes.  If Tianwei does not pay when due the remaining $15 million prepayment under the Tianwei Supply Agreement No. 1, or the remaining $14 million prepayment under the Tianwei Supply Agreement No. 2, then we may immediately terminate the Tianwei Supply Agreement No. 1 or Tianwei Supply Agreement No. 2, as applicable, and retain all deposits that have been paid as of the date of termination as liquidated damages.

Solarfun Power Hong Kong Limited. In May 2008, we entered into a supply agreement with Solarfun Power Hong Kong Limited, a subsidiary of Solarfun Power Holdings Co., Ltd., or Solarfun, for the sale and delivery of predetermined volumes of polysilicon to Solarfun at set prices over a ten-year period beginning in July 2009, or the Solarfun Supply Agreement. Under the Solarfun Supply Agreement, up to approximately $384 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions. In addition, under the Solarfun Supply Agreement, Solarfun paid an initial cash deposit of $11 million and was required to pay us an additional $44 million  as a prepayment for future product deliveries, in increments of $19 million, $20 million, and $5 million, on or before September 30, 2008, March 31, 2009, and March 31, 2010, respectively.

In October 2008, we entered into an amended supply agreement with Solarfun, or the Solarfun Amendment No. 1. Under the Solarfun Amendment No.1, we cancelled Solarfun’s $44 million letter of credit previously issued on our behalf. In return, Solarfun paid us $21 million, consisting of the $19 million payment then currently due, plus an accelerated $2 million payment from the $20 million prepayment which is not due until March 31, 2009. In addition, Solarfun Holdings Co., Ltd., the parent company of Solarfun, has signed the Solarfun Amendment No. 1 as guarantor for all of Solarfun’s $44 million in prepayment obligations that were previously guaranteed by the letter of credit. The Solarfun Amendment No. 1 also provides that if Solarfun fails to timely make any of these prepayments, then we may cancel the Solarfun Supply Agreement and retain all deposits previously paid. Finally, the Solarfun Amendment No. 1 amends the Solarfun Supply Agreement to allow us to suspend shipment of polysilicon to Solarfun if Solarfun fails to timely make its $5 million prepayment due on March 31, 2010.

Wealthy Rise International, Ltd.  In September 2008, we entered into a supply agreement with Wealthy Rise International, Ltd., a wholly-owned subsidiary of Solargiga Energy Holdings, Ltd., or Solargiga, for the sale and delivery of predetermined volumes of polysilicon to Solargiga at set prices over a ten-year period beginning in March 2010, or the Solargiga Supply Agreement. Under the Solargiga Supply Agreement, up to approximately $455 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions.

Under the Solargiga Supply Agreement, Solargiga agreed to pay us an aggregate of $68 million in prepayments for future product deliveries, including an initial cash deposit of $22 million in September 2008, and an additional $46 million in increments of $21 million and $20 million on or before December 20, 2008, and March 31, 2009, respectively, with a final $5 million being payable when we complete aggregate shipments of a specified volume of products to Solargiga; however, Solargiga has failed to pay any of these cash deposits on schedule. We are in discussions with Solargiga to receive the late payments, and expect to either amend our contract with Solargiga, or terminate the Solorgiga Supply Agreement altogether. In the event we terminate the Solargiga Supply Agreement, we intend to replace the unmet prepayment commitments by reselling the polysilicon capacity to other current or future customers.

Polysilicon Facility Construction and Financing Update

In November 2008, we entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to us for use in our planned polysilicon production facility in Pocatello, Idaho. The term of the agreement is three years, commencing January 1, 2009. Each year during the term of the agreement, Polymet has agreed to sell to us, and we have agreed to purchase from Polymet, specified volumes of silicon metal that meet certain purity and size specifications. The volume is fixed during each of the three years; provided that the parties may agree to increase the volume. Pricing is fixed during calendar year 2009, and the aggregate net value of the silicon metal products to be purchased by us under the agreement in calendar year 2009 is approximately $6.5 million. Pricing is to be renegotiated for the second and third years of the agreement; however, if the parties are unable to agree on pricing for either year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation.

In November 2008, we entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, to us for use in our planned polysilicon production facility in Pocatello, Idaho. The term of the agreement is eight years. Each year during the term of the agreement, BHS has agreed to sell to us, and we have agreed to purchase from BHS, specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are planned to begin on June 30, 2009, and the aggregate net value of the HCl to be purchased by us under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation.

During the quarter ended December 31, 2008, construction of our plant in Pocatello, Idaho was proceeding according to schedule and we were focused on preparing the reactor building for the arrival of the reactors, and on completing the required components for demonstration testing and early-stage production, including the vent gas recovery system and key infrastructure, such as electric power.  In addition, in January 2009, we received six polysilicon reactors at our Pocatello facility and two polysilicon reactors have been assembled and installed on our production floor. The reactors, which were manufactured in Germany by GEC/MSA, are the first units to arrive in Pocatello out of a planned total order of 28. The next shipment of ten polysilicon reactors and related equipment is planned to arrive at our facility in the first half of calendar year 2009.  The second order of twelve polysilicon reactors is expected to arrive at our facility in the second half of calendar year 2009.

As of December 31, 2008, we had received a total of $98.5 million in customer prepayments.  In January 2009, we received an additional $7.5 million from Jinko bringing the total customer prepayments to $106 million and resulting in all of our customers being current on their prepayment obligations, except for Solargiga.  Solargiga was to have paid us $43 million of its total $68 million prepayment commitment prior to the end of December 2008.  We continue to work with Solargiga to find a way to move the engagement forward, but we are considering all options afforded us through the Solargiga Supply Agreement, including unilateral resale of their allocated capacity, among other potential remedies.

Including the revised prepayment schedule provided in the Jinko Amendment, a default of Solargiga’s aggregate prepayment obligation would cause a net reduction of $90 million in our current customer prepayment commitments as compared to the commitments in place as of September 30, 2008. This would reduce our aggregate customer prepayment commitments from a total of $306 million to $216 million, which would reduce the cash available for construction of our polysilicon plant. We intend to resell any recaptured polysilicon capacity, and are currently engaged in active discussions with prospective customers.

We also recognize that receipt of the customer prepayments associated with any new polysilicon contracts could be less than we anticipate or several months later than previously expected.  As a result, if needed, we could reduce and/or delay our planned capital expenditures.  We believe we could defer approximately $40 million in capital expenditures by delaying construction of our on-site tricholorosilane, or TCS, production facility. We are in negotiations with third party TCS producers for a TCS supply contract to enable us to execute on this strategy, if necessary.  The procurement of third-party TCS would result in an increase in our near term cost of goods sold.  In such a case, we could consider building TCS capacity at a later point in time.

We originally estimated that it would cost approximately $390 million to engineer, procure and construct a 3,500 metric ton per annum polysilicon production plant. While there may be cost increases related to the increased 4,000 metric ton capacity, we do not believe we will be required to procure any major additional equipment, however, we are continuing to review the $390 million forecasted cost to complete the plant.

As of December 31, 2008, we had contributed $140.1 million to the costs of construction of our polysilicon plant.  We plan on funding the remaining construction costs through customer prepayments and through debt or equity financing.  Assuming a total cost to complete the construction of our 4,000 metric ton plant is $390 million, and depending on factors such as contract resolution with Solargiga, the timing of resale of Jinko’s recaptured capacity, the size of additional prepayments by new polysilicon customers, and any decisions to purchase TCS, the amount of debt and/or equity we believe we will need to raise could range from $3 million up to $83 million.

Although we were on schedule through December 31, 2008, the delays in customer prepayments may cause a shift of our planned production demonstration from the first quarter of calendar year 2009 to the second quarter of calendar year 2009. In addition, this may also cause us to shift our planned first commercial shipment from the first half of 2009 to the second half of 2009. We will ramp-up production throughout the second half of calendar year 2009 and into calendar year 2010, when we expect to reach full production capability.

During the three and nine months ended December 31, 2008, we incurred an operating loss of $602,000 and $1.9 million, respectively, relating to Hoku Materials  which consisted of expenses primarily related to payroll, travel expenses, and professional fees. In addition, as of December 31, 2008, we had capitalized $140.1 million related to Hoku’s Materials’s construction costs for the Idaho plant.

Hoku Solar

We incorporated Hoku Solar to design, engineer and install PV systems and related services. Due to the change in our business strategy of  not manufacturing solar modules along with the downsizing of our fuel cell business, we sold our land and facility in Kapolei, Hawaii and relocated to separate leased warehouse and office spaces on the island of Oahu, Hawaii.

In December 2008, we closed the sale of our fee simple interest in our real property and improvements, including our corporate headquarters, in Kapolei, Hawaii, or the Property. The Property was sold to Operating Engineers Local Union No. 3 - District 17 - Hawaii, or Operating Engineers, for an aggregate purchase price of $5.8 million, and resulted in a gain on sale of approximately $550,000. Concurrent with the closing of the sale of the Property, we repaid Bank of Hawaii $3.4 million that we had previously borrowed against the Property.

In October 2008, we were selected by the Hawaii State Department of Transportation, or DOT, to design, engineer and install PV systems at airports across the state of Hawaii and entered into a series of power purchase agreements, or PPAs, with the DOT.  Under the PPAs, the DOT will purchase up to an aggregate of 779 kilowatts of solar electricity to be generated by PV systems to be installed, owned and operated by us at a predetermined rate over a contract period of 20 years.  We plan to install the PV power systems at multiple DOT properties including Lihue Airport, Kahului Airport, Kona International Airport at Keahole and Hilo International Airport beginning in calendar year 2009.

Under the terms of the Power I Operating Agreement by and between us and UFA, or the Operating Agreement, we assigned our PPAs to Power I, which was created to own and operate each system and which will sell the electricity generated by the PV systems to the DOT at the predetermined contract rates.  Under the Operating Agreement, we and UFA have estimated that the additional financing of Power I is expected to be sufficient to cover the costs of development of the seven planned systems. Power I is intended to provide financing for PV systems to be installed and operated by us  in the State of Hawaii.

In connection with the Operating Agreement, we also entered into a Guaranty by and among Power I, UFA, Firstar Development LLC, a Delaware limited liability company and us, or the Guaranty, to guarantee certain obligations set forth in the Operating Agreement.  These obligations include (1) the payment to UFA of up to a projected $2,630,505 if a recapture of certain tax credits occurs under the Operating Agreement which is the result of actions taken or not taken by Power I, or by us (as managing member of Power I) or by DOT, such recapture amount to decrease by a fixed percentage each year based on the actual credit claimed by UFA; (2) the payment to UFA of up to $4,043,050 if (i) the PV systems are not placed in service by April 15, 2009, (ii) an event of default occurs prior to the PV systems being placed in service, (iii) the PV systems qualify for less than seventy percent (70%) of the projected tax credits as set forth in the Operating Agreement or (iv) an event of bankruptcy has occurred with respect to us prior to the third installment payment made by UFA; (3) the payment of any excess development costs with respect to the PV systems, which includes covering any operating deficits associated with Power I; or (4) purchasing UFA’s interest in Power I, the value of which interest shall equal the greater of (i) the fair market value of UFA’s interest in Power I, (ii) $157,974, or (iii) an amount necessary for UFA to achieve its target internal rate of return per annum on an after-tax, cumulative basis over the period in which UFA owns its interest in Power I.  The guarantee obligations described above are contingent and may be limited based upon the facts surrounding the triggering events listed above.

In December 2008, we and Power I entered into a Development Services Agreement, or the Development Agreement, pursuant to which we agreed to construct, install, develop and commission the PV systems on behalf of Power I.  We also agreed to operate and maintain the systems pursuant to the terms and conditions of a Purchase and Sale and Operation and Maintenance Agreement entered into in December 2008, between us and Power I. Each system will be transferred to Power I prior to the commencement of commercial operation. In December 2008, we  completed the engineering, design and procurement phases for the projects and commenced system installation at two DOT project sites on the island of Kauai.  We expect to complete the installation of all seven systems during the first calendar quarter of 2009.

As part of our agreement with UFA, we granted a right of first refusal to UFA on our future solar projects to be installed during calendar years 2009 and 2010 pursuant to the terms and conditions set forth in a Right of First Refusal Agreement entered into in December 2008.

During the three and nine months ended December 31, 2008, we  incurred operating losses of $297,000 and $202,000 respectively, relating to Hoku Solar, primarily due to resale of solar inventory and successful completion of PV system installations offset by operating expenses which mainly consisted of payroll expenses, including stock-based compensation, and professional fees.

Hoku Fuel Cells

Under the name Hoku Fuel Cells, we operated our fuel cell business, which designed, developed and manufactured MEAs for proton exchange membrane, or PEM, fuel cells. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, our customers have not commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and we have not sold any products commercially.

We continue to pursue patent applications in order to protect our technology, inventions and improvements related to our fuel cell products; however, we are not currently pursuing any new contracts or committing resources to further develop our fuel cell products.

During the three and nine months ended December 31, 2008, Hoku Fuel Cells  incurred zero and $19,000 of operating losses for the respective periods.

Financial Operations Review

During the nine months ended December 31, 2008, we derived all of our revenue through PV system installations and related services performed by Hoku Solar and the resale of solar inventory. We expect that all of our revenue will be derived through PV system installations and related services, the resale of inventory and the sale of electricity until the first half of calendar year 2009, when Hoku Materials is expected to generate revenue through the sale of polysilicon manufactured at our planned polysilicon production facility in Pocatello, Idaho.

Hoku Solar

During the nine months ended December 31, 2008, substantially all of our revenue was comprised of commercial PV system installations and the resale of solar inventory. Our revenue was generated primarily from installations for Paradise Beverages of $3.1 million and for Resco, Inc. of $655,000 and the resale of solar inventory of $523,000.

Consolidated Results of Operations

The following analysis of the unaudited consolidated financial condition and results of operations of Hoku Scientific, Inc. and wholly-owned subsidiaries should be read in conjunction with the consolidated unaudited financial statements and the related notes thereto in this Quarterly Report on Form 10-Q.  All significant intercompany balances and transactions are eliminated in consolidation.

Comparison of Three Months Ended December 31, 2008 and 2007

Revenue. Revenue was $767,000 for the three months ended December 31, 2008 compared to $1.3 million for the same period in fiscal 2008. Revenue for the three months ended December 31, 2008 was comprised of PV system installations for Xcel International and Kuroda Auto Body, Inc. and resale of solar inventory compared to PV system installations for Paradise Beverages and Bank of Hawaii for the same period in 2007.

Cost of  Revenue. Cost of  revenue was $592,000 for the three months ended December 31, 2008 compared to $805,000 for the same period in fiscal 2008. The cost of  revenue for the three months ended December 31, 2008 and 2007, related to PV system installations and resale of solar inventory. Cost of revenue primarily consisted of employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.1 million for the three months ended December 31, 2008 compared to $1.3 million for the same period in fiscal 2008. The decrease of $271,000 was primarily due to a reduction in professional fees consisting principally of legal, accounting, consulting and other service fees of $340,000.  The decrease was offset by, increases in employee compensation, including stock-based compensation, of $80,000.

Research and Development Expenses. There were $0 of research and development expenses for the three months ended December 31, 2008 compared to $3,000 for the same period in fiscal 2008 due to a shift in business strategy from fuel cells to solar.

Interest and Other Income. Interest and other  income was $36,000 for the three months ended December 31, 2008 compared to interest and other income of $344,000 for the same period in fiscal 2008. The decrease of $308,000 was primarily  to the losses related to our foreign currency (Euro) forward contracts of $594,000, a reduction in interest income of $185,000 and  the reversal of State of Hawaii tax reserves of $62,000.  The decrease was offset by a gain of $550,000 on the sale of our fee simple interest in our real property and improvements, including our corporate headquarters.

Comparison of Nine Months Ended December 31, 2008 and 2007

Revenue. Revenue was $4.8 million for the nine months ended December 31, 2008 compared to $2.6 million for the same period in fiscal 2008. Revenue for the nine months ended December 31, 2008 was primarily comprised of PV system installations for Paradise Beverages and Resco, Inc. and resale of solar inventory.   Revenue for the nine months ended December 31, 2007 was primarily comprised of service and license revenue from fuel cell contracts with the U.S. Navy of $1.3 million and PV system installations for Paradise Beverages.

Cost of  Revenue. Cost of  revenue was $3.6 million for the nine months ended December 31, 2008 compared to $1.8 million for the same period in fiscal 2008. The cost of  revenue for the nine months ended December 31, 2008 was primarily related to PV system installations and resale of solar inventory.  The cost of  revenue for the nine months ended December 31, 2007 was primarily related to fuel cell contracts with the U.S. Navy  of $951,000 and to PV system installations. Cost of revenue primarily consisted of employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.4 million for the nine months ended December 31, 2008 compared to $3.8 million for the same period in fiscal 2008. The decrease of $405,000 was primarily due to a reduction in professional fees consisting principally of legal, accounting, consulting and other service fees of $330,000 and the loss on  the resale of solar cells and write-down of solar and fuel cell equipment of $286,000 and $76,000, respectively.  In addition, there was a higher application of other direct and indirect charges to customer contracts of $209,000 in the current period as compared to the prior year resulting in a decrease in selling, general and administrative expenses.   The decrease was offset by increases in employee compensation, including stock-based compensation, of $400,000, interest and bank loan expenses of $47,000 and travel expenses of $35,000.

Research and Development Expenses. There were $0 of research and development expenses for the nine months ended December 31, 2008 compared to $85,000 for the same period in fiscal 2008 due to a shift in business strategy from fuel cells to solar.

Interest and Other Income. Interest and other income was $87,000 for the nine months ended December 31, 2008 compared to interest and other income of $824,000 for the same period in fiscal 2008. The decrease of $737,000 was due primarily to the losses related to our foreign currency (Euro) forward contracts of $862,000 and a reduction in interest income of $443,000  and  the reversal of State of Hawaii tax reserves of $62,000. The decrease was offset by a gain of $598,000 on the sale of property and equipment, including the sale of our fee simple interest in our real property and improvements, including our corporate headquarters.

Liquidity and Capital Resources

We have incurred cumulative net losses, and as of December 31, 2008, we had  an accumulated deficit of $14.3 million. During the nine months ended December 31, 2008, Hoku Materials generated $0 of revenue. Our revenue was limited to our PV system installations primarily from Hoku Solar contracts and resale of solar inventory. All of our Hoku Fuel Cell contracts were completed in fiscal 2008, and at this time, we do not believe we will receive any meaningful revenue from Hoku Fuel Cell products and services in the foreseeable future. In addition, as we invest resources towards our polysilicon manufacturing and PV systems installation service businesses, develop our products, expand our corporate infrastructure, prepare for the increased production of our products and evaluate new markets to grow our business, we expect that our expenses will continue to increase and, as a result, we will need to generate significant revenue to achieve profitability.

We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our polysilicon supply contracts. We believe that our cash, cash equivalent and short-term investment balances will be sufficient to meet the anticipated capital expenditures and cash requirements for Hoku Solar and Hoku Fuel Cells through at least the next 12 months. In September 2008, we announced that we would be increasing our planned polysilicon facility capacity from 3,500 metric tons per year to 4,000 metric tons per year. We believe that the increase will not require the purchase of any additional polysilicon reactors, trichlorosilane production equipment, or vent gas recovery equipment. Our original estimated construction cost for a facility capable of producing 3,500 metric tons of polysilicon per year was $390 million; however, we have not yet determined the additional cost associated with the increase in our planned production output from 3,500 to 4,000 metric tons per year, if any.  As of December 31, 2008, we had contributed approximately $140.1 million to the construction costs of our polysilicon plant and we plan on funding the remaining construction costs through customer prepayments under current and potentially new supply agreements, through debt or equity financing and the sale of unallocated polysilicon.

The sale of additional equity and/or convertible debt instruments may result in additional dilution to our current stockholders. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that  restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization and manufacturing activities, which could harm our business. Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1A. “Risk Factors” and the section above entitled “Forward-Looking Statements.”

As of December 31, 2008, we had received $98.5 million from our customers in prepayments under our supply agreements and expect to receive an additional $185.5 million in customer prepayments.  In January 2009, we received an additional $7.5 million from Jinko bringing the total customer prepayments to $106 million. Tianwei is required to pay us $15 million in prepayment commitments on or before January 15, 2009. Based on our discussions with Tianwei, we expect to receive this payment in February 2009.  Solargiga was to have paid us $43 million of its total $68 million prepayment commitment prior to the end of December 2008; however, none of these prepayments has been made.  We to continue to work with Solargiga to find a way to move the engagement forward, but we are considering all options afforded us through the Solargiga Supply Agreement, including unilateral resale of their allocated capacity, among other potential remedies.

To date, Solargiga has not paid us $43 million of  its total $68 million prepayment commitment by the end of calendar year 2008. Including the revised prepayment schedule in the Jinko contract amendment, a total default by Solargiga would cause a net reduction of $90 million in our current customer prepayment commitments as compared to September 30, 2008. This would reduce our aggregate customer prepayment commitments from a total of $306 million to $216 million, which would reduce the cash available for construction of our polysilicon plant.

To replace the unmet and revised customer prepayment commitments, we are actively working to reallocate Solargiga’s production capacity and the capacity recaptured due the the amended agreement with Jinko.   In addition, we believe we could defer approximately $40 million in capital expenditures by delaying construction of our on-site tricholorosilane, or TCS production facility. We are in negotiations with third party TCS producers for a TCS supply contract to enable us to execute on this strategy, if necessary. The procurement of third-party TCS would result in an increase in our near term cost of goods sold and we could consider building TCS capacity at a later point in time.

Depending on factors such as contract resolution with Solargiga and the timing of resale of Jinko's recaptured capacity, the size of additional prepayments by new polysilicon customers, and any decisions to purchase TCS, the amount of additional debt and/or equity financing for construction of our polysilicon plant could range from $3 million up to $83 million.

If any of our contracts with Suntech, Solarfun, Jinko, Tianwei and Solargiga is terminated, our business will be materially harmed. In addition, we may be required to return any deposits and advance payments received up to the date of the termination, which as of December 31, 2008 was an aggregate of $98.5 million relating to our six supply agreements (two with Tianwei) and in such event, we would need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of our production plant, which delay may result in us failing to meet our delivery requirements under our existing supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the terminated agreements or at all. If we are unable to secure new funds, we will not be able to complete construction of our production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $8.5 million for the nine months ended December 31, 2008 compared to net cash provided by operating activities of $948,000 for the same period in fiscal 2008. Net cash used in operating activities in the nine months ended December 31, 2008 was primarily due to increases in inventory, costs of uncompleted contracts, gain on sale of property and decreases in accrued operating expenses and other current liabilities partially offset by decreases in other current assets, as compared to the same period in fiscal 2008.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $87.8 million for the nine months ended December 31, 2008 compared to $1.7 million for the same period in fiscal 2008. The net cash used in investing activities during the nine months ended December 31, 2008 was primarily due to the capitalization of funds to pay for an increase in construction costs of $97.9 million related to our polysilicon facility compared to the same period in fiscal 2008, partially offset by a decrease in restricted cash requirements.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $87.8 million for the nine months ended December 31, 2008 compared to $15.1 million for the same period in fiscal 2008. The net cash provided by financing activities during the nine months ended December 31, 2008 was primarily due to $81.5 million in deposits received from supply agreements for polysilicon deliveries and the sale of 1,160,716 shares of our common stock for net proceeds of approximately $6.7 million compared to $15 million in supply agreement deposits receivedfor the same period in fiscal 2008.

Contractual Obligations

The following table summarizes the contractual obligations that existed at December 31, 2008:

Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Construction in progress	$137,248	$137,248	$—	$—	$—
Equipment purchases	95,243	90,446	4,797	—	—
Supply purchases	8,869	5,558	3,311
Leases	689	202	487
Deposits – Hoku Solar	217	217	—	—	—
Deposits – Hoku Materials	98,500	—	35,354	35,068	28,078

Total	$340,766	$233,671	$43,949	$35,068	$28,078

Stone & Webster, Inc. We entered into an agreement with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering, procurement, and construction management services, or the EPCM Agreement, for the construction of a polysilicon production plant with an annual capacity of 3,500 metric tons. Under the EPCM Agreement, S&W will provide the engineering services to complete the design and plan for construction of the polysilicon plant, along with procurement and construction management services. S&W will be paid on a time and materials basis plus a fee for its services and incentives if certain schedule and cost targets are met. The target cost for the services to be provided under the EPCM Agreement is $50.0 million, plus up to $5.0 million of additional incentives that may be payable. During the nine months ended December 31, 2008, we made payments to S&W of $15.1 million, and as of December 31, 2008, we had paid S&W an aggregate amount of $20.8 million.

JH Kelly LLC. We entered into an agreement with JH Kelly LLC., or JH Kelly, for construction services for the construction of a polysilicon production plant with an annual capacity of 3,500 metric tons, or the Construction Agreement. We will pay JH Kelly on a time and materials basis plus a fee for its services and incentives if certain schedule, cost and safety targets are met. The target cost for the services to be provided under the Construction Agreement is $145.0 million, including up to $5.0 million of incentives that may be payable. During the nine months ended December 31, 2008, we made payments to JH Kelly of $19 million, and as of December 31, 2008, we had paid JH Kelly an aggregate amount of $23.3 million.

Dynamic Engineering Inc. We entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license, for the process to produce and purify trichlorosilane, or TCS. Under the agreement, Dynamic is obligated to design and engineer a TCS production facility that is capable of producing 20,000 metric tons of TCS for our planned polysilicon production plant in Pocatello, Idaho. The Dynamic process is to be integrated by S&W into the overall polysilicon production facility, and will be constructed by JH Kelly. Dynamic's engineering services will be provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that we may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the completed facility, and has agreed to indemnify us for any third party claims of intellectual property infringement. In April 2008, we amended the agreement to eliminate our obligation to indemnify and hold Dynamic harmless from any damages in excess of $5 million that arise out of the agreement, and/or Dynamic’s performance under the agreement, including claims that Dynamic acted negligently, whether the damages arise from claims by us or any third party. During the nine months ended December 31, 2008, we made payments to Dynamic of $2.5 million, and as of December 31, 2008, we had paid Dynamic an aggregate amount of $4.8 million.

GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. We entered into a contract with GEC Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, we will pay up to a total of 20.9 million Euros for the reactors. The reactors are designed and engineered to produce approximately 2,000 metric tons of polysilicon per year. The term of the contract extends until the end of the first month after the expiration date of the warranty period, but may be terminated earlier under certain circumstances. During the nine months ended December 31, 2008, we made payments to GEC and MSA of $13.5 million or 8.9 Euros and as of December 31, 2008, we had paid GEC and MSA an aggregate amount of $22.3 million or 15.2 Euros.

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

In January 2009, we received the first shipment of six Siemens-process reactors at our facility in Pocatello, Idaho and all of these polysilicon reactors have been assembled and installed on our production floor. The reactors are the first units to arrive in Pocatello out of a planned total order of 28. We expected to receive the reactors in December 2008, but their delivery was affected by unusually heavy winter weather on the U.S. west coast and the customs process. The next shipment of ten polysilicon reactors and related equipment is planned to arrive at our facility in March 2009.

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

In September 2008, we amended and restated the Idaho Power Agreement by entering into an Amended and Restated Agreement for Construction of Hoku Electric Substation and Associated Facilities, or the Amended Idaho Power Agreement. Under the Amended Idaho Power Agreement, Idaho Power agreed to construct an electric substation and associated transmission facilities with an increased capacity beyond what was provided for in the original Idaho Power Agreement. Idaho Power estimates that the costs of construction under the Amended Idaho Power Agreement will increase to $16.5 million. The Amended Idaho Power Agreement also provides that upon completion of construction, there will be a true-up of actual construction costs, so that either we will be refunded any monies we have paid to Idaho Power over and above the actual costs of construction, or we will pay Idaho Power any additional construction costs beyond the original amount. Idaho Power will use commercially reasonable efforts to provide us with transmission services for specified wattages by May 18, 2009, and July 19, 2009, and to complete construction of the expanded electric substation and associated transmission facilities by August 19, 2009.

Pursuant to the Amended Idaho Power Agreement, during the nine months ended December 31, 2008, we made payments to Idaho Power of $10.7 million, and as of December 31, 2008, we had paid Idaho Power Company an aggregate amount of $15.3 million.

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

Saft Power Systems USA, Inc. We entered into an agreement with Saft Power Systems USA, Inc., or Saft, for the purchase and sale of thyroboxes, earth fault detection systems, and related technical documentation and services, or the Deliverables. Under the agreement, Saft is obligated to manufacture and deliver the Deliverables, which are used as the power supplies for the polysilicon deposition reactors to be used in our planned  polysilicon production plant. The total fees payable to Saft for all Deliverables under the agreement is approximately $13 million, which is payable in five installments, beginning in April 2008. Provided that we are current on all payments, Saft guarantees the shipment dates of the Deliverables in stages, beginning in September 2008, with the final Deliverables shipping in February 2009. During the nine months ended December 31, 2008, we made payments to Saft of $4.6 million, and as of December 31, 2008, we had paid Saft an aggregate amount of $4.6 million.

PVA Tepla Danmark. In April 2008, we entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for our polysilicon production plant. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to our end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total fees payable to PVA is approximately $6 million, which is payable in four installments beginning in August 2008. Provided that we are current on all payments, PVA guarantees all slim rod pullers and float zone crystal pullers will be shipped within ten months after we pay the first 30% of the total agreement amount. PVA has also agreed to use its best efforts to deliver at least one slim rod puller within six months after receipt of the 30% initial payment. During the nine months ended December 31, 2008, we made payments to PVA of $1.9 million, and as of December 31, 2008, we had paid PVA an aggregate amount of $1.9 million.

Polyment Alloys, Inc.  In November 2008, we entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to us for use in our planned polysilicon production facility in Pocatello, Idaho. The term of the agreement is three years, commencing January 1, 2009. Each year during the term of the agreement, Polymet has agreed to sell to us, and we have agreed to purchase from Polymet, specified volumes of silicon metal that meet certain purity and size specifications. The volume is fixed during each of the three years; provided that the parties may agree to increase the volume. Pricing is fixed during calendar year 2009, and the aggregate net value of the silicon metal products to be purchased by us under the agreement in calendar year 2009 is approximately $6.5 million. Pricing is to be renegotiated for the second and third years of the agreement; however, if the parties are unable to agree on pricing for either year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation.

BHS Acquisitions, LLC.  In November 2008, we entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, to us for use in our planned polysilicon production facility in Pocatello, Idaho. The term of the agreement is eight years. Each year during the term of the agreement, BHS has agreed to sell to us, and we have agreed to purchase from BHS, specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are planned to begin on June 30, 2009, and the aggregate net value of the HCl to be purchased by us under the Agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation.

Hoku Solar Power I, LLC.  In October 2008, we were selected by the Hawaii State Department of Transportation, or DOT, to design, engineer and install PV systems at airports across the state of Hawaii and entered into a series of power purchase agreements, or PPAs, with the DOT.  Under the PPAs, the DOT will purchase up to an aggregate of 779 kilowatts of solar electricity to be generated PV systems to be installed, owned and operated by us at a predetermined rate over a contract period of 20 years.  We plan to install the PV power systems at multiple DOT properties including Lihue Airport, Kahului Airport, Kona International Airport at Keahole and Hilo International Airport beginning in calendar year 2009.

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

The assumptions used in calculating the fair value of our stock options and restricted stock awards represent our management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, changes in these inputs and assumptions can materially affect the measure of the estimated fair value of our stock options and restricted stock awards. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options and shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Furthermore, this accounting estimate is reasonably likely to change from period to period as further stock options and restricted stock awards are granted and adjustments are made for stock option and restricted stock awards forfeitures and cancellations. In accordance with SFAS 123(R), we do not record any deferred stock-based compensation on our balance sheet for our stock options and restricted stock awards.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51, or SFAS 160. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements in the accounting treatment and financial reporting of noncontrolling interests. This standard is effective for financial statements issued for fiscal years and interim periods within those fiscal years, beginning on or after November 15, 2008 (i.e. April 1, 2009 for the Company).  Earlier adoption is prohibited. We are in the process of evaluating the new  requirements under SFAS 160 and cannot at this time estimate the effects of implementing the new standard.

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

Off-Balance Sheet Arrangements

In October 2008, we settled the remaining Euros purchase agreements entered in January 2008 with Bank of Hawaii by  purchasing an aggregate amount of 5.6 million Euros prior to their maturity dates extending through July 2010 that were outstanding.  As a result of the early settlement of the remaining contracts, we recognized $688,000 in realized losses in October 2008 and the $1.6 million in deposits related to those agreements, which were recorded as restricted cash, were released by Bank of Hawaii.  As of December 31, 2008, neither the Company nor Bank of Hawaii has any continuing obligations to the other party under those agreements.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, auction instruments, corporate and government bonds and certificates of deposit. These investments are generally short-term in nature and highly liquid.  As of December 31, 2008, we did not maintain any short-term investments.  Our cash and cash equivalents as of December 31, 2008 were $19.3 million.

All of our contracts are denominated in U.S. dollars, except for our contracts with GEC and MSA which are denominated in Euros. As a result of the early settlement of our Euros purchase agreements, we no longer maintain any investment in Euros, nor are we a party to any agreements to purchase Euros at certain dates in the future.  Accordingly, we are subject to the then current spot rate between the US dollar and the Euro at such time that a payment is required under the GEC and MSA contracts.

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

We were incorporated in March 2001 and have a limited operating history.  We have cumulative net losses since our inception through December 31, 2008.

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

We have no prior experience in the polysilicon business.  In order to be successful, we are devoting substantial management time, resources and funds to this new business.  We intend to produce polysilicon at our planned polysilicon production facility in Pocatello, Idaho.  We commenced construction in May 2007 and anticipate we will begin producing polysilicon beginning in the first half of calendar year 2009; however, this could be delayed to the second half of calendar year 2009.  Any delays beyond the second half of 2009 could result in the termination of our customer supply contracts. We have encountered and expect that we will continue to encounter significant risks relating to our entering into the polysilicon industry and changes in that industry.  If we are unable to address these risks and other risks successfully, our business, financial condition and results of operations likely would be adversely affected.

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

Based on our polysilicon supply agreements with customers, we plan to equip and construct a polysilicon production plant with a production capacity of 4,000 metric tons of polysilicon per year.   Our original estimated construction cost for a facility capable of producing 3,500 metric tons of polysilicon per year was $390 million; however, we have not yet determined the additional cost associated with the increase in our planned production output from 3,500 to 4,000 metric tons per year.  We believe that the increase will not require the purchase of any additional polysilicon reactors, trichlorosilane production equipment, or vent gas recovery equipment.  As of December 31, 2008, we had contributed approximately $140.1 million to the construction cost of our polysilicon plant.  We plan on funding the remaining construction costs through customer prepayments and through debt or equity financing.  As of December 31, 2008, we had received $98.5 million in customer prepayments under our supply contracts and expect to receive an additional $185.5 million in customer prepayments.

We have experienced delays in the receipt of customer prepayments under our agreements with Wuxi Suntech Power Co., Ltd., Solarfun Power Hong Kong Limited, Tianwei New Energy (Chengdu) Wafer Co., Ltd., Jiangxi Jinko Solar Co., Ltd. and Wealthy Rise International, Ltd.(Solargiga).  As of December 31, 2008, Solargiga had failed to pay us any of the $43 million of their aggregate $68 million in prepayments due prior to such date.  If receipt of these payments are delayed, or not received at all, we could experience delays in our ability to continue the engineering, construction, and procurement of our planned polysilicon plant in order to deliver polysilicon in the first half of calendar year 2009, or within the time periods specified in our customer contracts, which could materially harm our business.  Even if we receive these prepayments on time, the actual costs to engineer, construct, and procure our planned polysilicon production plant could exceed our estimates, and we may be unable to raise any additional funding required to pay for any such added costs.

Prior to obtaining additional debt or equity financing we believe we will have to, among other things, satisfy potential lenders and investors that we have adequately addressed the principal risks that: (1) the construction of the polysilicon plant is not completed on time, on budget, or at all; (2) the polysilicon plant does not operate at its full capacity; (3) the polysilicon plant fails to generate sufficient revenue to service any debt; or (4) that the financing will not be sufficient to complete the construction, procurement and start-up of our planned polysilicon plant.  If we seek debt financing, we believe that we will need to accomplish and address the following:

•
obtain agreements from Wuxi Suntech Power Co., Ltd., Solarfun Power Hong Kong Limited, Jiangxi Jinko Solar Co., Ltd., Tianwei New Energy (Chengdu) Wafer Co., Ltd. and Wealthy Rise International, Ltd (Solargiga) to assign any purchase payments for polysilicon made to Hoku Materials to the lenders that may provide us with debt financing and to subordinate each of their pari-passu security interests in Hoku Materials to the senior security interest of such lenders;

•
obtain agreements from Stone & Webster, Inc., JH Kelly LLC, GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., Saft Power Systems USA, Inc., PVA Tepla Danmark, Polymet Alloys, Inc., BHS Acquisitions, LLC and other potential vendors to assign their respective construction and/or service contracts to the lenders that may provide us with debt financing; and

•
obtain the report of an independent engineering firm which supports our construction plans, our operating plans and our pro forma financial models which support the feasibility of our operating plans and business model.

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

If any of our polysilicon plant engineering, construction, or key equipment vendors are late in providing their contract deliverables, we may be unable to complete the construction of our planned polysilicon plant to begin commercial shipments in 2009, or at all, which could harm our business.

We have contracts with Stone & Webster, Inc. JH Kelly, LLC, GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., Saft Power Systems USA, Inc., PVA Tepla Danmark, Polymet Alloys, Inc., BHS Acquisitions, LLC and our other vendors, contractors and consultants who are providing key services, equipment, and supplies for the engineering, construction and procurement of our planned polysilicon plant in Pocatello, Idaho. If we experience delays in the performance or delivery of the services, equipment, and goods under these respective agreements, we may be unable to commence production of polysilicon in calendar year 2009, to ramp-up production and commence commercial shipments in calendar year 2009, or deliver the volume of polysilicon that is required under our polysilicon supply agreements. In addition, if we are required to seek alternative suppliers of the reactors, the TCS process, or electric substation for which we have already contracted, our costs could increase significantly and we would experience further delays.

Furthermore, delays may result in a breach of delivery obligations under our supply agreements with Suntech, Solarfun, Jinko, Tainwei and Solargiga which may allow them to terminate the supply agreements, which may require us to return deposits and prepayments (in some cases with premiums). This would harm our business and may make it difficult or impossible to complete the construction of our production facility on schedule or at all. While our agreements with our consultants, engineers, contractors, production equipment vendors and service providers do provide for certain penalties payable in the event that deadlines are not met, such penalties are not sufficient individually or in the aggregate to compensate us for the termination of any of our supply agreements or to replace the loss of any prepayments or deposits made in connection with our supply agreements.

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

If we are unable to collect $43 million in past due amounts from our supply agreement with Wealthy Rise International, Ltd. (Solargiga), or resell their capacity to another customer, our business will be materially harmed.

In September 2008, we entered into a supply agreement with Wealthy Rise International, Ltd., a wholly-owned subsidiary of Solargiga Energy Holdings, Ltd., or Solargiga, for the sale and delivery of polysilicon to Solargiga over a ten-year period beginning in March 2010, or the Solargiga Supply Agreement.  Under the Solargiga Supply Agreement, up to approximately $455 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions.  Pursuant to the Solargiga Supply Agreement, Solargiga agreed to pay us an initial cash deposit of $22 million.  In connection therewith, we agreed to grant to Solargiga a security interest in all of our tangible and intangible assets related to our polysilicon business, and all equity interests in Hoku Materials owned by Hoku Scientific, to serve as collateral for our obligations under the Solargiga Supply Agreement.  This security interest would be pari-passu with the security interests granted to Wuxi Suntech Power Co., Ltd., Solarfun Power Hong Kong Limited, Jianxi Jinko Solar Co., Ltd., and Tianwei New Energy (Chengdu) Wafer Co. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for plant construction.  As of December 31, 2008, Solargiga had failed to make its initial deposit of $22 million, provide a $46 million stand-by letter of credit, or make its second payment of $21 million, which, according to the terms of the Solargiga SupplyAgreement were due to us in September 2008, October  2008 and December 2008, respectively.  We are in discussions with Solargiga to receive the late payments and letter of credit, and if we do not receive the payment and letter of credit, we may amend our contract with Solargiga, or terminate the Solargiga Supply Agreement altogether.  In the event we terminate the Solargiga Supply Agreement, we would endeavor to replace the unmet prepayment commitments by reselling the polysilicon capacity currently allocated to Solargiga to other current or future customers. If we are unable to resell the polysilicon capacity represented by the Solargiga Supply Agreement we will need to secure new funds in order to finance the construction of our polysilicon production plant.  Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements.  We may not be able to secure new funds on terms as favorable to us as those under the Solargiga Supply Agreement or at all.  If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

If our supply agreement with Wuxi Suntech Power Co., Ltd. is terminated for any reason, our business will be materially harmed.

In May 2008, we amended our polysilicon supply agreement with Wuxi Suntech Power Co., Ltd., or Suntech, for the sale and delivery of polysilicon to Suntech over a ten-year period beginning in July 2009, or the Suntech Supply Agreement.  Under the Suntech Supply Agreement, up to approximately $678 million may be payable to us during the ten-year period, subject to the achievement of milestones, the acceptance of product deliveries and other conditions.  Pursuant to the Suntech Supply Agreement, we granted to Suntech a security interest in all of our tangible and intangible assets related to our polysilicon business, and all equity interests in Hoku Materials owned by Hoku Scientific, to serve as collateral for our obligations under the Suntech Supply Agreement.  These security interests are pari-passu with the security interests granted to Solarfun Power Hong Kong Limited, Jiangxi Jinko Solar Co., Ltd. and Tianwei New Energy (Chengdu) Wafer Co.  The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for plant construction.

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

If the Suntech Supply Agreement is terminated for any reason, our business will be materially harmed.  In addition, if the Suntech Supply Agreement is terminated by Suntech, we will be required to return any deposits and advance payments received up to the date of the termination, which is $2 million as of December 31, 2008 and we will need to secure new funds in order to finance the construction of our polysilicon production plant.  Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements.  We may not be able to secure new funds on terms as favorable to us as those under the Suntech Supply Agreement or at all.  If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

If our supply agreement with Solarfun Power Hong Kong Limited is terminated for any reason, our business will be materially harmed.

In May 2008, we entered into a supply agreement with Solarfun Power Hong Kong Limited, a subsidiary of Solarfun Power Holdings Co., Ltd., or Solarfun, for the sale and delivery of polysilicon to Solarfun over a ten-year period beginning in July 2009, or the Solarfun Supply Agreement.  Under the Solarfun Supply Agreement, up to approximately $384 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions. Pursuant to the Solarfun Supply Agreement, we granted to Solarfun a security interest in all of our tangible and intangible assets related to our polysilicon business, and all equity interests in Hoku Materials owned by Hoku Scientific, to serve as collateral for our obligations under the Solarfun Supply Agreement.  This security interest is pari-passu with the security interests granted to Suntech, Jiangxi Jinko Solar Co., Ltd. and Tianwei New Energy (Chengdu) Wafer Co., Ltd. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for plant construction.

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

If the Solarfun Supply Agreement is terminated for any reason, our business will be materially harmed.  In addition, if the Solarfun Supply Agreement is terminated by Solarfun, we will be required to return any deposits and advance payments received up to the date of the termination, which is $32 million as of December 31, 2008 and we will need to secure new funds in order to finance the construction of our polysilicon production plant.  Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements.  We may not be able to secure new funds on terms as favorable to us as those under the Solarfun Supply Agreement or at all.  If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

If our supply agreement with Jiangxi Jinko Solar Co., Ltd. is terminated for any reason, our business will be materially harmed.

In July 2008, we entered into a supply agreement with Jiangxi Jinko Solar Co., Ltd., or Jinko, formerly known as Jiangxi Kinko Energy Co., Ltd.,  for the sale and delivery of polysilicon to Jinko over a ten-year period beginning in November 2009, or the Jinko Supply Agreement.  Under the Jinko Supply Agreement, up to approximately $298 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions.  Pursuant to the Jinko Supply Agreement, we have granted to Jinko a security interest in all of our tangible and intangible assets related to our polysilicon business, and all equity interests in Hoku Materials owned by Hoku Scientific, to serve as collateral for our obligations under the Jinko Supply Agreement.  This security interest is pari-passu with the security interests granted to Suntech, Solarfun and Tianwei New Energy (Chengdu) Wafer Co., Ltd.  The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for plant construction.

In January 2009, we entered into Amendment No. 1 to Supply Agreement with Jinko, or the Jinko Amendment.  Under the Jinko Amendment, the total volume of polysilicon to be sold by us to Jinko has been reduced such that up to approximately $178 million may be payable to us during the ten-year period, subject to product deliveries and other conditions. This represents a 40% reduction in volume from the approximately $298 million that would have been payable under the Jinko Supply Agreement over the same ten year period.

Under the Jinko Supply Agreement, Jinko previously paid us a cash deposit of $10 million in September 2008, plus an additional $2.5 million in December 2008 and $7.5 million in January 2009 prior to the execution of the Jinko Amendment, as prepayments for future product deliveries. Jinko is obligated to pay an additional cash deposit of $13 million as a prepayment for future product deliveries on or before March 31, 2009. Under the Jinko Amendment, we have waived the requirement that Jinko provide a letter of credit to secure its $13 million deposit obligation; and the Jinko Amendment provides that if Jinko does not provide the $13 million cash deposit on or before March 31, 2009, then we may immediately terminate the Jinko Supply Agreement and retain the $20 million cash deposits as liquidated damages.

Pursuant to the Jinko Amendment, Jinko has agreed to provide us with most favored pricing terms for the processing of specified volumes of our polysilicon into wafers during the ten year term of the Jinko Supply Agreement.

Each party may elect to terminate the Jinko Supply Agreement under certain circumstances, including, but not limited to:

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	a material breach of the other party.

In addition, in the instance of extraordinary events, including acts of god and other events outside of our control, which result in our inability to perform under the terms of the Jinko Supply Agreement, we are afforded only a limited amount of time to cure such conditions.  In the event we fail to cure the condition so that we can supply our product to Jinko or otherwise satisfy our delivery requirements by delivering to Jinko third-party polysilicon purchased in the open market, Jinko may terminate the Jinko Supply Agreement.

Jinko may also terminate the agreement if we fail to deliver a predetermined quantity of our polysilicon product by December 2009.  Upon a termination of the Jinko Supply Agreement by Jinko due to our failure to deliver polysilicon in the amounts and by the dates required in the Jinko Supply Agreement, we are required to refund to Jinko 150% of the $33 million prepayment, less any part of the $33 million that has been applied to the purchase price of products delivered under the Jinko Supply Agreement.  In most other cases, if Jinko terminates the Jinko Supply Agreement, then we are required to refund to Jinko only the $33 million prepayment, less any part of the $33 million that has been applied to the purchase price of products delivered under the Jinko Supply Agreement.

If the Jinko Supply Agreement is terminated for any reason, our business will be materially harmed.  In addition, if the Jinko Supply Agreement is terminated by Jinko, we will be required to return any deposits and advance payments received up to the date of the termination, which is $12.5 million as of December 31, 2008 and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements.  We may not be able to secure new funds on terms as favorable to us as those under the Jinko Supply Agreement or at all.  If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

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

Pursuant to the Tianwei Supply Agreement No. 1 and the Tianwei Supply Agreement No. 2, or the Tianwei Supply Agreements, we have granted to Tianwei a security interest in all of our tangible and intangible assets related to our polysilicon business, and all equity interests in Hoku Materials owned by Hoku Scientific, to serve as collateral for our obligations under the Tianwei Supply Agreements.  This security interest is pari-passu with the security interests granted to Suntech, Solarfun,  and Jinko.  The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for plant construction.

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

If either or both of the Tianwei Supply Agreements  is terminated for any reason, our business will be materially harmed.  In addition, if the Tianwei Supply Agreement No. 1 or the Tianwei Supply Agreement No. 2 is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which are $30 million and $22 million, respectively, as of December 31, 2008 and we will need to secure new funds in order to finance the construction of our polysilicon production plant.  Securing new funds may delay the anticipated timing of completion of our production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements.  We may not be able to secure new funds on terms as favorable to us as those under the Tianwei Supply Agreements, or at all.  If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

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

Conversely, industry-wide shortages of polysilicon have in the past created shortages of PV modules and increased prices.  Our inability to obtain PV modules at commercially reasonable prices or at all would adversely affect our PV system installation business by reducing our ability to meet potential customer demand for our products or to provide products at competitive prices.  An industry shortage in available polysilicon, therefore, may delay the potential growth of PV system installations business, thereby harming our business, financial condition and results of operations.

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

In our polysilicon business we rely heavily on our contracted suppliers of key process technologies and infrastructure including such components as the reactors, the TCS process, and the electric substation.  If any of these suppliers fail to perform consistent with their contractual obligations, we will be required to seek alternative suppliers and likely will not be able to commence production of polysilicon at our planned polysilicon production facility on our current schedule.  Any such production delays may result in a breach of one or more of our supply agreements with Suntech, Solarfun, Jinko Tianwei and Solargiga and such breaches may allow these customers to terminate the supply agreements and seek a return of prepayments, which would harm our business and may make impossible the completion of our polysilicon production facility.

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

If we are successful in our efforts to construct our polysilicon production facility, our ability to successfully compete in the polysilicon and PV system installation markets will depend on a number of factors, including:

•	our ability to produce or procure TCS and polysilicon, and install PV systems at costs that allow us to achieve or maintain profitability in these businesses;

•	our ability to successfully manage a much larger and growing enterprise, with a broader national and international presence;

•	our ability to attract new customers and expand existing customer relationships;

•	our ability to develop new technologies to become competitive through cost reductions;

•	our ability to scale our business to be competitive;

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

Hoku Materials does not currently generate any revenue and we do not expect to generate any revenue from Hoku Fuel Cells in the foreseeable future.  All of our revenue presently is generated by Hoku Solar and our PV system installation activities.

Our future operating results and cash flows will depend on many factors that will impact our polysilicon business run by Hoku Materials, our PV system installation business run by Hoku Solar and our fuel cell business run by Hoku Fuel Cells, including the following:

•	the size and timing of customer orders, milestone achievement, product delivery and customer acceptance, if required;

•	the length of contract negotiation cycles,

•	the timing of equipment delivery and procurement, integration and testing,

•	our success in obtaining prepayments from customers for future shipments of polysilicon;

•	our success in maintaining and enhancing existing strategic relationships and developing new strategic relationships with potential customers;

•	our ability to finance power purchase agreements for potential PV system installation customers;

•	the results of our currency hedging activities;

•	actions taken by our competitors, including new product introductions and pricing changes;

•	the costs of maintaining and expanding our operations;

•	customer budget cycles and changes in these budget cycles; and

•	external economic and industry conditions.

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

Most of the materials we use in our PV system installation business must be delivered via air or sea. Hawaii has a large union presence and has historically experienced labor disputes, including dockworker strikes that have prevented or delayed cargo shipments. Any future dispute that delays shipments via air or sea could prevent us from procuring or installing our turnkey PV systems in time to meet our customers’ requirements, or might require us to seek alternative and more expensive freight forwarders or contract manufacturers, which could increase our expenses.

We have significant international activities and customers that subject us to additional business risks, including increased logistical complexity and regulatory requirements, which could result in a decline in our revenue.

Our current polysilicon supply agreements are with Suntech, Jinko, Solarfun, Tianwei and Solargiga all of which are located in The People’s Republic of China or Hong Kong.  As a result, we will be engaging in significant international sales of our polysilicon, which can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

All of our contracts are denominated in U.S. dollars except for our contract with GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd., which is denominated in Euros. Therefore, increases in the exchange rate of the U.S. dollar to foreign currencies will cause our products to become relatively more expensive to customers in those countries, which could lead to a reduction in sales or profitability in some cases.

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

The installation of PV systems is subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to PV system installations may result in significant additional expenses to us and, as a result, could cause a significant reduction in demand for our PV system installation services.

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

In March 2007, we entered into a 99-year ground lease with the City of Pocatello, for approximately 67 acres of land in Pocatello, Idaho and in May 2007 we commenced construction of our polysilicon facility. In May 2007, the City of Pocatello approved an ordinance that would provide us with tax incentives related to the infrastructure necessary for the completion of our planned polysilicon plant. We would receive up to $25.9 million in real property tax reimbursements for infrastructure improvements and up to $17.4 million in real property tax reimbursements based on employment numbers. The tax incentives expire on December 31, 2030. Except for the ground lease, we have not entered into any other definitive agreements with the State of Idaho or any county or municipal government and we may not realize the benefits of these other offered incentives including workforce training funds and utility capacities. If there are changes to the ordinance, which affects the amount of the incentives, and/or we are unable to realize these incentives the operating costs of our planned polysilicon facility in Idaho may be higher than we currently estimate.

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

Our stock price is volatile and since April 1, 2008 to December 31, 2008, our stock has had low and high sales prices in the range of $2.06 to $10.25 per share. The stock market in general and the market for technology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

In addition, in the past, following periods of volatility and a decrease in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Class action litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

Item 6.	EXHIBITS

Exhibit Number	Description of Document

10.80	Loan Agreement , dated October 1, 2008, between Hoku Scientific, Inc. and First Hawaiian Bank (incorporated by reference to Exhibit 10.80 to our current report on Form 8-K filed October 8, 2008)
10.81
Amendment No. 1 to Second Amended and Restated Supply Agreement, between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited, with Solarfun Power Holdings Co., Ltd. signing as guarantor, dated as of October 22, 2008 (incorporated by reference to Exhibit 10.81 to our current report on Form 8-K filed October 23, 2008)

10.85†
Amendment No. 2 to Supply Agreement, dated October 24, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd. (incorporated by reference to Exhibit 10.85 to our quarterly report on Form 10-Q, as amended, filed October 31, 2008)

10.86†
Amendment to Supply Agreement No. 2, dated October 24, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd. (incorporated by reference to Exhibit 10.86 to our quarterly report on Form 10-Q, as amended, filed October 31, 2008)

10.87†	Agreement, dated November 13, 2008, between Hoku Materials, Inc. and Polymet Alloys, Inc.
10.88†	Supply Agreement, dated November 19, 2008, between Hoku Materials, Inc. and BHS Acquisitions, LLC
10.89†	Hoku Solar Power I, LLC Operating Agreement, dated as of December 23, 2008, by and between UFA Renewable Energy Fund I, LLC and Hoku Solar, Inc.
10.90†	Development Services Agreement, dated December 23, 2008, between Hoku Solar, Inc. and Hoku Solar Power I, LLC
10.91†	Purchase and Sale and Operation and Maintenance Agreement, dated as of December 23, 2008, between Hoku Solar, Inc. and Hoku Solar Power I, LLC
10.92	Right of First Refusal Agreement, dated as of December 23, 2008, between UFA Renewable Energy Fund I, LLC and Hoku Solar, Inc.
10.93	Guaranty, dated as of December 23, 2008, by and among Hoku Solar Power I, LLC; UFA Renewable Energy Fund I, LLC; Firstar Development LLC; Hoku Scientific, Inc.; and Hoku Solar, Inc.
10.94†	Amendment No. 1 to Supply Agreement, dated as of January 8, 2009, between Hoku Materials, Inc. and Jiangxi Jinko Solar Co., Ltd. (formerly known as Jiangxi Kinko Energy Co., Ltd.)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1#	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended
32.2#	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

†
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.

#
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on  February 3, 2009.

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
10.81
Amendment No. 1 to Second Amended and Restated Supply Agreement, between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited, with Solarfun Power Holdings Co., Ltd. signing as guarantor, dated as of October 22, 2008 (incorporated by reference to Exhibit 10.81 to our current report on Form 8-K filed October 23, 2008)

10.85†
Amendment No. 2 to Supply Agreement, dated October 24, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd. (incorporated by reference to Exhibit 10.85 to our quarterly report on Form 10-Q, as amended, filed October 31, 2008)

10.86†
Amendment to Supply Agreement No. 2, dated October 24, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd. (incorporated by reference to Exhibit 10.86 to our quarterly report on Form 10-Q, as amended, filed October 31, 2008)

10.87†	Agreement, dated November 13, 2008, between Hoku Materials, Inc. and Polymet Alloys, Inc.
10.88†	Supply Agreement, dated November 19, 2008, between Hoku Materials, Inc. and BHS Acquisitions, LLC
10.89†	Hoku Solar Power I, LLC Operating Agreement, dated as of December 23, 2008, by and between UFA Renewable Energy Fund I, LLC and Hoku Solar, Inc.
10.90†	Development Services Agreement, dated December 23, 2008, between Hoku Solar, Inc. and Hoku Solar Power I, LLC
10.91†	Purchase and Sale and Operation and Maintenance Agreement, dated as of December 23, 2008, between Hoku Solar, Inc. and Hoku Solar Power I, LLC
10.92	Right of First Refusal Agreement, dated as of December 23, 2008, between UFA Renewable Energy Fund I, LLC and Hoku Solar, Inc.
10.93	Guaranty, dated as of December 23, 2008, by and among Hoku Solar Power I, LLC; UFA Renewable Energy Fund I, LLC; Firstar Development LLC; Hoku Scientific, Inc.; and Hoku Solar, Inc.
10.94†	Amendment No. 1 to Supply Agreement, dated as of January 8, 2009, between Hoku Materials, Inc. and Jiangxi Jinko Solar Co., Ltd. (formerly known as Jiangxi Kinko Energy Co., Ltd.)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1#	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended
32.2#	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

†
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q and have been filed separately with the Securities and Exchange Commission.

#
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.