Form 10-K
period 2009-03-31
HOKU SCIENTIFIC INC
filed 2009-06-15
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-51458

HOKU SCIENTIFIC, INC.
(Exact name of registrant as specified in its charter)

Delaware	99-0351487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1288 Ala Moana Blvd., Suite 220

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
(NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐     No   ☒

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes        No   

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                                                                             Accelerated filer    ☒

Non-accelerated filer   ☐  (Do not check if a smaller reporting company)    Smaller reporting company   ☐Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act). Yes   ☐      No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2008 was approximately $87 million (based on the closing sales price of the registrant’s common stock on September 30, 2008). Aggregate market value excludes an aggregate of 3,928,202 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of April 30, 2009, 21,095,079 shares of the Registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference portions of its Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission by July 29, 2009.

PART I

Item 1.	Business

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Annual Report on Form 10-K, including, but not limited to, statements about:

•
our ability to raise sufficient funds to construct and equip a 4,000 metric ton per year polysilicon manufacturing facility in Pocatello, Idaho, including payments for the engineering and procurement services from Stone & Webster, Inc., construction services from JH Kelly LLC, the purchase and installation of equipment from GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., AEG Power Solutions USA Inc., formerly known as Saft Power Systems USA, Inc., PVA Tepla Danmark and other vendors, contractors and consultants in general, and to comply with our obligations under our polysilicon supply agreements with Shanghai Alex New Energy Co., Ltd., Wuxi Suntech Power Co., Ltd., Solarfun Power Hong Kong Limited, Tianwei New Energy (Chengdu) Wafer Co., Ltd.,  Jiangxi Jinko Solar Co., Ltd. and Wealthy Rise International, Ltd.(Solargiga);

•	our ability to raise additional cash to provide the Company with sufficient liquidity to continue as a going concern;

•
our ability to receive customer prepayments based on the agreed-upon schedules and contingent upon meeting certain milestones, if at all, under our polysilicon supply agreements with Shanghai Alex New Energy Co., Ltd., Wuxi Suntech Power Co., Ltd., Solarfun Power Hong Kong Limited, Tianwei New Energy (Chengdu) Wafer Co., Ltd.,  Jiangxi Jinko Solar Co., Ltd. and Wealthy Rise International, Ltd.(Solargiga);

•	our ability to secure additional long-term polysilicon supply customers and customer prepayments;

•
our cost to engineer, procure, construct and operate our planned polysilicon facility, including any cost increases resulting from the planned increase in production capacity from 3,500 metric tons per year to 4,000 metric tons per year;

•	our ability to meet our commitments under certain supply agreements to deliver polysilicon in the second half of calendar year 2009;

•
the ability of Stone & Webster, Inc., JH Kelly LLC, GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., AEG Power Solutions USA Inc., formerly known as Saft Power Systems USA, Inc., PVA Tepla Danmark, Polymet Alloys, Inc., BHS Acquisitions, LLC and our other vendors, contractors and consultants to meet the delivery schedules in their respective agreements with us;

•	our ability to engineer, construct and operate a production plant for polysilicon;

•	our ability to produce polysilicon, the quality of any polysilicon we produce, our costs to produce polysilicon, and our ability to offer pricing that is competitive with competing products;
•
our ability to raise sufficient funds to purchase raw materials needed for the production of polysilicon from vendors with whom we have current supply agreements, such as Polymet Alloys, Inc. and BHS Acquisitions, LLC, as well as from other vendors with whom we do not yet have supply agreements;

•	the performance by our existing customers of their obligations under polysilicon supply agreements, and our ability to secure new customers for additional prepayments;

•	our ability to diminish or defer capital expenditures for our polysilicon plant by delaying construction of our trichlorosilane production system;

•	our ability to produce trichlorosilane, and the efficiency and potential operating cost savings from the trichlorosilane production process to be designed by Dynamic Engineering Inc.;

•
our ability to identify and reach agreements with vendors to supply us with the raw materials we will need to produce polysilicon, including our ability to identify and reach an agreement with a vendor of trichlorosilane and the cost of purchasing trichlorosilane from third parties;

•
our ability to meet the quality, quantity and timing requirements under our polysilicon supply agreements with Shanghai Alex New Energy Co., Ltd., Wuxi Suntech Power Co., Ltd., Solarfun Power Hong Kong Limited, Tianwei New Energy (Chengdu) Wafer Co., Ltd.,  Jiangxi Jinko Solar Co., Ltd. and Wealthy Rise International, Ltd.(Solargiga);

•	our forecasted revenue from the potential future sale of polysilicon;

•	our ability to complete photovoltaic system installations, including potential future installations with The James Campbell Company and Hawaiian Electric Company, Inc.;

•	our ability to offer pricing for photovoltaic system installations that is competitive with competing products and installation providers;

•	the performance and durability of the photovoltaic systems we install;

•	the cost to procure and install photovoltaic systems;

•	our ability to offer pricing that is competitive with competing products and expected future revenue from the photovoltaic system installation business;

•	our expectations regarding the potential size and growth of photovoltaic system installations and polysilicon markets in general and our revenues in particular;

•	our expectations regarding the market acceptance of our products;

•	our future financial performance;

•	our business strategy and plans; and

•	objectives of our management for future operations.

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

Our fiscal year ends on March 31. We designate our fiscal year by the year in which that fiscal year ends; e.g., fiscal 2009 refers to our fiscal year ended March 31, 2009.

Overview

Hoku Scientific, Inc. is a materials science company focused on clean energy technologies. We were incorporated in Hawaii in March 2001, as Pacific Energy Group, Inc. In July 2001, we changed our name to Hoku Scientific, Inc. In December 2004, we were reincorporated in Delaware.

Recent Developments Related to Liquidity and Capital Resources

We have incurred significant net losses since inception and we have relied on our ability to fund our operations principally through both registered and unregistered offerings of our securities and prepayments on our long-term polysilicon contracts. Even if we are successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and our existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), we will still need to seek additional financing to complete  our polysilicon production facility currently under construction. As of March 31, 2009, we had cash and cash equivalents on hand of $17.4 million and short term liabilities of $40.0 million. Consequently, there is substantial doubt that we will have sufficient cash to meet all of our obligations as they come due over the next twelve months. We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts. Furthermore, assuming the total cost of construction and equipment does not exceed $390 million, that all of our existing polysilicon customers make timely prepayments in full and that we are able to secure additional prepayments from new polysilicon customers, we believe we will still need to raise an amount between $35 and $55 million to complete the construction of our 4,000 metric ton plant. If we are unable to secure additional long-term supply contracts and prepayments, assuming the cost to construct and equip the plant is $390 million and that all of our existing customers make their prepayments when due, the amount we will need to raise could be as much as $106 million. If we are unable to secure additional long-term supply contracts and prepayments, if one or more of our polysilicon supply customers fail to meet their obligations to make timely prepayments and/or if the actual cost to complete the plant is more than $390 million, the amount we will need to raise could exceed $106 million.  We previously intended to finance the construction of our polysilicon production facility through project financing; however, as of May 2009, we believe we will need to raise additional capital through other means for the procurement and construction of our polysilicon manufacturing facility.

Our ability to continue as a going concern depends on our ability to raise equity or debt capital, increase revenues and reduce expenses. We have already modified payment terms in purchase orders with more than twenty of our vendors to structure payment plans for amounts past due and to be invoiced in the future. Our management continues to evaluate a variety of alternatives to raise capital and manage our liquidity.  These alternatives include, without limitation:

•	debt financing, including financing that is guaranteed by a private third party;

•	one or more or equity offerings, including an offering of stock the Company previously registered with the Securities and Exchange Commission on Form S-3;

•	prepayments for product to be delivered under new long-term polysilicon supply contracts;

•	government funding from grants and/or loan guarantees;

•	further extending the construction schedule and payment plans with vendors; and/or

•	consummating a transaction, which could result in a change of control.

There are no assurances that we will be successful in executing any of the foregoing alternatives. If we are unable to raise capital and manage our liquidity, there is substantial doubt that we will be able to continue as a going concern through at least March 31, 2010. The inability to continue as a going concern could result in an orderly wind-down or other potential forms of restructuring. The amount and timing of our future capital needs depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any revenues we are able to generate. Given our current business strategy, however, we will need to secure additional financing in order to execute our plans and continue our operations.

Hoku Materials

In February 2007, we incorporated Hoku Materials to manufacture polysilicon, a key material used in PV modules. We had originally planned to use the polysilicon internally by Hoku Solar to manufacture our own brand of solar modules, and for sale to the larger solar market.  However, as a result of the polysilicon supply shortages and strong demand from third-party customers that existed in recent calendar years, and our revised strategy for Hoku Solar, we revised our plan for Hoku Materials to sell all of our planned output of polysilicon to third-party customers.

In May 2007, we commenced construction of our planned polysilicon manufacturing facility in Pocatello, Idaho. We had originally planned the annual capacity of the polysilicon manufacturing facility to be 3,500 metric tons per year and for construction and equipment to cost approximately $400 million. In April 2008, we issued a change order with Stone & Webster, Inc., our engineering and procurement services provider and, as a result, revised our estimate of the total actual cost to construct and equip our polysilicon facility downward from $400 million to $390 million. This estimate is based on our discussion with vendors, declining costs of materials and labor and ongoing adjustments of certain design elements; however, changes in costs, modifications in construction timelines and other factors could cause the actual cost to significantly exceed our estimate.

In September 2008, we announced that we would be increasing our planned polysilicon facility capacity from 3,500 metric tons per year to 4,000 metric tons per year. We do not believe that this increase in capacity and related modifications to the production facility will require a significant amount of additional capital, if any; however, we are continuing to review the $390 million estimated actual cost to complete the facility. In January 2009, we received six polysilicon reactors at our Pocatello facility and all six reactors have been assembled and put into place on our production floor. The reactors, which were manufactured in Germany by GEC/MSA, are the first units to arrive in Pocatello out of a planned total order of 28. The next shipment of 10 polysilicon reactors and related equipment is scheduled to arrive at our facility no later than the third quarter of calendar year 2009.

We had originally planned for our first commercial shipment of polysilicon to occur in the first half of calendar year 2009. However, due to the effect of certain delayed customer prepayments, this schedule has been adjusted and we now expect our first commercial shipment to occur in the second half of calendar year 2009. We intend to ramp-up production throughout the second half of calendar year 2009, and into calendar year 2010, when we expect to reach full production capability. We expect this revised schedule will still allow us to meet all delivery obligations to our current customers; however, there are no assurances that we will not need to revise this schedule further.

Once our plant is operating at full capacity, we expect that we will be able to meet the annual delivery requirements in our seven existing long-term polysilicon supply contracts. In addition, as of May 15, 2009, we have approximately 600 to 800 metric tons of unallocated annual polysilicon production capacity from our planned production output of 4,000 metric tons per year, which either may be sold under one or more new long-term contracts, reserved for strategic purposes, or sold on the spot market.

As of March 31, 2009, we had received a total of $134 million in customer prepayments. In April 2009, we received a $7 million prepayment from Wealthy Rise International, Ltd., and in May 2009, we received an additional $14.5 million from Tianwei New Energy (Chengdu) Wafer Co., bringing the total customer prepayments to $155.5 million. As of May 15, 2009, all of our customers were current on their prepayment obligations. However, during fiscal 2009 certain customer prepayments were less than we anticipated and/or received later than originally expected. To manage the potential effects of such delays, we are deferring approximately $40 million in capital expenditures by delaying construction of our on-site trichlorosilane, or TCS, production facility. We are in discussions with third-party TCS producers for a TCS supply contract to enable us to execute on this strategy. The procurement of third-party TCS would result in an increase in our near-term cost of goods sold.

We previously intended to finance the construction of our polysilicon production facility through project financing; however, as of May 2009, we believe we will need to raise additional capital through other means for the procurement and construction of our polysilicon manufacturing facility.  We continue to evaluate a variety of alternatives to finance the construction of our polysilicon production facility. These alternatives include one or more debt or equity offerings, government funding from grants, loan guarantees or other transactions, a consequence of which could include the sale or issuance of stock to third parties and/or a change of control.  Assuming the total actual cost to complete the construction of our 4,000 metric ton plant is $390 million, that our existing polysilicon customers make their prepayments in full when due and that we are able to secure additional prepayments from new polysilicon customers, the amount of debt and/or equity we believe we will need to raise could range between $35 and $55 million. If we are unable to secure one or more additional long-term supply contracts and customer prepayments, the amount we will need to raise could be as much as $106 million. If we are unable to secure additional prepayments under new polysilicon supply contracts, if one or more of our customers fail to meet their obligations to make timely prepayments, and/or if the cost to complete the plant is $390 million, the amount we will need to raise could exceed $106 million. If we are unable to secure adequate debt or equity financing to complete construction of our polysilicon production facility in time to meet certain milestones and/or to meet our customer commitments, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations. If we must raise capital through one or more equity offerings, depending on the size of the offering, the issuance of our stock could result in material impairment to our existing stockholders’ voting power, material impairment to our existing stockholders’ share value and/or a change of control. There are no assurances that we will be able to secure any additional debt or equity financing on favorable terms, at the time such financing is needed, or at all.

Hoku Solar
In March 2007, we incorporated Hoku Solar to assemble and install our own brand of PV modules. In June 2007, we announced a change in our strategy, which is to focus on the sale of turnkey PV system installations, and related services, and not to enter the solar-module manufacturing business. In connection with this revised strategy, we resold our solar module manufacturing equipment in July 2007, before it was delivered to us, and resold our inventory of solar cells.

We continue to design, engineer and install turnkey PV systems and use modules purchased from third-party suppliers, which we believe we can purchase at lower cost than the cost at which we could manufacture our own brand of modules. In December 2008, due to our decision not to enter the solar-module manufacturing business, along with decreased activity in our fuel cell business, we sold our real property and improvements, including our corporate headquarters, located in Kapolei, Hawaii.

Hoku Fuel Cells

Under the name Hoku Fuel Cells, we operate our fuel cell business, which has designed, developed and manufactured membranes and membrane electrode assemblies, or MEAs, for proton exchange membrane, or PEM, fuel cells. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, none of our customers have commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and we have not sold any products commercially. In August 2007, we completed our most recent material fuel cell contract with the U.S. Navy.

We intend to selectively pursue patent applications in order to protect our technology, inventions and improvements related to our fuel cell products; however, we do not currently plan on actively pursuing any new contracts or committing material resources to further develop our fuel cell products.

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

Hoku Materials

Business Strategy and Planned Polysilicon Product
Our goal is to be a leading provider of polysilicon. We plan to manufacture solar-grade polysilicon using TCS in a Siemens reactor. We believe it is the most proven process with the least technical risk.

Current Customers
During fiscal 2009, we added four new long-term supply contracts and also amended four long-term polysilicon supply contracts, some of which were entered into earlier in fiscal 2009. We also terminated two contracts during fiscal 2009. As of March 31, 2009, we have contracted future revenue with six leading solar companies for the sale of up to approximately $1.9 billion of polysilicon over a ten-year period, subject to meeting certain milestones and other conditions. Once our planned facility, which is being designed to produce up to 4,000 metric tons of polysilicon per year, is operating at full capacity, we expect that we will be able to meet the annual delivery requirements in our seven existing polysilicon sales contracts with our six existing long-term customers (we have two separate supply contracts with one of our customers). In addition, we have approximately 600 to 800 metric tons of unallocated annual polysilicon production capacity from our planned production output of 4,000 metric tons per year, which may be sold under one or more new long-term contracts, reserved for strategic purposes, or sold on the spot market. If such polysilicon is sold under one or more long-term contracts, such sales may provide additional prepayments that could possibly reduce the amount of additional financing needed to complete construction of our plant.

Wuxi Suntech Power Co. Ltd. In June 2007, we entered into a fixed price, fixed volume polysilicon supply agreement, or the Suntech Supply Agreement, with Wuxi Suntech Power Co., Ltd., or Suntech, to provide Suntech with up to approximately $678 million of polysilicon sales over either a seven or a ten-year period.

In May 2008, we amended and restated the Suntech Supply Agreement, or the Amended Suntech Supply Agreement, whereby approximately $678 million may be payable by Suntech to us during a definite ten-year period, subject to achieving certain milestones, the acceptance of product deliveries and other conditions. Additional amounts may be payable for polysilicon products shipped in 2009. Suntech has paid us a cash deposit of $2 million as prepayment for future product deliveries and is obligated to pay an additional $45 million in three equal installments based on the achievement of certain milestones within specified timeframes, including the completion of a test demonstration of at least two polysilicon reactors, completion of a test demonstration of our TCS production facility, and the shipment of specified quantities of polysilicon.

The term of the Amended Suntech Supply Agreement is ten years from the date of the first shipment. Each party, however, may terminate the Amended Suntech Supply Agreement at an earlier date under certain circumstances, including, but not limited to, the bankruptcy, assignment for the benefit of creditors, liquidation or a material breach of the Amended Suntech Supply Agreement by the other party. Suntech may terminate the Amended Suntech Supply Agreement if we fail to meet certain milestones in 2009 related to our polysilicon production facility presently under construction. Upon Suntech’s termination of the Amended Suntech Supply Agreement, we are generally required to refund to Suntech all of the prepayments made as of the date of termination, which was $2 million as of March 31, 2009, less any part thereof that has been applied to the purchase price of polysilicon delivered under the Amended Suntech Supply Agreement.

Pursuant to the Amended Suntech Supply Agreement, we granted to Suntech a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligation to repay the remaining amount of all prepayments made by Suntech that has not been applied to the purchase price of polysilicon delivered as of the date of such termination should Suntech elect to terminate the contract under certain circumstances. Such security interest is subordinated to any third-party debt secured to finance construction of the polysilicon production facility and pari passu with security interests granted to each of our other long-term polysilicon supply customers. The security interest will continue until all prepayments have been credited against the shipment of product, and only with respect to the amount of prepayment that has not been so credited.

If the Amended Suntech Supply Agreement is terminated for any reason, our business will be materially harmed and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the agreement with Suntech or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

Solarfun Power Hong Kong Limited. In November 2007, we entered into a fixed price, fixed volume supply agreement, or the Solarfun Supply Agreement, with Solarfun Power Hong Kong Limited, or Solarfun, a subsidiary of Solarfun Power Holdings Co., Ltd. In January 2008, we entered into the first Amended and Restated Supply Agreement with Solarfun.  In May 2008, we entered into a Second Amended and Restated Supply Agreement, or the Second Solarfun Supply Agreement with Solarfun. In October 2008, we entered into Amendment No. 1 to the Second Solarfun Supply Agreement. In March 2009, we entered into Amendment No. 2 to the Second Solarfun Supply Agreement, or Solarfun Amendment No. 2. Pursuant to Solarfun Amendment No. 2, Solarfun agreed to purchase from us specified quantities of polysilicon over a ten-year period, during which up to approximately $384 million may be payable to us. Under Solarfun Amendment No. 2, we are obligated to commence shipments of polysilicon in March 2010. As of March 31, 2009, Solarfun had paid to us cash deposits of $37 million as prepayment for future polysilicon product deliveries. Under Solarfun Amendment No. 2, Solarfun must also make an additional prepayment of $18 million in installments. The first installment of $5 million was paid in March 2009. The second installment of $8 million is payable in July 2009. The remaining $5 million is to be paid in increments of $1 million in each of August and September 2009, and $3 million in October 2009. The final prepayment of $5 million is payable in January 2010.

The term of the Second Solarfun Supply Agreement, as amended, or the Amended Solarfun Supply Agreement, is ten years from the date of the first shipment. Each party, however, may terminate the Amended Solarfun Supply Agreement at an earlier date under certain circumstances, including, but not limited to, the bankruptcy, assignment for the benefit of creditors, liquidation or a material breach of the Amended Solarfun Supply Agreement by the other party. Our failure to commence shipments of polysilicon by June 2010 constitutes a material breach by us under the terms of the Amended Solarfun Supply Agreement, among other circumstances. Solarfun’s failure to pay any part of the remaining $18 million in cash deposits when due constitutes a material breach of the contract by Solarfun, among other circumstances. Upon Solarfun’s termination of the Amended Solarfun Supply Agreement under certain circumstances, we are required to refund to Solarfun all of the prepayments made as of such termination, which was $37 million as of March 31, 2009, less any part thereof that has been applied to the purchase price of polysilicon delivered under the Amended Solarfun Supply Agreement. Upon a termination of the Amended Solarfun Supply Agreement by us, we generally may retain the entire amount of prepayments made as of the date of termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the Amended Solarfun Supply Agreement.

Pursuant to the Amended Solarfun Supply Agreement, we granted to Solarfun a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligation to repay the remaining amount of all prepayments made by Solarfun that has not been applied to the purchase price of polysilicon delivered as of the date of such termination, should Solarfun elect to terminate the contract under certain circumstances. Such security interest is subordinated to any third-party debt we may secure to finance construction of our polysilicon production facility and pari passu with security interests granted to each of our other long-term polysilicon supply customers. The security interest will continue until all prepayments have been credited against the shipment of product, and only with respect to the amount of prepayment that has not been so credited.

If the Amended Solarfun Supply Agreement is terminated for any reason, our business will be materially harmed and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the agreement with Solarfun, or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

Jiangxi Jinko Solar Co., Ltd. In July 2008, we entered into a fixed price, fixed volume supply agreement with Jiangxi Jinko Solar Co., Ltd., formerly known as Jiangxi Kinko Energy Co., Ltd., or Jinko, for the sale and delivery of polysilicon to Jinko over a ten-year period, or the Jinko Supply Agreement. In January 2009, we entered into Amendment No. 1 to the Jinko Supply Agreement, or the First Amendment. In February 2009, we entered into an Amended & Restated Supply Agreement with Jinko, or the Amended Jinko Supply Agreement, under which the total volume of polysilicon to be sold by us to Jinko has been reduced such that up to approximately $119 million may be payable to us during the ten-year period, subject to product deliveries and other conditions.

Under the Jinko Supply Agreement, Jinko previously paid us a cash deposit of $20 million as prepayment for future product deliveries. Under the Amended Jinko Supply Agreement, we and Jinko acknowledged and agreed that $5 million of the $20 million previously paid to us by Jinko would be credited to the prepayment account of Shanghai Alex New Energy Co., Ltd.  See “Shanghai Alex New Energy Co., Ltd.”, below. Jinko paid us an additional $3 million in March 2009. Jinko is now obligated to pay an additional cash deposit of $2 million as a prepayment for future product deliveries, which is payable in June 2009. The Amended Jinko Supply Agreement provides that if Jinko does not provide the $2 million cash deposit when due, then we may immediately terminate the Amended Jinko Supply Agreement and retain all previously paid cash deposits as liquidated damages, which was $18 million as of March 31, 2009.

The term of the Amended Jinko Supply Agreement is ten years from the date of the first shipment. Each party, however, may terminate the Amended Jinko Supply Agreement at an earlier date under certain circumstances, including, but not limited to, the bankruptcy, assignment for the benefit of creditors, liquidation or a material breach of the Amended Jinko Supply Agreement by the other party. Our failure to commence shipments of polysilicon by December 2009 constitutes a material breach by us under the terms of the Amended Jinko Supply Agreement, among other circumstances. Jinko’s failure to pay the $2 million cash deposit when due constitutes a material breach of the contract by Jinko, among other circumstances. Upon Jinko’s termination of the Amended Jinko Supply Agreement under certain circumstances, we are required to refund to Jinko all prepayments made as of the date of termination, which was $18 million as of March 31, 2009, less any part thereof that has been applied to the purchase price of polysilicon delivered under the Amended Jinko Supply Agreement. Upon a termination of the Amended Jinko Supply Agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part of thereof that has been applied to the purchase price of polysilicon delivered under the Amended Jinko Supply Agreement.

Pursuant to the Amended Jinko Supply Agreement, we have granted to Jinko a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligation to repay the $20 million deposit if the Amended Jinko Supply Agreement is terminated by Jinko. Such security interest is subordinated to any third-party debt we may secure to finance construction of our polysilicon production facility and pari passu with security interests granted to each of our other long-term polysilicon supply customers. The security interest will continue until all prepayments have been credited against the shipment of product, and only with respect to the amount of prepayment that has not been so credited.

If the Amended Jinko Supply Agreement is terminated for any reason, our business will be materially harmed and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the agreement with Jinko or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

Tianwei New Energy (Chengdu) Wafer Co., Ltd. Contract No. 1.   In August 2008, we entered into a fixed price, fixed volume supply agreement, or Tianwei Supply Agreement No. 1, with Tianwei New Energy (Chengdu) Wafer Co., Ltd., or Tianwei, for the sale and delivery of polysilicon to Tianwei over a ten-year period. Under Tianwei Supply Agreement No. 1, up to approximately $284 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions. In addition, we have granted Tianwei a right of first refusal on a specified volume of production output in January and February 2010, that is not allocated to any of our other customers, and which we intend to sell on the spot market if Tianwei does not exercise its option.

Under Tianwei Supply Agreement No. 1, Tianwei paid us $42 million as a prepayment for future product deliveries. An additional $5 million is payable when we complete aggregate shipments of a specified volume of products to Tianwei. If Tianwei does not pay the $5 million deposit when due, then we may immediately terminate Tianwei Supply Agreement No. 1 and retain as liquidated damages the entire amount of prepayments that have been paid as of the date of termination, which was $42 million as of May 31, 2009.

The term of Tianwei Supply Agreement No. 1 is ten years from the date of the first shipment. Each party, however, may terminate Tianwei Supply Agreement No. 1 at an earlier date under certain circumstances, including, but not limited to, the bankruptcy, assignment for the benefit of creditors, liquidation or a material breach of the contract by the other party. Our failure to commence shipments of polysilicon by March 2010 constitutes a material breach by us under the terms of Tianwei Supply Agreement No. 1, among other circumstances. Upon Tianwei’s termination of Tianwei Supply Agreement No. 1 as a result of our failure to deliver polysilicon in the amounts and by the dates required in Tianwei Supply Agreement No. 1, we are required to refund to Tianwei 150% of the amount of prepayments made as of the date of termination, which was $42 million as of May 31, 2009, less any part thereof that has been applied to the purchase price of polysilicon delivered under Tianwei Supply Agreement No. 1. In most other cases, if Tianwei terminates Tianwei Supply Agreement No. 1, then we are required to refund to Tianwei 100% of all prepayments made as of the date of termination, less any part thereof that has been applied to the purchase price of polysilicon delivered under Tianwei Supply Agreement No. 1. If we terminate Tianwei Supply Agreement No. 1 under most other circumstances, we generally may retain the entire amount of prepayments made as of the date of termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under Tianwei Supply Agreement No. 1.

Pursuant to Tianwei Supply Agreement No. 1, we have granted to Tianwei a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligation to repay Tianwei’s deposit if Tianwei Supply Agreement No. 1 is terminated by Tianwei. Such security interest is subordinated to any third-party debt we may secure to finance construction of our polysilicon production facility and pari passu with security interests granted to each of our other long-term polysilicon supply customers. The security interest will continue until all prepayments have been credited against the shipment of product, and only with respect to the amount of prepayment that has not been so credited.

If Tianwei Supply Agreement No. 1 is terminated for any reason, our business will be materially harmed and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under Tianwei Supply Agreement No. 1, or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

Tianwei New Energy (Chengdu) Wafer Co., Ltd. Contract No. 2.   In September 2008, we entered into a second fixed price, fixed volume supply agreement, or Tianwei Supply Agreement No. 2, with Tianwei for the sale and delivery of a predetermined volume of polysilicon to Tianwei over a ten-year period. In addition, in October 2008, we entered into an Amendment to Tianwei Supply Agreement No. 2 which requires us to provide to Tianwei additional polysilicon in calendar year 2009 and calendar year 2010.  We are subject to certain price reductions in the first year if we fail to provide these additional amounts on schedule. Under Tianwei Supply Agreement No. 2, as amended, up to approximately $244 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions.

Under Tianwei Supply Agreement No. 2, Tianwei paid us cash deposits totaling $34.5 million, as a prepayment for future product deliveries, with $10 million paid in September 2008, and two payments of $12 million and $12.5 million in December 2008 and May 2009, respectively.  A final $2 million payment is due when we complete aggregate shipments of a specified volume of products to Tianwei.  If Tianwei does not pay the $2 million deposit when due, then we may immediately terminate Tianwei Supply Agreement No. 2 and retain as liquidated damages all deposits that have been paid as of the date of termination.

The term of Tianwei Supply Agreement No. 2 is ten years from the date of the first shipment. Each party, however, may terminate Tianwei Supply Agreement No. 2 at an earlier date under certain circumstances, including, but not limited to, the bankruptcy, assignment for the benefit of creditors, liquidation, or a material breach of the contract by the other party. Our failure to commence shipments of polysilicon by June 2010 constitutes a material breach by us under the terms of Tianwei Supply Agreement No. 2, among other circumstances. Upon Tianwei’s termination of Tianwei Supply Agreement No. 2 as a result of our failure to deliver polysilicon in the amounts and by the dates required in Tianwei Supply Agreement No. 2, we are required to refund to Tianwei 150% of the amount of prepayments made as of the date of such termination, which was $34.5 million as of May 31, 2009, less any part thereof that has been applied to the purchase price of polysilicon delivered under Tianwei Supply Agreement No. 2. In most other cases, if Tianwei terminates Tianwei Supply Agreement No. 2, then we are required to refund to Tianwei 100% of the amount of prepayments made as of the date of termination, less any part thereof that has been applied to the purchase price of polysilicon delivered under Tianwei Supply Agreement No. 2. Tianwei’s failure to pay any of the cash deposits when due, constitutes a material breach of Tianwei Supply Agreement No. 2 by Tianwei, among other circumstances. If we terminate Tianwei Supply Agreement No. 2 under most other circumstances, we generally may retain the entire amount of prepayments made as of the date of termination as liquidated damages, which was $34.5 million as of May 31, 2009, less any part of thereof that has been applied to the purchase price of polysilicon delivered under the Tianwei Supply Agreement No. 2.

Pursuant to Tianwei Supply Agreement No. 2, we have granted to Tianwei a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligation to repay Tianwei’s deposit if Tianwei Supply Agreement No. 2 is terminated by Tianwei. Such security interest is subordinated to any third-party debt we may secure to finance construction of our polysilicon production facility and pari passu with security interests granted to each of our other long-term polysilicon supply customers. The security interest will continue until all prepayments have been credited against the shipment of product, and only with respect to the amount of prepayment that has not been so credited.

If Tianwei Supply Agreement No. 2 is terminated for any reason, our business will be materially harmed and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under Tianwei Supply Agreement No. 2 or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

Wealthy Rise International, Ltd. In September 2008, we entered into a fixed price, fixed volume supply agreement, or the Solargiga Supply Agreement, with Wealthy Rise International, Ltd., a wholly-owned subsidiary of Solargiga Energy Holdings, Ltd., or Solargiga, for the sale and delivery of polysilicon to Solargiga over a ten-year period, pursuant to which up to approximately $455 million would have been payable to us during the ten-year period. Under the Solargiga Supply Agreement, Solargiga was required to make two initial cash prepayments totaling $63 million as of March 2010, and a final $5 million payment to be made when we completed certain aggregate shipments to Solargiga.

In April 2009, we entered into an Amended and Restated Supply Agreement, or the Amended Solargiga Supply Agreement, pursuant to which the volume of polysilicon that we have agreed to sell to Solargiga, and that Solargiga has agreed to purchase from us has been reduced such that up to approximately $136 million would be payable to us during the ten-year period, subject to product deliveries and other conditions.  The Amended Solargiga Supply Agreement also extends the date by which we are obligated to commence shipments of polysilicon from March 2010 to June 2010, and extends the dates for price adjustments and termination rights in the event of a delay in commencing shipment. All pricing terms from the Original Solargiga Supply Agreement remain the same. Solargiga has the right to terminate the Amended Solargiga Supply Agreement, and recover any prepayments made if we have not commenced polysilicon shipments by October 2010, and we have the right to terminate the Amended Solargiga Supply Agreement, and retain all prepayments received, if Solargiga fails to pay any of its future prepayments when due.  Pursuant to the Amended Solargiga Supply Agreement, in addition to the initial deposit of $7 million which we received in April 2009, Solargiga is obligated to pay us $13.4 million in four installments of $3.3 million in each of June, August, October and December 2009, with a final payment of $200,000 upon Solargiga’s receipt of certain aggregate volumes of polysilicon product from us.

The term of the Amended Solargiga Supply Agreement is ten years from the date of the first shipment. Each party, however, may terminate the Amended Solargiga Supply Agreement at an earlier date under certain circumstances, including, but not limited to, the bankruptcy, assignment for the benefit of creditors, liquidation or a material breach of the Amended Solargiga Supply Agreement by the other party. Our failure to commence shipments of polysilicon by October 2010 constitutes a material breach by us under the terms of the Amended Solargiga Supply Agreement, among other circumstances. We have the right to terminate the Amended Solargiga Supply Agreement upon Solargiga’s failure to pay any part of the $13.4 million cash deposit when due. Upon Solargiga’s termination of the Amended Solargiga Supply Agreement under certain circumstances, we are required to refund to Solargiga all of the prepayments made as of such termination, which was $7 million as of May 15, 2009, less any part thereof that has been applied to the purchase price of polysilicon delivered under the Amended Solargiga Supply Agreement. Upon a termination of the Amended Solargiga Supply Agreement by us, we generally may retain the entire amount of prepayments made as of such date as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the Amended Solargiga Supply Agreement.

Under the Amended Solargiga Supply Agreement, we have granted to Solargiga a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligation to repay all of Solargiga’s prepayments made as of the date of termination, which was $7 million as of May 15, 2009, if Solargiga terminates the Amended Solargiga Supply Agreement under certain circumstances. The security interest is subordinated to any third-party debt we may secure to finance construction of our polysilicon production facility and pari passu with security interests granted to each of our other long-term polysilicon supply customers. The security interest will continue until all of Solargiga’s prepayments have been credited against the shipment of product, and only with respect to the amount of prepayment that has not been so credited.

If the contract with Solargiga is terminated for any reason, our business will be materially harmed and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the agreement with Solargiga, or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

Shanghai Alex New Energy Co., Ltd. In February 2009, we entered into a fixed price, fixed volume supply agreement with Shanghai Alex New Energy Co., Ltd., or Alex, for the sale and delivery of polysilicon to Alex over a ten-year period, or the Alex Supply Agreement.  Under the Alex Supply Agreement, the total amount that may be payable to us is approximately $119 million during the ten-year period, subject to product deliveries and other conditions.  Alex has paid us cash deposits of $15 million as prepayments for future product deliveries, which includes $5 million that was previously paid to us by Jinko, and which we and Jinko acknowledged and agreed would be credited to the prepayment account of Alex.  See “Jiangxi Jinko Solar Co., Ltd.”, above. Alex is obligated to pay an additional cash deposit of $5 million as a prepayment for future product deliveries, $2 million of which is due in June 2009, and $3 million of which is due in July 2009. The Alex Supply Agreement provides that if Alex does not provide the $5 million cash deposit when due, then we may immediately terminate the Alex Supply Agreement and retain all previously paid cash deposits as liquidated damages, which was $15 million as of March 31, 2009.

The term of the Alex Supply Agreement is ten years from the date of the first shipment. Each party, however, may terminate the Alex Supply Agreement at an earlier date under certain circumstances, including, but not limited to, the bankruptcy, assignment for the benefit of creditors, liquidation or a material breach of the Alex Supply Agreement by the other party. Our failure to commence shipments of polysilicon by March 2010 constitutes a material breach by us under the terms of the Alex Supply Agreement, among other circumstances.  Alex’s failure to pay any part of the $5 million cash deposit when due constitutes a material breach of the Alex Supply Agreement by Alex, among other circumstances. In most cases, if Alex terminates the Alex Supply Agreement, then we are required to refund to Alex all of their prepayments as of the date of such termination, which was $15 million as of March 31, 2009, less any part thereof that has been applied to the purchase price of polysilicon delivered under the Alex Supply Agreement.

Pursuant to the Alex Supply Agreement, we have granted to Alex a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligation to repay Alex’s deposit if the Alex Supply Agreement is terminated by Alex. Such security interest is pari passu with security interests granted to each of our other long-term polysilicon supply customers. The security interest will continue until all prepayments have been credited against the shipment of product, and only with respect to the amount of prepayment that has not been so credited.

If the contract with Alex is terminated for any reason, our business will be materially harmed and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the agreement with Alex, or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

Terminated Customer Agreements
During fiscal 2009, we terminated one polysilicon supply contract with SANYO Electric Co., Ltd., and reached a mutual agreement to terminate a second polysilicon supply contract with Global Expertise Wafer Division Ltd., pursuant to provisions in each of the respective agreements providing for a right of termination in the event we were unable to achieve certain financing milestones within a prescribed timeframe. As a result of these terminations, we returned a total of $4 million in prepayments received under these contracts.

Hoku Solar
Business Strategy and PV Products
Our goal is to be a leading provider in PV system installations. We plan to focus on designing, engineering and installing turnkey PV systems and related services in Hawaii using solar modules purchased from third-party suppliers.

Customers
Hawaii Department of Transportation. In October 2008, we were selected by the Hawaii State Department of Transportation, or DOT, to design, engineer and install PV systems at airports across the state of Hawaii and entered into a series of power purchase agreements, or PPAs, with the DOT. Under the PPAs, the DOT will purchase up to an aggregate of 779 kilowatts of solar electricity to be generated by PV systems installed, owned and operated by us at a predetermined rate over a contract period of 20 years. During the first and second quarters of calendar year 2009, we installed PV systems at multiple DOT properties including Lihue Airport on the island of Kauai, Kahului Airport on the island of Maui, and Kona International Airport at Keahole and Hilo International Airport, each on the island of Hawaii. All installations were completed in the second quarter of calendar year 2009. As of May 2009 all of these PV systems are operational.

In fiscal 2009, we also completed PV system installations for Paradise Beverages, Inc., and Resco, Inc., and other commercial and residential customers. We also recognized revenue from the resale of solar inventory.

Hawaiian Electric Company. In May 2008, the Hawaii Public Utilities Commission approved the contract for Hawaiian Electric Company to purchase electricity generated by a PV system that we would install. We plan to install a 218-kilowatt PV system, and sell the power generated by that system over a 20-year period to Hawaiian Electric Company once financing is secured. We continue to explore financing alternatives for this project.

The James Campbell Company. In January 2008, we began discussions with The James Campbell Company to plan and install the PV system for the Kapolei Sustainable Energy Park, which would be capable of generating approximately 1.5 megawatts of PV power and would be the largest PV facility on Oahu. The discussions to date have been non-binding to both parties, and contingent upon, among other things, receiving certain government approvals related to the capped solid waste storage area on the site. Discussions with The James Campbell Company are ongoing.

Our Fuel Cell Business

Fuel Cell Industry Overview

Based on discussions with potential customers for our Hoku MEAs and Hoku Membranes during fiscal 2007, we determined that the potential for future revenue opportunities from our Hoku Fuel Cells division was uncertain. As a result, we do not plan on actively pursuing any new contracts or committing material resources to further develop our fuel cell products. We will, however, assess the financial viability of any new opportunities that may arise on a case-by-case basis.

Customers
We do not presently have any material customer contracts for our Hoku MEA or Hoku Membranes.

Backlog

As of March 31, 2009, we have entered into PV system installation and other related service contracts that we have not completed; however, we do not have a backlog.

Sales and Marketing

We have one employee that is dedicated to sales for our PV system installation business in Hawaii. We are offering the sale and installation of our turnkey PV systems or the option of a power purchase arrangement where we would install and own the solar system and the end user would pay us for the electricity produced under a long-term contract.

Research and Development

Hoku Materials and Hoku Solar

We are still at an early stage in our expansion into the polysilicon and PV module market and have not, to date, conducted any research and development in this area.

Our research and development expenses were $0, $86,000 and $1.8 million in fiscal 2009, 2008 and 2007, respectively, and all such expenses were related to our fuel cell business. As of March 31, 2009, we had no individuals on our research and development team for our solar or fuel cell businesses.

Intellectual Property

Hoku Materials and Hoku Solar

We are still at an early stage in our expansion into the polysilicon and PV systems installation market and have not developed or licensed any proprietary intellectual property addressed to this market. We may need to obtain licenses to manufacture and/or sell polysilicon and PV modules using the technology that we are planning to implement. However, based on our discussions with engineering firms and equipment suppliers, we believe that we have obtained all necessary licenses from these engineering firms and turnkey equipment suppliers that are required to manufacture, market and/or sell the products made with their equipment.

Manufacturing

Hoku Materials
In September 2008, we announced that we would be increasing our planned polysilicon facility capacity from 3,500 metric tons per year to 4,000 metric tons per year. Our original estimated construction cost for a facility capable of producing 3,500 metric tons of polysilicon per year was $390 million. We do not believe we will require significant additional capital to increase our facility capacity to 4,000 metric tons per year; however, we are continuing to review the $390 million estimated cost to complete the plant. This estimate is based on our discussion with vendors, declining costs of materials and labor and ongoing adjustments of certain design elements; however, changes in costs, modifications in construction timelines and other factors could cause the actual cost to significantly exceed our $390 million estimate. Alex, Suntech, Solarfun, Jinko, Tianwei and Solargiga have collectively committed to contribute, in the form of polysilicon supply prepayments, $243.4 million towards these costs, subject to certain conditions and the achievement of various milestones and repayment obligations under certain circumstances. As of May 31, 2009, we had collected $155.5 million of combined prepayments that were committed to us from Alex, Suntech, Solarfun, Jinko, Tianwei and Solargiga. Additionally, as of March 31, 2009, we had contributed approximately $41 million to the construction cost of our polysilicon plant. Assuming the total cost to complete the construction of our 4,000 metric ton plant is $390 million, that our existing polysilicon customers make their prepayments in full when due and that we are able to secure additional prepayments from one or more new polysilicon customers, we believe we will need to raise through one or more debt or equity offerings for the procurement and construction of our planned polysilicon manufacturing facility an amount ranging between $35 million and $55 million. If we are unable to secure one or more additional long-term polysilicon supply contracts and additional customer prepayments, assuming the cost to complete construction of the plant is $390 million and that our existing polysilicon customers make timely prepayments in full, the amount we may need to raise could be as much as $106 million. If we are unable to secure one or more additional long-term polysilicon supply contracts and additional customer prepayments, if one or more of our polysilicon supply customers fail to meet their obligations to make timely prepayments and/or the actual cost to complete the plant is more than $390 million, the amount we may need to raise could exceed $106 million.

In fiscal 2009, reductions and delays in customer prepayments caused a shift of our planned production demonstration for our polysilicon plant from the first quarter of calendar year 2009, to the third quarter of calendar year 2009, and a shift of our planned first commercial polysilicon shipment from the first half of calendar year 2009 to the second half of calendar year 2009. These reductions and delays in customer prepayments also have caused a delay in the construction of our on-site TCS production facility. We plan to ramp-up production throughout the second half of calendar year 2009 and into calendar year 2010, when we expect to reach full production capability in the first quarter of calendar year 2010. There are no assurances, however, that we will not need to further revise our planned schedule.

City of Pocatello. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, Idaho, for approximately 67 acres of land and, in May 2007, the City of Pocatello approved an ordinance that authorizes the Pocatello Development Authority to provide us certain tax incentives related to certain necessary infrastructure costs we incur in the construction and operation of our polysilicon plant. In May 2009, we entered into an Economic Development Agreement, or the PDA Agreement, with the Pocatello Development Authority, or PDA, pursuant to which PDA agreed to reimburse to us amounts we actually incur in making certain infrastructure improvements consistent with the North Portneuf Urban Renewal Area and Revenue Allocation District Improvement Plan and the Idaho Urban Renewal Law, or the Infrastructure Reimbursement, and an additional amount as reimbursement for and based on the number of full time employee equivalents we  create and maintain, or the Employment Reimbursement, at the production facility under construction in Pocatello, Idaho, or the Plant.  The parties agreed that (a) the Infrastructure Reimbursement will be an amount that is equal to 95% of the tax increment payments PDA actually collects on the North Portneuf Tax Increment Financing District with respect to our real property and improvements located in such district, or the TIF Revenue, up to approximately $26 million, less the actual Road Costs (defined below), and (b) the Employment Reimbursement will be an amount that is equal to 50% of the TIF Revenue, up to approximately $17 million.  Each of the Infrastructure Reimbursement and the Employment Reimbursement will be made to us over time as TIF Revenue is received, and only after the costs of completing a public access road to the Plant, in an amount not to exceed $11 million, or the Road Costs, has been paid to PDA out of TIF Revenue, and up to $2 million in capital costs has been paid to the City of Pocatello out of TIF Revenue.

Stone & Webster, Inc. In August 2007, we entered into an Engineering, Procurement and Construction Management Contract with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering, procurement, and construction management services for the construction of our polysilicon production plant, which was amended in October 2007 by Change Order No. 1, and again in April 2008 by Change Order No. 2, which are collectively the S&W Engineering Agreement. Under the S&W Engineering Agreement, S&W was to provide all engineering, procurement and construction management services necessary to complete the design and planning for construction of our polysilicon plant, which had a production capacity at that time of 3,500 metric tons per year. S&W was to be paid on a time and materials basis plus a fee for its services and incentives if certain schedule and cost targets were met. The target cost for the services to be provided under the S&W Engineering Agreement was $50 million, plus up to $5.0 million of incentives that would be payable if certain cost and schedule milestones were achieved.

In February 2009, we and S&W agreed to Change Order Number 3 under the S&W Engineering Agreement, or S&W Change Order 3, to, among other things: (i) increase the rated polysilicon production capacity of our planned facility to up to 4,000 metric tons per year; (ii) eliminate construction management services from S&W’s scope of work; (iii) confirm the suspension of detailed engineering services for our planned TCS production plant; (iv) remove $5 million of incentives that may have been payable if certain cost and schedule milestones were achieved; and (v) allocate, based on specific dates, up to an aggregate of $1 million of liquidated damages that S&W would pay to us if engineering deliverables are not provided to us on or before such dates. S&W may not be required to pay liquidated damages if S&W fails to meet a deliverable date because we or our other contractors cause a delay, or request changes to the work that increase the time for completion, or if force majeure causes a delay.

The target cost for the services to be provided under the S&W Engineering Agreement, as modified by S&W Change Order 3, is unchanged at $50 million, and the $5.0 million of incentives that may have been payable was eliminated. Pursuant to the S&W Engineering Agreement, as modified by S&W Change Order 3, S&W does not guarantee that the target cost will be met, and we are obligated to pay for S&W's services regardless of whether this cost target is ultimately achieved.  During fiscal 2009, we made payments to S&W of $28 million, and as of March 31, 2009, we had paid S&W an aggregate amount of $32 million.

JH Kelly LLC. In August 2007, we entered into a Cost Plus Incentive Contract with JH Kelly LLC, or JH Kelly, for construction services for the construction of our planned polysilicon production plant, which was amended in October 2007, by Change Order No. 1, and again in April 2008 by Change Order No. 2, which are collectively the JH Kelly Construction Agreement. Under the JH Kelly Construction Agreement, JH Kelly agreed to provide construction services as our general contractor for the construction of our polysilicon plant with production capacity of, at that time, 3,500 metric tons per year. The target cost for the services to be provided under the JH Kelly Construction Agreement was $145 million, including up to $5.0 million of incentives that may have been payable under certain circumstances.

In March 2009, we and JH Kelly agreed to Change Order No. 3 under the JH Kelly Construction Agreement, or JH Kelly Change Order 3, to, among other things: (i) increase the rated polysilicon production capacity of our planned facility to up to 4,000 metric tons per year; (ii) confirm our planned schedule to include a reactor test demonstration in June 2009, the partial commercial operation of our plant in September 2009, and full commercial operation of our plant in March 2010; (iii) reallocate the $5 million of incentives that may be payable such that $3.5 million of the incentives may be payable if JH Kelly achieves the foregoing schedule milestones, $1 million of the incentives may be payable if JH Kelly’s actual costs are less than $145 million, and $500,000 may be payable if JH Kelly achieves certain safety goals during the construction of the plant. Any incentives that are earned would be paid after final completion of the plant.

Pursuant to the JH Kelly Construction Agreement, as modified by JH Kelly Change Order 3, JH Kelly does not guarantee that the cost or schedule targets will be met, and there can be no assurances that either such target will be met. Moreover, we are obligated to pay for JH Kelly's services regardless of whether these targets are ultimately achieved; however, JH Kelly is required to pay liquidated damages of up to $1 million for construction schedule delays that are directly caused by the fault of JH Kelly.  During fiscal 2009, we made payments to JH Kelly of $41.2 million, and as of March 31, 2009, we had paid JH Kelly an aggregate amount of $45.5 million.

Dynamic Engineering Inc. In October 2007, we entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license for the process to produce and purify trichlorosilane, or TCS. Under the agreement with Dynamic, or the Dynamic Agreement, Dynamic is obligated to design and engineer a TCS production facility that is capable of producing 20,000 metric tons of TCS for our planned 4,000 metric tons per year polysilicon production plant. The Dynamic process is to be integrated by S&W into the overall polysilicon production facility, and will be constructed by JH Kelly. Under the Dynamic Agreement, Dynamic's engineering services are provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that we may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the completed facility, and has agreed to indemnify us for any third-party claims of intellectual property infringement. During fiscal 2009, we made payments to Dynamic of $3.6 million, and as of March 31, 2009, we had paid Dynamic an aggregate amount of $4.8 million.

GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. We entered into a contract with GEC Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase and sale of 16 hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, we will pay up to a total of 20.9 million Euros for the reactors. The 16 reactors are designed and engineered to produce approximately 2,000 metric tons of polysilicon per year. The term of the contract extends until the end of the first month after the expiration date of the warranty period, but may be terminated earlier under certain circumstances. During fiscal 2009, we made payments to GEC and MSA of 8.9 Euros or $13.5 million and, as of March 31, 2009, we had paid GEC and MSA an aggregate amount of 15.2 Euros or $22.3 million.

In January 2009, we received the first shipment of six Siemens-process reactors at our facility in Pocatello, Idaho, and all of these polysilicon reactors have been assembled and put into place on our production floor. The reactors are the first units to arrive in Pocatello out of a planned total order of 28. The next shipment of 10 polysilicon reactors and related equipment is scheduled to arrive at our facility no later than the third quarter of calendar year 2009.

We are in discussions with GEC to purchase additional 12 reactors necessary for our planned annual capacity of 4,000 metric tons of polysilicon.  The cost of these additional reactors is not expected to be greater than 20.9 million Euros.

Idaho Power Company. In December 2007, we entered into an agreement with Idaho Power Company, or Idaho Power, to complete the construction of the electric substation to provide power for our planned polysilicon production plant, or the Idaho Power Agreement. We are obligated to pay Idaho Power an aggregate of $14.8 million for the completion of the substation and associated facilities. Under the terms of the Idaho Power Agreement, the substation and associated facilities were scheduled to be completed in February 2009. The Idaho Power Agreement provided that Idaho Power could invoice us additional amounts for temporary power to enable the start-up and operation of the planned polysilicon production plant prior to February 2009.

In September 2008, we amended and restated the Idaho Power Agreement by entering into an Amended and Restated Agreement for Construction of the Hoku Electric Substation and Associated Facilities, or the Amended Idaho Power Agreement. Under the Amended Idaho Power Agreement, Idaho Power agreed to construct an electric substation and associated transmission facilities with an increased capacity beyond what was provided for in the original Idaho Power Agreement. Idaho Power estimated that the costs of construction under the Amended Idaho Power Agreement would increase to approximately $16.5 million. The Amended Idaho Power Agreement also provides that upon completion of construction, there would be a true-up of actual construction costs, so that either we would be refunded any monies we had paid to Idaho Power over and above the actual costs of construction, or we would pay Idaho Power any additional construction costs beyond the original amount. Idaho Power agreed to use commercially reasonable efforts to provide us with transmission services for specified wattages by May 2009, and July 2009, and to complete construction of the expanded electric substation and associated transmission facilities by August 2009.  Pursuant to the Amended Idaho Power Agreement, during fiscal 2009, we made payments to Idaho Power of $12.9 million, and as of March 31, 2009, we had paid Idaho Power Company an aggregate amount of $17.5 million, which is $1 million more than Idaho Power’s estimate under the Amended Idaho Power Agreement.

In September 2008, we also entered into an Electric Service Agreement with Idaho Power for the supply of electric power and energy to us for use in our polysilicon facility, subject to the approval of Idaho’s Public Utilities Commission, or the ESA. The term of the ESA is four years, beginning in June 2009. During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to us at certain fixed rates, which are subject to change only by action of the Idaho Public Utilities Commission. After the initial term of the ESA expires, either we or Idaho Power may terminate the ESA without prejudice. If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to us at the same fixed rates.

In May 2009, we reached an agreement, or the Letter Agreement, with Idaho Power to amend certain provisions of the ESA, which amendment, or the ESA Amendment, would be filed with, and is conditioned and effective only upon approval by, the Idaho Public Utilities Commission, or PUC.  The ESA Amendment, if approved by the PUC, would extend by six months the date when we are obligated to begin purchasing prescribed amounts of electricity from Idaho Power, from June 1, 2009 to December 1, 2009.  The ESA Amendment also would provide for (a) electricity to be provided to us by Idaho Power at the current tariff rate through November 30, 2009, (b) a commitment by us to take no more than 5 megawatts, or MW, of electric power through July 2009, 10 MW during August 2009 and 25 MW from September through November 2009, (c) a reduction in the levels of electric power to be provided under the ESA to 43 MW during the period of June 16, 2012 through August 15, 2012, and to 67 MW during the period of August 16, 2009 to September 15, 2009, and (d) certain charges, referred to as the Schedule 91 Energy Efficiency Rider, that would be added to a portion of the electricity demand charges set forth in the ESA, beginning on December 1, 2011.  The Schedule 91 Energy Efficiency Rider is to recover costs incurred by Idaho Power associated with providing energy efficiency services and programs to its customers.

AEG Power Solutions USA Inc. (formerly known as Saft Power Systems USA, Inc.). In March 2008, we entered into an agreement with AEG Power Solutions USA Inc., or AEG, formerly known as Saft Power Systems USA, Inc., or the AEG Agreement, for the purchase and sale of thyroboxes, earth fault detection systems, and related technical documentation and services, or the Deliverables. Under the AEG Agreement, AEG was obligated to manufacture and deliver the Deliverables, which are used as the power supplies for the polysilicon deposition reactors to be used in our planned polysilicon production plant.  The total fees payable to AEG for all Deliverables under the AEG Agreement was approximately $13 million, which was payable in installments, the first of which was made in April 2008.

In May 2009, we entered into an Amendment to the AEG Agreement, or the AEG Amendment.  Under the AEG Amendment, the total fees to be paid to AEG remain approximately $13 million, including approximately $1.2 million that was previously paid, and the payment and delivery schedule was restructured such that we are obligated to make payments of $500,000 on or before June 3, 2009, $500,000 on or before June 29, 2009, $615,000 on or before July 31, 2009 and $2,100,000 on or before August 31, 2009, related to certain Deliverables that AEG is obligated to ship in August 2009.  After such shipment has occurred, we are obligated to make payments of $800,000 on or before September 30, 2009, $813,995 on or before October 30, 2009, $906,795 on or before November 30, 2009 and $1,686,682 on or before December 21, 2009, related to the remaining Deliverables which AEG is obligated to ship in October and December 2009.  During fiscal 2009, we made payments to AEG of $5.2 million, and as of March 31, 2009, we had paid AEG an aggregate amount of $5.2 million.

Polymet Alloys, Inc. In November 2008, we entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to us for use in our planned polysilicon production facility in Pocatello, Idaho. The term of the agreement was three years, commencing in January 2009. Each year during the term of the agreement, Polymet agreed to sell to us, and we agreed to purchase from Polymet, specified volumes of silicon metal that meet certain purity and size specifications. The volume was fixed during each of the three years; provided that the parties could agree to increase the volume. Pricing was fixed during calendar year 2009, and the aggregate net value of the silicon metal products to be purchased by us under the agreement in calendar year 2009 was approximately $6.5 million. In May 2009, we entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  Under the Amended Polymet Agreement, we revised the date of our first shipment from calendar year 2009 to calendar year 2010, and increased our purchase commitment to no less than 65% of our annual silicon metal requirement.  Pricing is to be negotiated for each year of the agreement; however, if the parties are unable to agree on pricing for any year, or we have agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom we may seek to purchase silicon metal.  Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of March 31, 2009, we have not made any payments to Polymet.

PVA Tepla Danmark. In April 2008, we entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for our planned 4,000 metric tons per year polysilicon production plant. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to our end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total fees payable to PVA is approximately $6 million, which is payable in four installments, the first of which was made in August 2008. We expect to receive the deliverables under our contract with PVA in the third quarter of calendar year 2009. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.  During fiscal 2009, we made payments to PVA of $1.9 million and, as of March 31, 2009, we had paid PVA an aggregate amount of $1.9 million.

BHS Acquisitions, LLC. In November 2008, we entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, to us for use in our planned polysilicon production facility in Pocatello, Idaho. The term of the agreement is eight years beginning on the date on which the first shipment of product is delivered. Each year during the term of the agreement, BHS has agreed to sell to us, and we have agreed to purchase from BHS, specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are scheduled to begin no later than January 2010, and the aggregate net value of the HCl to be purchased by us under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of March 31, 2009, we have not made any payments to BHS.

Hoku Solar

In June 2007, we announced our strategy to focus on the sale of turnkey PV system installations, and related services, and our plan not to enter the solar module manufacturing business.

Due to our decision not to enter the solar-module manufacturing business along with reduced activity in our fuel cell business, in December 2008, we sold our real property and improvements, including our corporate headquarters, in Kapolei, Hawaii, or the Property. The Property was sold for an aggregate purchase price of $5.8 million.

In December 2008, we and UFA Renewable Energy Fund I, LLC, a Delaware limited liability company, or UFA, established and capitalized Hoku Solar Power I, LLC, a California limited liability company, or Power I. Under the terms of the Power I Operating Agreement by and between us and UFA, or the Operating Agreement, we assigned our power purchase agreements, or PPAs, to Power I, which was created to own and operate each system and which will sell the electricity generated by the PV systems to the Hawaii State Department of Transportation, or DOT, at predetermined contract rates.  Under the terms of the PPAs, Power I is permitted to install, maintain and operate each of the seven planned energy systems on DOT facilities over a term of 20 years, commencing on the date that a system becomes operational and energy is delivered to DOT.

In December 2008, we entered into a Development Services Agreement with Power I, or the Development Agreement, pursuant to which we agreed to construct, install, develop and commission the PV systems on behalf of Power I.  We also agreed to operate and maintain the systems pursuant to the terms and conditions of the Purchase and Sale and Operation and Maintenance Agreement entered into between us and Power I in December 2008. Each system will be transferred to Power I prior to the commencement of commercial operation. In December 2008, we completed the engineering, design and procurement phases for the projects and commenced system installation at two DOT project sites on the island of Kauai.  In March 2009, the two PV systems in Kauai have been completed and transferred to Power I.  As of April 30, 2009, installation of the remaining five PV systems was completed and the DOT has provided letters of system acceptances on each of the seven PV systems, acknowledging that various system requirements, including, but not limited to, system completion, permit certification, and energy capacity, have been satisfied in accordance with the provisions of the PPA. As of May 2009, all of these PV systems are operational.

Hoku Fuel Cells
We are not currently manufacturing any Hoku Membranes or Hoku MEA products due to reduced activity in our fuel cell business.

Supplier Relationships

We utilize solar modules purchased through our supply relationship with Suntech and Sanyo, among others, for our PV system installations. We have structured our agreements as firm purchase orders at a predetermined price or non-binding forecasts of our annual or quarterly product needs to our suppliers, and then periodically issue purchase orders for specific projects. These suppliers are generally under no legal obligation to supply solar modules until they have accepted our purchase orders. Additionally, as part of the Alex Supply Agreement, through its PV module manufacturing subsidiary, Alex has agreed to provide us with discounted original equipment manufacturing (OEM) services for up to a certain amount of PV modules per year for each year of their polysilicon supply contract. The OEM manufacturing service would be at our sole option and would be priced at Alex's most preferred rate. Additionally, as part of the Jinko Supply Agreement, Jinko has agreed to provide discounted wafer manufacturing (tolling) services to us for up to a certain amount of polysilicon per year for each year of their polysilicon supply contract. This tolling service would be at our sole option and will be priced at Jinko's most preferred rate.

Competition

Hoku Materials

In the polysilicon market, we will compete with companies such as Hemlock Semiconductor Corporation, Renewable Energy Corporation ASA, Mitsubishi Polycrystalline Silicon America Corporation, Mitsubishi Materials Corporation, Tokuyama Corporation, MEMC Electronic Materials, Inc., and Wacker Chemie AG. In addition, new companies are emerging in China, Korea, India, Europe, Brazil, Australia, North America, and the Middle East, and new technologies, such as fluidized bed reactors, are emerging which may have significant cost and other advantages over the Siemens process we are planning to use to manufacture polysilicon. These competitors may have longer operating histories, greater name recognition and greater financial, sales and marketing, technical and other resources than us. If we fail to compete successfully, we may be unable to successfully enter the market for polysilicon.

After a period of polysilicon supply shortages, an essential raw material in the production of PV modules, overall polysilicon supply increased in fiscal 2009. We believe that supply increases will continue through at least fiscal 2010, and potentially for a longer period, with the possibility of an oversupply of polysilicon in fiscal 2011. In the near term, however, we believe that the demand for polysilicon will support further competition in the polysilicon market. Increasing polysilicon supply, however, has and will continue to suppress spot market prices, which could adversely affect our ability to secure additional long-term supply contracts, or to secure such contracts on favorable terms.

Hoku Solar

The market for PV installations is competitive and continually evolving. As a new entrant to this market, we expect to face substantial competition from companies such as SunPower Corporation, SunEdison, REC Solar and other new and emerging companies in Hawaii, Asia, North America and Europe. Some of our known competitors are established players in the solar industry, and have a stronger market position than ours and have larger resources and recognition than we have. In addition, the PV market in general competes with other sources of renewable energy and conventional power generation. In the near term, we believe that the demand for PV installations will support further competition in the market, enabling us to sell our services, specifically in Hawaii where we are headquartered.

Hoku Fuel Cells

We are not actively seeking new contracts; however, we will assess the financial viability of any new opportunities that may arise on a case-by-case basis.

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

Federal and Hawaii state tax credits are available for residential and commercial PV systems placed in service. In October 2008, Congress extended the availability of the federal tax credit for both residential and commercial solar installations to 2016. Additionally, in February 2009, the American Recovery and Reinvestment Act, or ARRA, was signed into law, which contains various programs and taxpayer incentives with respect to renewable energy that could benefit us. We are examining, but have not yet determined if, or to what extent, the ARRA renewable energy incentives might benefit us.

Financial Information by Business Segment and Geographic Data
In fiscal 2009, 100% of our total revenue was from our PV system installations and other related services and the resale of solar inventory primarily from our contracts with Paradise Beverages, Inc., and Resco, Inc. All of the revenue was generated from customers in the United States. In fiscal 2008, 59% of our total revenue was from our PV system installations, primarily from our contracts with Paradise Beverages and Hardware Hawaii, and the remaining 41% of revenue was from our fuel cell contracts with the U.S Navy. All of the revenue was generated from customers in the United States. In fiscal 2007, all of our revenue was derived from our fuel cell business. In fiscal 2007, our revenue was from the U.S. Navy, Nissan and Sanyo, 40% in the aggregate of which was from Nissan and Sanyo, which are located in Japan.

Employees
As of March 31, 2009, we had 28 employees, consisting of 10 in Hoku Materials, 8 in Hoku Solar and the remaining 10 employees are general administrative employees in Hoku Scientific that provide support for all divisions, public company requirements and other corporate initiatives.

Executive Officers of the Registrant
Our executive officers and their ages and positions as of March 31, 2009, are as follows:

Name	Age	Position
Dustin M. Shindo	35	Chairman of the Board of Directors, President and Chief Executive Officer
Karl M. Taft III	36	Chief Technology Officer and Director
Darryl S. Nakamoto	35	Chief Financial Officer, Treasurer and Secretary
Scott B. Paul	35	Chief Operating Officer

Dustin M. Shindo, one of our founders, has served as our Chairman of the Board of Directors, President and Chief Executive Officer since March 2001. From November 1999 to February 2001, Mr. Shindo was a founder and Chief Executive Officer of Activitymax, Inc., a small privately-held travel reservation software company, where Mr. Shindo was responsible for managing customer relationships, developing the company’s marketing program and managing the operations of the company. From August 1999 to April 2000, Mr. Shindo was a business consultant at The Lucas Group, a strategic consulting firm, where Mr. Shindo focused on business strategy projects as part of multi-person engagement teams. In 1995, Mr. Shindo founded Mehana Brewing Company, a privately-held microbrewery, which now serves as a holding company for the stock of Hawaii Nui Brewing Company, a privately-held microbrewery. Mr. Shindo continues to serve as a member of the board of directors of both Mehana Brewing Company and Hawaii Nui Brewing Company. In 2006, Mr. Shindo founded Kai Sensors, Inc., a privately held company formed to explore business opportunities related to medical devices, where he continues to serve as Chairman of the Board of Directors. Mr. Shindo’s time commitment to Kai Sensors, Inc. is not significant.  Mr. Shindo devotes substantially all of his time to the management of Hoku Scientific. Mr. Shindo has a B.A. in Accounting from the University of Washington and an M.B.A. from the Darden Graduate School of Business Administration at the University of Virginia.

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

Scott B. Paul has served as our Chief Operating Officer since November 2008.  Previously, he served as Vice President, Business Development and General Counsel from July 2003 to November 2008. Mr. Paul was also our Secretary from November 2004 to March 2005. From June 2002 to June 2003, Mr. Paul was Associate General Counsel and Director of Business Development at Read-Rite Corporation, a component supplier for hard disk and tape drives. From April 2000 to June 2002, he was an attorney in the Business and Technology Group at Brobeck, Phleger & Harrison LLP, a law firm. From October 1999 to April 2000, Mr. Paul was an attorney in the Business Solutions Group at Reed Smith Crosby Heafey, LLP, a law firm, and from October 1998 to October 1999, he was an attorney at Ropers, Majeski, Kohn & Bentley, a law firm. Mr. Paul has a B.A. in Psychology from the University of California, Los Angeles and a J.D. from Santa Clara University School of Law.

Available Information
Our principal executive offices are located at 1288 Ala Moana Blvd., Suite 220, Honolulu, Hawaii 96814, and our telephone number is (808) 682-7800. We maintain a website with an Internet address of www.hokucorp.com. The information contained on our website is not included as a part of, or incorporated by reference into, this Annual Report on Form 10-K. We make available free of charge, through our website, our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after we have electronically filed such material with, or furnished such material to, the Securities and Exchange Commission.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business

We will need to secure additional financing in the future and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements, build our business or continue as a going concern.

As of March 31, 2009, we had cash and cash equivalents on hand of $17.4 million and short term liabilities of $40.0 million. Cash used in operations was approximately $5.1 million for the fiscal year ended March 31, 2009.

If we are unable to generate revenue or secure additional financing when needed, we will be forced to reduce expenditures in order to continue as a going concern. Reduction of expenditures could have a material adverse effect on our business.

The amount and timing of our future capital needs depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any revenues we are able to generate. Given our current business strategy, however, we will need to secure additional financing in order to execute our plans and continue our operations.

Over the next twelve months, we may have insufficient cash to meet all of our obligations as they come due. We have already modified payment terms in purchase orders with more than twenty of our vendors to structure payment plans for amounts past due and to be invoiced in the future. In the event we are unable to meet our obligations under payment plans and other agreements, we will have to ask our vendors to forebear from enforcing one or more of their rights under their respective agreements.  There are no assurances that any of our vendors will agree to forebear or otherwise make any concessions under their respective agreements.  If any of our vendors seek to enforce our obligations under these agreements that we are unable to perform, which could include asserting and/or foreclosing on materialman’s and laborer’s liens on the Pocatello facility, or taking other legal action, it could materially harm our business, financial condition and results of operations and we may be forced to delay, alter or abandon our planned business operations, which could have a material adverse effect on the Company’s ability to continue as a going concern.

There are no assurances that we will be successful in executing any of the foregoing alternatives. If we are unable to raise capital and manage our liquidity, there is substantial doubt that we will be able to continue as a going concern through at least March 31, 2010. The inability to continue as a going concern could result in an orderly wind-down of our business or other potential forms of restructuring.

Our independent registered public accounting firm’s report on our fiscal 2009 financial statements questions our ability to continue as a going concern.

Our independent registered public accounting firm’s report on our financial statements for each of the three years in the period ended March 31, 2009, expresses doubt about our ability to continue as a going concern. Their report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern due to the lack of sufficient capital, as of the date their report was issued, to support our business plan through the end of fiscal year 2010.

We will need to secure additional financing in the future and if we are unable to secure adequate funds at the times needed and on terms acceptable to us, we will be unable to support our business requirements, build our business or continue as a going concern. Accordingly, we can offer no assurance that the actions we plan to take to address these conditions will be successful. The inclusion of a “going concern modification” in the report of our independent accountants, in and of itself, may have a material adverse effect on our ability to obtain financing and to conduct our business generally, which could have a material adverse effect on our stock price.

We need at least $390 million to construct and equip our planned polysilicon production plant, and we may be unable to raise this amount of capital on favorable terms or at all.

Our planned entry into the polysilicon market will require us to spend significant sums to support the construction of a facility to produce polysilicon, to purchase capital equipment, to fund new sales and marketing efforts, to pay for additional operating costs and to significantly increase our headcount. As a result, we expect our costs to increase significantly, which will result in further losses before we can begin to generate significant operating revenue from our Hoku Materials division.

Based on our polysilicon supply agreements with our customers, we plan to equip and construct a polysilicon production plant in Pocatello, Idaho, with a production capacity of 4,000 metric tons of polysilicon per year. Our original estimated actual construction cost for a facility capable of producing 3,500 metric tons of polysilicon per year was $390 million; however, we have not yet determined what, if any, additional cost associated with the increase in our planned production output from 3,500 to 4,000 metric tons per year will be, and we continue to review our construction cost estimates. Our estimates are based on our discussion with vendors, declining costs of materials and labor and ongoing adjustments of certain design elements; however, changes in costs, modifications in construction timelines and other factors could significantly increase the actual costs. We plan on funding the remaining construction costs through customer prepayments and/or through debt or equity financing. As of May 31, 2009, we had received $155.5 million in customer prepayments under our supply contracts and expect to receive an additional $87.9 million in customer prepayments. As of March 31, 2009, we had also contributed an additional approximately $41 million to the construction cost of our polysilicon plant.

We have experienced delays in the receipt of customer prepayments from certain of our long-term polysilicon supply customers. If we experience further delays in receipt of these payments, receive reduced payments, or fail to receive any of them entirely, we could experience delays in our ability to continue the engineering, construction, and procurement of our polysilicon plant in order to deliver polysilicon in the second half of calendar year 2009, or within the time periods specified in our customer supply contracts, which could materially harm our business. Even if we receive these prepayments on time and in the amounts agreed upon, the actual costs to engineer, construct, and procure our planned polysilicon production plant could exceed our estimates, and we may be unable to raise any additional funding required to pay for any such added costs.  If we are unable to begin producing polysilicon by the end of calendar year 2009 and meet our customer commitments, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

Assuming the total actual cost to complete the construction of our 4,000 metric ton plant is $390 million, we believe we will need to raise through one or more debt or equity offerings for the procurement and construction of our planned polysilicon manufacturing facility.  If we must raise capital through one or more equity offerings, depending on the size of the offering, the issuance of our stock could result in material dilution to our existing stockholders’ voting power and/or share value.

Prior to obtaining additional debt or equity financing we believe we will have to, among other things, satisfy potential lenders and investors that we have adequately addressed the principal risks that: (1) the construction of the polysilicon plant is not completed on time, on budget, or at all; (2) the polysilicon plant does not operate at its full capacity; (3) the polysilicon plant fails to generate sufficient revenue to service any debt; or (4) that the financing will not be sufficient to complete the construction, procurement and start-up of our planned polysilicon plant. If we fail to successfully address the risks of concern to potential lenders and investors, we may be unable to finance the construction of our planned production plant, our business will be materially harmed, and we may be forced to delay, alter or abandon our planned polysilicon business operations.  In addition, any delay in achieving these objectives may result in additional expense which would harm our business.

There are no assurances that we will be successful in executing any of the foregoing alternatives. If we are unable to raise capital and manage our liquidity, there is substantial doubt that we will be able to continue as a going concern through at least March 31, 2010. The inability to continue as a going concern could result in an orderly wind-down of our business or other potential forms of restructuring.

The actual cost to construct and equip our planned polysilicon production facility may be significantly higher than our estimated cost.

Our estimate of $390 million to construct and equip our polysilicon production facility is based on our discussion with vendors, declining costs of materials and labor and ongoing adjustments of certain design elements; however, changes in costs, modifications in construction timelines and other factors could cause our actual cost to significantly exceed our estimate. If the actual cost is significantly higher than we estimate, it could materially and adversely affect our ability to raise capital, to complete the planned polysilicon production facility on schedule or at all, and could materially harm our business, financial condition and results of operations and we may be forced to delay, alter or abandon our planned business operations.

Assuming the cost to complete the facility is $390 million, and assuming all of our polysilicon customers honor their commitments to make timely prepayments, we will still need to raise capital through one or more debt or equity offerings for the procurement and construction of our planned polysilicon manufacturing facility in an amount ranging between $35 million and $106 million.

We previously intended to finance the construction of our polysilicon production facility through project financing; however, as of May 2009, we believe we will need to raise additional capital through other means for the procurement and construction of our polysilicon manufacturing facility.  We continue to evaluate a variety of alternatives to finance the construction of our polysilicon production facility. These alternatives include one or more debt or equity offerings, government funding from grants, loan guarantees or other transactions, a consequence of which could include the sale or issuance of stock to third parties and/or a change of control.  Assuming the total actual cost to construct and equip the facility is $390 million, that we are successful in receiving all customer prepayments that are presently committed to us when due, and that we secure additional prepayments from new polysilicon customers, we still believe we will need to raise no less than $35 million through one or more debt or equity financings. In the event we are unable to secure additional customer prepayments and supply contracts, assuming the cost to complete the plant does not exceed $390 million and that all of our current polysilicon supply customers honor their commitments to make timely prepayments, the amount we will need to raise could be as much as $106 million. If we are unable to secure additional customer prepayments and supply contracts, if one or more of our polysilicon supply customers fail to meet their obligation to make timely prepayments and/or the actual cost to complete the plant is more than $390 million, the amount we will need to raise could exceed $106 million. If we must raise capital through one or more equity offerings, depending on the size of the offering, the issuance of our stock could result in material impairment of our existing stockholders’ voting power, material impairment of our existing stockholders’ share value and/or a change of control. There are no assurances that we will be able to secure any additional debt or equity financing on favorable terms, at the time such financing is needed, or at all. If we are unable to secure adequate debt or equity financing to complete construction of our polysilicon production facility in time to meet certain milestones and/or to meet our customer commitments, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations, which could have a material adverse effect on our ability to continue as a going concern.  This raises substantial doubt about our ability to continue as a going concern.  The inability to continue as a going concern could result in an orderly wind-down of our business or other potential forms of restructuring.

We have a limited operating history and, in calendar year 2006, determined to enter the photovoltaic installations and polysilicon markets and to redirect efforts and resources that were historically directed toward the fuel cell market. If we are unable to generate significant revenue from our PV installations and polysilicon segments, our business will be materially harmed.

We were incorporated in March 2001 and have a limited operating history. We have cumulative net losses since our inception through March 31, 2009. In calendar year 2006, we announced a change in our main business and our intention to form a polysilicon business through our subsidiary, Hoku Materials, and a photovoltaic, or PV, system installation business through our subsidiary Hoku Solar. The polysilicon business includes developing production capabilities for, and the eventual production of, polysilicon. The PV systems installation business includes the design, engineering, procurement and installation of turnkey PV systems for residential and commercial customers. Prior to our announcement, our business was solely focused on the stationary and automotive fuel cell markets. We do not expect to generate any material revenue from Hoku Fuel Cells in the foreseeable future, and Hoku Materials does not currently generate any operating revenue.

We have no prior experience in the polysilicon business. In order to be successful, we are devoting substantial management time and energy and significant capital resources to developing this new business, including the construction of a polysilicon production facility in Pocatello, Idaho. We commenced construction in May 2007, and expect to begin producing polysilicon beginning in the second half of calendar year 2009, with full-scale production to begin in the first half of calendar year 2010; however, there are no assurances that this schedule will not need to be further modified. Any delays beyond the second half of calendar year 2009 could result in the termination of one or more of our customer supply contracts, which would require us to refund substantial amounts of cash that has been paid to us as prepayments for future product deliveries. We have encountered, and expect that we will continue to encounter, significant risks relating to our entering into the polysilicon industry and changes in that industry, including potentially significant increases in polysilicon supply and falling polysilicon prices. If we are unable to address these risks and other risks successfully, our business, financial condition and results of operations will be materially and adversely affected.

If any of our polysilicon plant engineering, construction, or key equipment vendors are late in providing their contract deliverables, we may be unable to complete the construction of our planned polysilicon plant to begin commercial shipments in the second half of calendar year 2009, or at all, which could materially harm our business.

We have contracts with Stone & Webster, Inc. JH Kelly, LLC, GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., AEG Power Solutions USA Inc., formerly known as Saft Power Systems USA, Inc., PVA Tepla Danmark, Polymet Alloys, Inc., BHS Acquisitions, LLC and our other vendors, contractors and consultants who are providing key services, equipment, and supplies for the engineering, construction and procurement of our planned polysilicon plant in Pocatello, Idaho. If we experience delays in the performance or delivery of the services, equipment, and goods under these respective agreements, we may be unable to commence production of polysilicon in the second half of calendar year 2009, to ramp-up production and commence commercial shipments in calendar year 2010, or deliver the volume of polysilicon that is required under our polysilicon supply agreements.

If we are unable to secure adequate quantities of trichlorosilane on favorable terms and at the times needed, our business will be materially harmed.

We have decided to defer approximately $40 million in capital expenditures by delaying construction of our on-site trichlorosilane, or TCS, production facility. TCS is needed to produce polysilicon.  We are in discussions with third-party TCS producers for a TCS supply contract to enable us to execute on this strategy. There are no assurances, however, that we will be able to secure adequate TCS at the time and in the amounts needed on favorable terms, or at all. If we are unable to secure adequate TCS on favorable terms and at the times needed, we may be unable to meet certain milestones in our customer contracts or to meet our customer supply commitments and our business, financial condition and results of operations will be materially harmed.

We may have difficulty managing changes in our operations, which could harm our business.

To date we have expended significant financial and management resources in connection with our planned entry into the polysilicon market and the development of our PV system installation business. For example, in May 2007, we commenced construction of our planned polysilicon facility in Pocatello, Idaho. Construction of the planned polysilicon facility and the operation of the polysilicon manufacturing and PV system installation businesses will involve substantial changes to our operations and place a significant strain on our senior management team and financial and other resources, and will, among other things, require us to significantly increase our international activities; hire and train additional financial, accounting sales and marketing personnel; and make substantial investment in our engineering, logistics, financial and information systems, including implementing new enterprise-level transaction processing, operational and financial management information systems, procedures and controls.

Any failure by us to manage the expansion of our operations or succeed in these markets or other markets that we may enter in the future, may harm our business, prospects, financial condition and results of operations.

If our supply agreement with Wuxi Suntech Power Co., Ltd. is terminated for any reason, our business will be materially harmed.

In May 2008, we amended our polysilicon supply agreement with Wuxi Suntech Power Co., Ltd., or Suntech, for the sale and delivery of polysilicon to Suntech over a ten-year period, or the Amended Suntech Supply Agreement. Under the Amended Suntech Supply Agreement, up to approximately $678 million may be payable to us during the ten-year period, subject to the achievement of certain milestones, the acceptance of product deliveries and other conditions. Pursuant to the Amended Suntech Supply Agreement, we granted to Suntech a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligations under the Amended Suntech Supply Agreement. These security interests are pari-passu with the security interests granted to our other five long-term supply customers. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for plant construction.

Each party may elect to terminate the Amended Suntech Supply Agreement under certain circumstances, including, but not limited to:

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	the insolvency of the other party; or

•	a material breach of the other party.

Suntech may also terminate the agreement for the following material breaches:

•	if we enter into customer commitments to deliver more than the rated capacity of our plant, subject to exceptions for planned expansion and increases in productivity; or

•	if we fail to deliver a predetermined quantity of our polysilicon product by December 2009; or

•
if we fail to complete successfully any of the polysilicon quality and production volume tests or the process implementation test set forth in the agreement within specified periods of time during calendar year 2009.

In addition, in the instance of extraordinary events, including events of force majeure and other events outside of our control, which result in our inability to perform under the terms of the Amended Suntech Supply Agreement, we are afforded only a limited amount of time to cure such conditions. In the event we fail to cure the condition so that we can supply our product to Suntech or otherwise satisfy our delivery requirements by delivering to Suntech third-party polysilicon purchased in the open market, Suntech may terminate the Amended Suntech Supply Agreement.

There is a material risk that we will be unable to meet one or more of the milestones set forth in the Amended Suntech Supply Agreement within the specified period of time during calendar year 2009.  If we are unable to meet one or more milestones, Suntech has the right to terminate the Amended Suntech Supply Agreement. If the Amended Suntech Supply Agreement is terminated for any reason, our business will be materially harmed. In addition, if the Amended Suntech Supply Agreement is terminated by Suntech, we will be required to return any deposits and advance payments received up to the date of the termination, which was $2 million as of as of March 31, 2009, and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Amended Suntech Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

If our supply agreement with Solarfun Power Hong Kong Limited is terminated for any reason, our business will be materially harmed.

In May 2008, we and Solarfun Power Hong Kong Limited, or Solarfun, a subsidiary of Solarfun Power Holdings Co., Ltd., or Solarfun Holdings, entered into a Second Amended and Restated Supply Agreement, or the Solarfun Supply Agreement, pursuant to which we have agreed to sell to Solarfun, and Solarfun has agreed to purchase from us, specified quantities of polysilicon over a ten-year period.  In March 2009, we entered into Amendment No. 2 to the Second Amended and Restated Solarfun Supply Agreement with Solarfun, or Solarfun Amendment No. 2. Under Solarfun Amendment No. 2, up to approximately $384 million may be payable to us over a ten year period. Pursuant to the Second Amended and Restated Solarfun Supply Agreement and Solarfun Amendment No. 2, we granted to Solarfun a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligations under the Second Amended and Restated Solarfun Supply Agreement and Solarfun Amendment No. 2. These security interests are pari-passu with the security interests granted to our other five long-term supply customers. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for plant construction.

Each party may elect to terminate the Second Amended and Restated Solarfun Supply Agreement and Solarfun Amendment No. 2 under certain circumstances, including, but not limited to:

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	the insolvency of the other party; or

•	a material breach of the other party.

Solarfun may also terminate the Second Amended and Restated Solarfun Supply Agreement and Solarfun Amendment No. 2 if we fail to deliver a predetermined quantity of polysilicon product by June 2010.  In addition, in the instance of extraordinary events, including events of force majeure and other events outside of our control, which result in our inability to perform under the terms of the Second Amended and Restated Solarfun Supply Agreement, as amended by Solarfun Amendment No. 2, we are afforded only a limited amount of time to cure such conditions. In the event we fail to cure the condition so that we can supply our product to Solarfun or otherwise satisfy our delivery requirements by delivering to Solarfun third-party polysilicon purchased in the open market, Solarfun may terminate the Second Amended and Restated Solarfun Supply Agreement and Solarfun Amendment No. 2.

If the Second Amended and Restated Solarfun Supply Agreement and Solarfun Amendment No. 2 are terminated for any reason, our business will be materially harmed. In addition, if the Second Amended and Restated Solarfun Supply Agreement and Solarfun Amendment No. 2 are terminated by Solarfun, we will be required to return any deposits and advance payments received up to the date of the termination, which was $37 million as of March 31, 2009, and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our polysilicon supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Second Amended and Restated Solarfun Supply Agreement and Solarfun Amendment No. 2, or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

If our supply agreement with Jiangxi Jinko Solar Co., Ltd. is terminated for any reason, our business will be materially harmed.

In February 2009, we entered into an Amended & Restated Supply Agreement with Jiangxi Jinko Solar Co., Ltd., or the Amended Jinko Supply Agreement. Under the Amended Jinko Agreement, up to approximately $119 million may be payable to us during a ten-year period, subject to product deliveries and other conditions. Pursuant to the Amended Jinko Supply Agreement, we granted to Jinko a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligations under the Amended Jinko Supply Agreement. These security interests are pari-passu with the security interests granted to our other five long-term supply customers. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for plant construction.

Each party may elect to terminate the Amended Jinko Supply Agreement under certain circumstances, including, but not limited to:

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	the insolvency of the other party; or

•	a material breach of the other party.

Jinko may also terminate the agreement if we fail to deliver a predetermined quantity of our polysilicon product by December 31, 2009. In addition, in the instance of extraordinary events, including events of force majeure and other events outside of our control, which result in our inability to perform under the terms of the Amended Jinko Supply Agreement, we are afforded only a limited amount of time to cure such conditions. In the event we fail to cure the condition so that we can supply our product to Jinko or otherwise satisfy our delivery requirements by delivering to Jinko third-party polysilicon purchased in the open market, Jinko may terminate the Amended Jinko Supply Agreement.

If the Amended Jinko Supply Agreement is terminated for any reason, our business will be materially harmed. In addition, if the Amended Jinko Supply Agreement is terminated by Jinko, we will be required to return any deposits and advance payments received up to the date of the termination, which was $18 million as of March 31, 2009, and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Amended Jinko Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

If either of our supply agreements with Tianwei New Energy (Chengdu) Wafer Co., Ltd. is terminated for any reason, our business will be materially harmed.

In August 2008, we entered into a supply agreement with Tianwei New Energy (Chengdu) Wafer Co., Ltd., or Tianwei, for the sale and delivery of polysilicon to Tianwei over a ten-year period, or Tianwei Supply Agreement No. 1.  Under Tianwei Supply Agreement No. 1, up to approximately $284 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions.

In September 2008, we entered into a second supply agreement with Tianwei for the sale and delivery of polysilicon to Tianwei over a ten-year period, or Tianwei Supply Agreement No. 2. Under Tianwei Supply Agreement No. 2, as amended by that Amendment to Tianwei Supply Agreement No. 2, up to approximately $244 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions.

Pursuant to Tianwei Supply Agreement No. 1 and Tianwei Supply Agreement No. 2, or the Tianwei Supply Agreements, we have granted to Tianwei a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligations under the Tianwei Supply Agreements.  This security interest is pari-passu with the security interests granted to our other five long-term supply customers. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for plant construction.

Each party may elect to terminate either of the Tianwei Supply Agreements under certain circumstances, including, but not limited to:

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	the insolvency of the other party; or

•	a material breach of the other party.

In addition, in the instance of extraordinary events, including events of force majeure and other events outside of our control, which result in our inability to perform under the terms of either or both of the Tianwei Supply Agreements, we are afforded only a limited amount of time to cure such conditions.  In the event we fail to cure the condition so that we can supply our product to Tianwei or otherwise satisfy our delivery requirements by delivering to Tianwei third-party polysilicon purchased in the open market, Tianwei may terminate the respective Tianwei Supply Agreement.

Tianwei may also terminate Tianwei Supply Agreement No. 1 if we fail to deliver a predetermined quantity of our polysilicon product by March 2010. Tianwei may terminate Tianwei Supply Agreement No. 2 if we fail to deliver a predetermined quantity of our polysilicon product by June 2010.  Upon a termination of Tianwei Supply Agreement No. 1 by Tianwei due to our failure to deliver polysilicon in the amounts and by the dates required in the contract, we are required to refund to Tianwei 150% of the prepayments made as of the date of such termination, which is $42 million as of May 31, 2009, less any part of thereof that has been applied to the purchase price of products previously delivered to Tianwei.  In most other cases, if Tianwei terminates Tianwei Supply Agreement No. 1, then we are required to refund to Tianwei 100% of the prepayments made as of the date of termination, less any part of thereof that has been applied to the purchase price of products previously delivered under the contract. Upon a termination of Tianwei Supply Agreement No. 2 by Tianwei due to our failure to deliver polysilicon in the amounts and by the dates required in the contract, we are required to refund to Tianwei 150% of the prepayments made as of the date of termination, which is $34.5 million as of May 31, 2009, less any part thereof that has been applied to the purchase price of products previously delivered to Tianwei. In most other cases, if Tianwei terminates Tianwei Supply Agreement, No. 2, then we are required to refund to Tianwei 100% of the prepayments made as of the date of termination, less any part thereof that has been applied to the purchase price of products previously delivered under the contract.

If either or both of the Tianwei Supply Agreements is terminated for any reason, our business will be materially harmed. In addition, if Tianwei Supply Agreement No. 1 is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $42 million as of May 31, 2009.  If Tianwei Supply Agreement No. 2 is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $34.5 million as of May 31, 2009. In the event of the termination of either of the Tianwei Supply Agreements, we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of our production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Tianwei Supply Agreements, or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

If our supply agreement with Wealthy Rise International, Ltd. is terminated for any reason, our business will be materially harmed.

In April 2009, we entered into an Amended and Restated Supply Agreement, or the Amended Solargiga Supply Agreement, with Wealthy Rise International, Ltd., or Solargiga, pursuant to which up to approximately $136 million may be payable to us over a ten-year period, subject to product deliveries and other conditions.  Pursuant to the Amended Solargiga Supply Agreement, we granted to Solargiga a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligations under the Amended Solargiga Supply Agreement. These security interests are pari-passu with the security interests granted to our other five long-term supply customers. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for plant construction.

Each party may elect to terminate the Amended Solargiga Supply Agreement under certain circumstances, including, but not limited to:

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	the insolvency of the other party; or

•	a material breach of the other party.

Solargiga may also terminate the agreement if we fail to deliver a predetermined quantity of our polysilicon product by October 31, 2010. In addition, in the instance of extraordinary events, including events of force majeure and other events outside of our control, which result in our inability to perform under the terms of the Amended Solargiga Supply Agreement, we are afforded only a limited amount of time to cure such conditions. In the event we fail to cure the condition so that we can supply our product to Solargiga or otherwise satisfy our delivery requirements by delivering to Solargiga third-party polysilicon purchased in the open market, Solargiga may terminate the Amended Solargiga Supply Agreement.

If the Amended Solargiga Supply Agreement is terminated for any reason, our business will be materially harmed.  In addition, if the Amended Solargiga Supply Agreement is terminated by Solargiga as a result of our failure to deliver polysilicon in the amounts and by the dates required in the Amended Solargiga Supply Agreement, we are required to refund to Solargiga all of the prepayments made as of the date of such termination, which was $7 million as of April 30, 2009 ($0 as of March 31, 2009), less any part of thereof that has been applied to the purchase price of polysilicon delivered under the Amended Solargiga Supply Agreement. Moreover, we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements.  We may not be able to secure new funds on terms as favorable to us as those under the Amended Solargiga Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

If our Agreement with Shanghai Alex New Energy Co., Ltd. is terminated for any reason, our business will be materially harmed.

In February 2009, we entered into a supply agreement with Shanghai Alex New Energy Co., Ltd., or Alex, for the sale and delivery of polysilicon to Alex over a ten-year period, or the Alex Supply Agreement. Under the Alex Supply Agreement, approximately $119 million may be payable to us during a ten-year period, subject to product deliveries and other conditions. Pursuant to the Alex Supply Agreement, we granted to Alex a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligations under the Alex Supply Agreement. These security interests are pari-passu with the security interests granted to our other five long-term supply customers. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for plant construction.

Each party may elect to terminate the Alex Supply Agreement under certain circumstances, including, but not limited to:

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	the insolvency of the other party; or

•	a material breach of the other party.

Alex may also terminate the agreement if we fail to deliver a predetermined quantity of our polysilicon product by March 31, 2010. In addition, in the instance of extraordinary events, including events of force majeure and other events outside of our control, which result in our inability to perform under the terms of the Alex Supply Agreement, we are afforded only a limited amount of time to cure such conditions. In the event we fail to cure the condition so that we can supply our product to Alex or otherwise satisfy our delivery requirements by delivering to Alex third-party polysilicon purchased in the open market, Alex may terminate the Alex Supply Agreement.

If the Alex Supply Agreement is terminated for any reason, our business may be materially and adversely affected.  In addition, if the Alex Supply Agreement is terminated by Alex as a result of our failure to deliver polysilicon in the amounts and by the dates required in the Alex Supply Agreement, we are required to refund to Alex all of the prepayments made as of the date of termination, which was $15 million as of March 31, 2009, less any part thereof that has been applied to the purchase price of polysilicon delivered under the Alex Supply Agreement. Moreover, we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements.  We may not be able to secure new funds on terms as favorable to us as those under the Alex Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

We will face intense competition in the polysilicon market from large competitors with significantly greater operating histories and financial and technological resources.  We expect polysilicon supply to increase and competition to further intensify.

In the polysilicon market, we will compete with companies such as Hemlock Semiconductor Corporation, Renewable Energy Corporation ASA, Mitsubishi Polycrystalline Silicon America Corporation, Mitsubishi Materials Corporation, Tokuyama Corporation, MEMC Electronic Materials, Inc., and Wacker Chemie AG. In addition, new companies have emerged in China, Korea, India, Europe, Brazil, Australia, North America, and the Middle East, and new technologies, such as fluidized bed reactors and direct solidification, are emerging, which may have significant cost and other advantages over the Siemens process we are planning to use to produce polysilicon at our production facility. These competitors may have longer operating histories, greater name recognition and greater financial, sales and marketing, technical and other resources than us. As a result of these disparities, we may be unable to successfully obtain and retain the customer and supplier relationships necessary to be successful in the polysilicon market and PV system installation market, and our operating results and our businesses may suffer.

Certain polysilicon producers have announced plans to invest heavily in the expansion of their production capacities in view of the recent scarcity of solar-grade silicon. These initiatives may increase the visibility of already-operational competitors in the industry and their promised delivery capacities, making it more difficult for us to establish market share as a new entrant, especially given the fact that our production facility is not yet operational. Further, as these initiatives develop, we expect significant additional production capacity to come on-line in fiscal 2010, near in time to when our proposed polysilicon facility is scheduled to become fully operational. This additional capacity may suppress prices, which could make it more difficult to retain our existing customer relationships and to make new relationships, and otherwise adversely affect our business.

Fluctuations in industrial production capacity for polysilicon could harm our business.

Certain polysilicon producers have invested heavily in the expansion of their production capacities in view of the recent scarcity of solar-grade polysilicon. We currently expect significant additional capacity to come on-line in fiscal 2010, near in time to when our proposed polysilicon facility is scheduled become fully operational. In addition, if an excess supply of electronic-grade polysilicon were to develop, producers of electronic-grade silicon could switch production to solar-grade polysilicon, causing the price of solar-grade polysilicon to decline more rapidly than we currently anticipate. The electronic-grade polysilicon market historically has experienced significant cyclicality; for example, that market experienced significant excess supply from 1998 through 2003. Moreover, the forecasted increases in polysilicon supply could also be exacerbated if the demand for polysilicon decreases significantly as a result of the introduction of new technologies that materially reduce or eliminate the need for polysilicon in producing effective PV systems.

If any of these events occurred, they could result in an excess supply of solar-grade polysilicon and could suppress market prices for solar-grade polysilicon. Any such suppression of market prices for polysilicon would affect the price which we could expect to receive in selling our polysilicon in the spot market and could provide our customers with incentives to reconsider or renegotiate their long-term supply contracts with us to the extent the polysilicon deliverable under those contracts is priced above prevailing market prices. During fiscal year 2009, spot market prices of polysilicon decreased dramatically with an increase in supply, and further price declines are possible in fiscal 2010 as additional supply is forecasted to enter the market.  Further decreases in demand and polysilicon prices could materially harm our business, financial condition and results of operations.

Conversely, in the past, industry-wide shortages of polysilicon have created shortages of PV modules and increased prices for such modules. In the event of a polysilicon shortage, any inability to obtain PV modules at commercially reasonable prices, or at all, would adversely affect our PV system installation business by reducing our ability to meet potential customer demand for our products or to provide products at competitive prices. Any continued industry shortage in available polysilicon could delay the potential growth of our PV system installations business, thereby harming our business.

We rely on limited suppliers and, if these suppliers fail to deliver materials that meet our quality requirements in a timely, cost-effective manner or at all, our production of polysilicon and our installation of PV systems would be limited.

It is highly likely that we will procure materials for our PV system installation business from vertically integrated solar module manufacturing and installation companies that are also our competitors. These companies may choose in the future not to sell these materials to us at all, or may raise their prices to a level that would prevent us from selling our goods and services on a profitable basis.

In our polysilicon business we rely heavily on our contracted suppliers of key process technologies and infrastructure including such components as the reactors and the TCS process. If any of these suppliers fail to perform their contractual obligations, we will be required to seek alternative suppliers and likely will not be able to commence production of polysilicon at our planned polysilicon production facility on our current schedule. Any such production delays may result in a breach of one or more of our supply agreements with Alex, Suntech, Solarfun, Jinko, Tianwei and/or Solargiga and such breaches may allow these customers to terminate the supply agreements and seek a return of prepayments, which would harm our business and may make impossible the completion of our polysilicon production facility.

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

The market for PV systems installations is competitive and continually evolving. As a new entrant to this market, we expect to face substantial competition from companies such as SunPower Corporation, SunEdison, and other new and emerging companies throughout many parts of the world. Many of our known competitors are established players in the solar industry, and have a stronger market position than ours and have larger resources and name recognition than we have. Furthermore, the PV market in general competes with other sources of renewable energy and conventional power generation.

Technological development in the solar power industry could reduce market demand for polysilicon or allow for lower cost production of polysilicon by our competitors, which could cause our sales and profit to decline.

The solar power industry is characterized by evolving technologies and standards. Technological evolutions and developments in PV products, including thin-film technologies, higher PV efficiency and thinner wafers may decrease the demand for polysilicon by PV module manufacturers, and some manufacturers are developing alternative solar technologies that require significantly less silicon than crystalline silicon-based solar cells and modules, or no polysilicon at all. If these developing technologies prove more advantageous in application and are widely adopted, we may experience a decrease in demand for our polysilicon and a decrease in our sales or operating margins.

Additionally, other technologies for the production of polysilicon are increasing in prevalence in the industry. Technologies which compete with the Siemens reactor process, including fluidized bed reactor process, may enable the manufacture of polysilicon more quickly or at lower cost than does the Siemens reactor process. To the extent that our competitors adopt other technologies that enable them to compete more effectively, our operating margins and price-competitiveness may be impacted. In the event that we are unable to re-design our production facility around these more efficient processes on manageable timetables and at reasonable cost, our business could be adversely affected.

Our operating results have fluctuated in the past, and we expect a number of factors to cause our operating results to continue to fluctuate in the future, making it difficult for us to accurately forecast our quarterly and annual operating results.

Hoku Materials does not currently generate any operating revenue and we do not expect to generate any material revenue from Hoku Fuel Cells in the foreseeable future. All of our revenue presently is generated by Hoku Solar and our PV system installation activities.

Our future operating results and cash flows will depend on many factors that will impact our polysilicon business run by Hoku Materials, our PV system installation business run by Hoku Solar and our fuel cell business, including the following:

•	the size and timing of customer orders, milestone achievement, product delivery and customer acceptance, if required;

•	the length of contract negotiation cycles,

•	the timing of equipment delivery and procurement, integration and testing,

•	our success in obtaining prepayments from customers for future shipments of polysilicon;

•	our success in maintaining and enhancing existing strategic relationships and developing new strategic relationships with potential customers;

•	our ability to finance power purchase agreements for potential PV system installation customers;

•	actions taken by our competitors, including new product introductions and pricing changes;

•	the costs of maintaining our operations;

•	customer budget cycles and changes in these budget cycles; and

•	external economic and industry conditions.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. In May 2007, we commenced construction of our planned polysilicon facility in Pocatello, Idaho. Construction of the planned polysilicon facility and the operation of our polysilicon manufacturing business and PV system installation businesses will involve substantial changes to our operations will require us to increase our international activities, hire and train additional financial and accounting personnel, make substantial investments in our engineering, logistics, financial and information systems, including implementing new enterprise-level transaction processing, operational, financial and accounting management information systems, procedures and controls. In connection with the planned increased scale of our polysilicon manufacturing business and PV system installation businesses and our implementation of new operational and financial management information systems to accommodate these businesses, we expect to engage in a process of documenting, reviewing and improving our internal control and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires an annual assessment by management on the effectiveness of our internal control over financial reporting. We conduct annual testing of our internal controls in connection with the Section 404 requirements and, as part of that documentation and testing, we may identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing accounting systems and take a significant period of time to complete, and may distract our officers, directors and employees from the operation of our business. Further, we may encounter difficulties assimilating or integrating the internal controls, disclosure controls and IT infrastructure of the businesses that we may acquire in the future. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

We may not be able to protect our intellectual property, and we could incur substantial costs defending ourselves against claims that our products infringe on the proprietary rights of others.

Our ability to compete effectively in the fuel cell market will depend on our ability to protect our intellectual property rights with respect to our membranes, our membrane electrode assemblies, or MEAs and manufacturing processes and any intellectual property we develop with respect to our polysilicon business. We rely in part on patents, trade secrets and policies and procedures related to confidentiality to protect our intellectual property. However, much of our intellectual property is not covered by any patent or patent application. Confidentiality agreements to which we are party may be breached, and we may not have adequate remedies for any breach. Our trade secrets may also become known without breach of these agreements or may be independently developed by our competitors. Our inability to maintain the proprietary nature of our technology and processes could allow our competitors to limit or eliminate any of our potential competitive advantages. Moreover, our patent applications may not result in the grant of patents either in the United States or elsewhere. Further, in the case of our issued patents or our patents that may issue, we do not know whether the claims allowed will be sufficiently broad to protect our technology or processes. Even if some or all of our patent applications that issue are sufficiently broad, our patents may be challenged or invalidated and we may not be able to enforce them. We could incur substantial costs in prosecuting or defending patent infringement suits or otherwise protecting our intellectual property rights. We do not know whether we have been or will be completely successful in safeguarding and maintaining our proprietary rights. Moreover, patent applications filed in foreign countries may be subject to laws, rules and procedures that are substantially different from those of the United States, and any resulting foreign patents may be difficult and expensive to enforce. Further, our competitors may independently develop or patent technologies or processes that are substantially equivalent or superior to ours. If we are found to be infringing third-party patents, we could be required to pay substantial royalties and/or damages, and we do not know whether we will be able to obtain licenses to use these patents on acceptable terms, if at all. Failure to obtain needed licenses could delay or prevent the development, production or sale of our products, and could necessitate the expenditure of significant resources to develop or acquire non-infringing intellectual property.

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

Competitors may have filed applications for patents, may have received patents and may obtain additional patents and proprietary rights relating to products or technology that block or compete with our products and technology. Due to the various technologies involved in the development of fuel cell systems, including membrane and MEA technologies, and photovoltaic products, it is impracticable for us to affirmatively identify and review all issued patents that may affect our products. Although we have no knowledge that our products and technology infringe any third party’s intellectual property rights, we cannot be sure that we do not infringe any third party’s intellectual property rights. We may have to participate in interference proceedings to determine the priority of invention and the right to a patent for the technology. Litigation and interference proceedings, even if they are successful, are expensive to pursue and time-consuming, and we could use a substantial amount of our financial resources in either case.

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

We will use materials that are considered hazardous in our planned polysilicon manufacturing and production processes and, therefore, we could be held liable for any losses that result from the use and handling of such hazardous materials, with respect to losses which we do not carry insurance.

The production of polysilicon will involve the use of materials that are hazardous to human health and the environment, the storage, handling and disposal of which will be subject to government regulation. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may increase our manufacturing costs and may require us to halt or suspend our operations until we regain compliance. If we have an accident at our facility involving a spill or release of these substances, we may be subject to civil and/or criminal penalties, including financial penalties and damages, and possibly injunctions preventing us from continuing our operations. Any liability for penalties or damages, and any injunction resulting from damages to the environment or public health and safety, could harm our business. In addition under various Federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances. We do not have any insurance for liabilities arising from the use and handling of hazardous materials.

Our manufacturing business will involve many operating risks that can cause substantial losses.

The manufacture of our polysilicon may involve one or more of the following risks:

•	fires;

•	explosions;

•	blow-outs;

•	uncontrollable flow of gases; and

•	pipe or cement failures.

In the event that any of the foregoing events occur, we could incur substantial losses as a result of injury or loss of life; severe damage or destruction of property, natural resources or equipment; pollution and other environmental damage; investigatory and clean-up responsibilities; regulatory investigation and penalties; suspension of operations; or repairs to resume operations.  If we experience any of these problems, our ability to conduct operations could be adversely affected.  These conditions can cause substantial damage to facilities and interrupt production.  If realized, the foregoing risks could have a material adverse affect on our business, financial condition and results of operations.

Any significant and prolonged disruption of our operations in Hawaii could result in PV system installation delays that would reduce our revenue.

Hoku Solar’s business operations are currently located exclusively in the state of Hawaii, which is subject to the potential risk of earthquakes, hurricanes, tsunamis, floods and other natural disasters. The occurrence of an earthquake, hurricane, tsunami, flood or other natural disaster in Hawaii could result in damage, power outages and other disruptions that would interfere with our ability to conduct our PV system installation business. In October 2006, for example, Hawaii suffered a major earthquake causing significant damage throughout the state. Our facilities and operations, however, did not suffer any damage.

Most of the materials we use in our PV system installation business must be delivered via air or sea. Hawaii has a large union presence and has historically experienced labor disputes, including dockworker strikes, which could prevent or delay cargo shipments. Any future dispute that delays shipments via air or sea could prevent us from procuring or installing our turnkey PV systems in time to meet our customers’ requirements, or might require us to seek alternative and more expensive freight forwarders or contract manufacturers, which could increase our expenses.

We have significant international activities and customers, particularly in China, that subject us to additional business risks, including increased logistical complexity and regulatory requirements, which could result in a decline in our revenue.

Our current polysilicon supply agreements are with Alex, Suntech, Jinko, Solarfun, Tianwei and Solargiga, all of which are located in The People’s Republic of China, or China, and Hong Kong. As a result, we will be engaging in significant international sales of our polysilicon, which can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

All of our polysilicon supply contracts are denominated in U.S. dollars. Therefore, increases in the exchange rate of the U.S. dollar to foreign currencies will cause our products to become relatively more expensive to customers in those countries, which could lead to a reduction in sales or profitability in some cases.

All of our polysilicon customers are located in China and Hong Kong, which involves various political and economic risks.

Presently, all of our long-term polysilicon supply contracts are with companies based in China and Hong Kong. Accordingly, our business, financial condition, results of operations and prospects could be disproportionately affected by economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including:

•	the higher level of government involvement and regulation;

•	the early stage of development of the market-oriented sector of the economy;

•	the rapid growth rate; and

•	the higher level of control over foreign exchange.

China’s government continues to exercise significant control over economic growth in China through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways. China’s government also sets policy with respect to the use of alternative energy such as solar.  Any adverse change in the economic conditions or government conditions or government policies in China could have a material adverse effect on our business, financial condition and results of operations.

Failure to comply with the US Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the U.S. Foreign Corrupt Practices Act, which generally prohibits U.S. companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Non-U.S. companies, including some that may compete with us, are not subject to these prohibitions. If our employees or other agents are found to have engaged in practices such as bribery, pay-offs or other fraudulent practices in China, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Adverse general economic conditions could harm our business.

Adverse overall economic conditions that impact consumer spending could impact our results of operations. Future economic conditions affecting disposable income such as employment levels, consumer confidence, credit availability, business conditions, stock market volatility, weather conditions, acts of terrorism, pandemic, threats of war, and interest and tax rates could reduce consumer spending or cause consumers to shift their spending away from our goods and services. If the economic conditions continue to be adverse or worsen, we may experience material adverse impacts on our business, operating results and financial condition.

A drop in the retail price of conventional energy or non-solar renewable energy sources could harm our business.

The price of conventional energy can affect the demand for alternative energy solutions such as solar. Fluctuations in economic and market conditions that impact the prices of conventional and non-solar renewable energy sources could cause the demand for solar energy systems to decline, which would have a negative impact on our business. Inexpensive prices for oil and other fossil fuels and utility electric rates could also have a negative effect on our PV system installation and polysilicon production businesses.

Conversely, our polysilicon manufacturing process uses significant amounts of electric energy.  High energy prices, therefore, could increase our production costs, and increases in the cost of electricity reduce our margins.  Although we have entered into a long term contract with Idaho Power to supply electric power to our polysilicon plant at a fixed rate, the Idaho Public Utilities Commission can change the rate under certain circumstances.  Should this happen, substantial increases in our electricity costs could have a material adverse effect on our business, financial condition and results of operations.

Current credit and financial market conditions could prevent or delay our current or future customers from obtaining financing necessary to purchase our products and services or finance their own operations or capacity expansions, which could adversely affect our business, our operating results and financial condition.

Due to the recent severe tightening of credit and concerns regarding the availability of credit around the world, our solar customers may delay or attempt to delay their payments to us in connection with product and service purchases, or may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of our products and services or their own operations or expansion plans. In addition, the current credit and financial market conditions may adversely affect the ability of our customers that have executed long-term supply agreements to purchase polysilicon from us to make additional required payments to us pursuant to these long-term supply agreements or to fund their own expansion plans. Delays of this nature could materially harm our polysilicon sales and PV installations, and therefore harm our business.

Risks Associated With Government Regulation and Incentives.

If we do not obtain on a timely basis the necessary government permits and approvals to construct and operate our planned polysilicon production plant, our construction costs could increase and our business could be harmed.

We have received the air permit and storm water prevention permit that are necessary to begin construction of our polysilicon plant; however, we need to apply for additional permits with federal, state and local authorities, including building permits to continue the construction of our polysilicon plant, and permits to operate the plant when construction is complete. The government regulatory process is lengthy and unpredictable and delays could cause additional expense and increase our construction costs. In addition, we could be required to change our construction plans in order receive the required permits and such changes could also result in additional expense and delay. Any delay in completion of construction could result in us failing to meet our delivery deadlines under our supply agreements and give the other parties to these agreements the right to terminate the agreements.

Our business and industry are subject to government regulation, which may harm our ability to market our products.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our PV system installations. For example, without a regulatory mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to our customers of installing PV systems and make them less desirable, thereby harming our business, prospects, results of operations and financial condition. Furthermore, our discussions with The James Campbell Company to plan and construct a Kapolei Sustainable Energy Park are conditioned upon receiving various government approvals related to the capped solid waste storage area on the site.

The installation of PV systems is subject to oversight and regulation in accordance with national and local ordinances relating to zoning, building codes, safety, environmental protection, utility interconnection and metering and related matters. It is difficult to track the requirements of individual states and counties and to design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to PV system installations may result in significant additional expenses to us and, as a result, could cause a significant reduction in demand for our PV system installation services.

If government incentives to locate our planned polysilicon facility in the City of Pocatello, Idaho are not realized then the costs of establishing our facility may be higher than we currently estimate.

The State of Idaho and the local municipal government have approved a variety of incentives to attract Hoku Materials, including tax incentives, financial support for infrastructure improvements around our facility, and grants to fund the training of new employees. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, for approximately 67 acres of land in Pocatello, Idaho and in May 2007, we commenced construction of our polysilicon facility.

In May 2007, the City of Pocatello approved an ordinance that authorized certain tax incentives related to the infrastructure necessary for the completion and operation of our planned polysilicon plant. In May 2009, we entered into an Economic Development Agreement, or the PDA Agreement, with the Pocatello Development Authority, or PDA, pursuant to which PDA agreed to reimburse to us amounts we actually incur in making certain infrastructure improvements consistent with the North Portneuf Urban Renewal Area and Revenue Allocation District Improvement Plan and the Idaho Urban Renewal Law, or the Infrastructure Reimbursement, and an additional amount as reimbursement for and based on the number of full time employee equivalents we  create and maintain, or the Employment Reimbursement, at the production facility under construction in Pocatello, Idaho, or the Plant.  The parties agreed that (a) the Infrastructure Reimbursement will be an amount that is equal to 95% of the tax increment payments PDA actually collects on the North Portneuf Tax Increment Financing District with respect to our real property and improvements located in such district, or the TIF Revenue, up to approximately $26 million, less the actual Road Costs, and (b) the Employment Reimbursement will be an amount that is equal to 50% of the TIF Revenue, up to approximately $17 million. However, there are no assurances that all or any part of the amount authorized will be paid to us, and we could ultimately receive significantly less or nothing at all, and we may not realize the benefits of these other offered incentives including workforce training funds and utility capacities. The tax incentives expire on December 31, 2030. If there are changes to the ordinance, which affects the amount of the incentives, or for other reasons, some of which may be beyond our control, we are unable to realize all or any part of these incentives, the operating costs of our planned polysilicon facility in Idaho may be higher than we currently estimate.

The reduction or elimination of government and economic incentives for PV systems and related products could reduce the market opportunity for our PV installation services.

We believe that the near-term growth of the market for on-grid applications, where solar power is used to supplement a customer’s electricity purchased from the utility network, depends in large part on the availability and size of government incentives. Because we plan to sell to the on-grid market, the reduction or elimination of government incentives may adversely affect the growth of this market or result in increased price competition, both of which adversely affect our ability to compete in this market. Currently, the U.S. federal solar tax credit is scheduled to expire at the end of calendar year 2016. If similar tax or other federal government incentives are not available beyond calendar year 2016, it could harm our PV system installation business.

Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany, Japan and the United States, have provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether. For example, Germany has been a strong supporter of solar power products and systems and political changes in Germany could result in significant reductions or eliminations of incentives, including the reduction of tariffs over time. Some solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Net metering policies in Japan could limit the amount of solar power installed there. Reductions in, or elimination or expiration of, governmental incentives could result in decreased demand for PV products, and reduce the size of the market for our planned PV system installation services and the demand for solar-grade polysilicon.

Risks Associated With Our Common Stock and Charter Documents.

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile. Between April 1, 2008 and March 31, 2009, our stock had low and high sales prices in the range of $1.90 to $10.25 per share. During fiscal year 2009, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•	variations in our financial results or those of our competitors and our customers;

•	announcements by us, our competitors and our customers of acquisitions, new products, the acquisition or loss of significant contracts, commercial relationships or capital commitments;

•	the performance of the stock market generally and the over-all condition of the global macro economy;

•	failure to meet the expectations of securities analysts or investors with respect to our financial results;

•	our ability to develop and market new and enhanced products on a timely basis;

•	litigation;

•	changes in our management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	future sales of our common stock by us and future sales of our common stock by our officers, directors and affiliates;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

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

We may issue stock or engage in a transaction that results in a change of control.

In order to raise capital and/or manage our liquidity, we may issue stock or engage in a transaction that results in the acquisition of all or substantially all of our assets, or a change of control. Presently, no single stockholder owns shares of common stock representing a majority of the voting power of our common stock. If a person or group were to acquire a majority of the voting power of our common stock, such person or group would be able, over time, to elect all of the members of our board of directors and determine the outcome of all matters submitted to a vote of our stockholders, including matters involving the acquisition or disposition of assets, the incurrence of indebtedness, the issuance of any additional shares of common stock or other equity securities and the payment of dividends on common stock.  Such person or group would also have the power to prevent or cause a subsequent change in control, and could take other actions that might be desirable to such person or group, but not to other stockholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In January 2007, we announced our selection of the City of Pocatello, Idaho as the planned location for Hoku Materials, where we plan to build and equip a polysilicon production facility. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, for approximately 67 acres of land in Pocatello, Idaho. The annual rent for the ground lease is fixed at one dollar per year until the expiration of the lease on December 31, 2106. In addition to this 67-acre lease, we and the City of Pocatello have signed a separate agreement granting us an option to lease an additional 450 acres of land owned by the City of Pocatello, which we could use for any future expansion. The terms of any future lease will be subject to good faith negotiations between us and the City of Pocatello. Our operations in Pocatello, Idaho are headquartered in trailers located on our leased property at the construction site of our planned polysilicon production facility.

In October 2008, we entered into a lease for 5,868 square feet of commercial office space in Honolulu, Hawaii. The lease has approximately 30 months remaining on the current term, with an option to extend for an additional five years.  This office space presently serves as our corporate headquarters. We also have 5,990 square feet of leased warehouse and office space located in Aiea, Hawaii, that is used primarily by Hoku Solar for equipment storage and general operations.

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

Market Information

Our common stock has traded on The NASDAQ Global Market, or NASDAQ, under the symbol “HOKU” since August 5, 2005. The high and low sales prices of our common stock, as reported by the NASDAQ, for the quarters indicated are as follows:

	Sales prices
	High	Low
Fiscal year ended March 31, 2009
1st Quarter	$10.25	$5.00
2nd Quarter	$6.77	$4.02
3rd Quarter	$6.24	$2.06
4th Quarter	$3.29	$1.90
Fiscal year ended March 31, 2008
1st Quarter	$12.80	$4.00
2nd Quarter	$14.55	$7.50
3rd Quarter	$13.53	$5.87
4th Quarter	$14.88	$7.05

As of May 7, 2009, there were 57 stockholders of record of our common stock. Such number does not include beneficial owners holding shares through nominee names.

Performance Graph

The performance graph below shows the total stockholder return of an investment of $100 in cash made on August 5, 2005 (the date our stock began trading on NASDAQ) for our common stock, the NASDAQ composite and the Russell 3000 Technology.  All values assume reinvestment of the full amount of all dividends.  We have selected the Russell 3000 Technology index for comparison purposes, as we do not believe we can reasonably identify an appropriate peer group index.  The comparisons shown in the graph below are based on historical data and we caution that that the stock price performance shown in the graph below is not indicative of, nor is it intended to forecast, the future performance of our common stock.

	8/05/05	3/31/09
Hoku Scientific, Inc.	$100.00	$47.57
NASDAQ Composite	$100.00	$71.20
Russell 3000	$100.00	$78.93

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

Unregistered Sales of Equity Securities

None.

Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of the outstanding options, and the number of stock options remaining for future issuance for each of our equity compensation plans as of March 31, 2009 are summarized as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders(1)	505,445	$2.40	(3)	1,038,171	(4)
Equity compensation plans not approved by security holders(2)	—	—		—
Total	505,445	$2.40	(3)	1,038,171	(4)

(1)	This row includes our 2002 Stock Plan, 2005 Equity Incentive Plan, and 2005 Non-Employee Directors’ Stock Option Plan.

(2)	All of our equity compensation plans have been approved by our stockholders.

(3)	Represents weighted average exercise price of outstanding options only.

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

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations data for the fiscal years ended March 31, 2009, March 31, 2008 and March 31, 2007 and the balance sheet data as of March 31, 2009 and March 31, 2008 have been derived from and should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended March 31, 2006 and March 31, 2005 and the balance sheet data as of March 31, 2007 and March 31, 2006 are derived from audited financial statements and the notes thereto which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Fiscal Year Ended March 31,
	2009	2008	2007	2006	2005
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenue:
Service, license, and product revenue	$4,957	$3,229	$5,368	$5,505	$2,933

Total revenue	4,957	3,229	5,368	5,505	2,933
Cost of revenue:
Cost of service, license and product revenue (1)	3,705	2,312	3,173	954	458

Total cost of revenue	3,705	2,312	3,173	954	458

Gross margin	1,252	917	2,195	4,551	2,475
Operating expenses:
Selling, general and administrative (1)	4,548	6,207	4,487	2,743	2,132
Research and development (1)	-	86	1,774	1,326	1,419

Total operating expenses	4,548	6,293	6,261	4,069	3,551

Income (loss) from operations	(3,296)	(5,376)	(4,066)	482	(1,076)
Interest and other income	284	1,083	1,039	594	98

Income (loss) before noncontrolling interest and income tax benefit	(3,012)	(4,293)	(3,027)	1,076	(978)
Noncontrolling interest	50
Income tax benefit	-	-	275	268	250

Net income (loss)	$(2,962)	$(4,293)	$(2,752)	$1,344	$(728)

Basic net income (loss) per share	$(0.15)	$(0.26)	$(0.17)	$0.10	$(0.13)

Diluted net income (loss) per share	$(0.15)	$(0.26)	$(0.17)	$0.09	$(0.13)

Shares used in computing basic net income (loss) per share	20,325,433	16,656,000	16,449,537	13,033,263	5,474,499

Shares used in computing diluted net income (loss) per share	20,325,433	16,656,000	16,449,537	15,264,763	5,474,499
___________________
1) Includes stock-based compensation as follows:

Cost of service, license and product revenue	$14	$42	$126	$38	$24
Selling, general and administrative	1,202	954	593	872	979
Research and development	-	72	501	146	261

	As of March 31,
	2009	2008	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$17,383	$29,760	$19,956	$22,688	$4,159
Working capital	(20,268)	25,432	20,896	21,036	3,688
Total assets	224,211	68,109	30,625	32,083	10,782
Long-term debt (Deposits- Hoku Materials)	133,625	13,000	2,000	—	5
Total stockholders’ equity	50,632	45,995	25,494	27,932	6,232

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Hoku Scientific, Inc. is a materials science company focused on clean energy technologies. We were incorporated in Hawaii in March 2001, as Pacific Energy Group, Inc. In July 2001, we changed our name to Hoku Scientific, Inc. In December 2004, we were reincorporated in Delaware.

We have historically focused our efforts on the design and development of fuel cell technologies, including our Hoku membrane electrode assemblies, or MEAs, and Hoku Membranes. In May 2006, we announced our plans to form an integrated photovoltaic, or PV, module business, and our plans to manufacture polysilicon, a primary material used in the manufacture of PV modules. In fiscal 2007, we reorganized our business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells. In February and March 2007, we incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly-owned subsidiaries to operate our polysilicon and PV system installation businesses, respectively.

Recent Developments Related to Liquidity and Capital Resources

We have incurred significant net losses since inception and we have relied on our ability to fund our operations principally through both registered and unregistered offerings of our securities and prepayments on long-term polysilicon contracts. Even if we are successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and our existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), we will still need to seek additional financing to complete  our polysilicon production facility currently under construction. As of March 31, 2009, we had cash and cash equivalents on hand of $17.4 million and short term liabilities of $40.0 million. Consequently, there is substantial doubt that we will have sufficient cash to meet all of our obligations as they come due through at least March 31, 2010. We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts. Furthermore, assuming the total cost of construction and equipment does not exceed $390 million, that all of our existing polysilicon customers make timely prepayments in full and that we are able to secure additional prepayments from new polysilicon customers, we believe we will need to raise an amount between $35 and $55 million to complete the construction of our 4,000 metric ton plant. If we are unable to secure additional long-term supply contracts and prepayments, assuming the cost to construct and equip the plant is $390 million and that all of our existing customers make their prepayments when due, the amount we will need to raise could be as much as $106 million. If we are unable to secure additional long-term supply contracts and prepayments, if one or more of our polysilicon supply customers fail to meet their obligations to make timely prepayments and/or if the actual cost to complete the plant is more than $390 million, the amount we will need to raise could exceed $106 million.  We previously intended to finance the construction of our polysilicon production facility through project financing; however, as of May 2009, we believe we will need to raise additional capital through other means for the procurement and construction of our polysilicon manufacturing facility.

Our ability to continue as a going concern depends on our ability to raise equity or debt capital, increase revenues and reduce expenses. We have already modified payment terms in purchase orders with more than twenty of our vendors to structure payment plans for amounts past due and to be invoiced in the future. Our management continues to evaluate a variety of alternatives to raise capital and manage our liquidity.  These alternatives include, without limitation:

•	debt financing, including financing that is guaranteed by a private third party;

•	one or more or equity offerings, including an offering of stock the Company previously registered with the Securities and Exchange Commission on Form S-3;

•	prepayments for product to be delivered under new long-term polysilicon supply contracts;

•	government funding from grants and/or loan guarantees;

•	further extending the construction schedule and payment plans with vendors; and/or

•	consummating a transaction, which could result in a change of control.

There are no assurances that we will be successful in executing any of the foregoing alternatives. If we are unable to raise capital and manage our liquidity, there is substantial doubt that we will be able to continue as a going concern through at least March 31, 2010. The inability to continue as a going concern could result in an orderly wind-down of our business or other potential forms of restructuring.

Hoku Materials

In February 2007, we incorporated Hoku Materials to manufacture polysilicon, a key material used in PV modules. We had originally planned to use the polysilicon internally by Hoku Solar to manufacture our own brand of solar modules, and for sale to the larger solar market.  However, as a result of increased demand from third-party customers, and our revised strategy for Hoku Solar, we now intend to sell all of our planned output of polysilicon to third-party customers.

In May 2007, we commenced construction of our planned polysilicon manufacturing facility in Pocatello, Idaho. In September 2008, we announced that we would be increasing our planned polysilicon facility capacity from 3,500 metric tons per year to 4,000 metric tons per year. Our original estimated construction cost for a facility capable of producing 3,500 metric tons of polysilicon per year was $390 million. We do not believe we will require a significant amount of additional capital, if any, to increase our facility capacity to 4,000 metric tons per year; however, we are continuing to review the $390 million estimated cost to complete the plant. This estimate is based on our discussion with vendors, declining costs of materials and labor and ongoing adjustments of certain design elements; however, changes in costs, modifications in construction timelines and other factors could cause the actual cost to significantly exceed our estimate. Any significant increase in the cost to complete the plant could have a material adverse effect on our business, financial condition and results of operations. In April 2008, we issued a change order with Stone & Webster, Inc., our engineering and procurement service provider, and as a result our estimate of the total cost to construct and equip our polysilicon facility decreased from $400 million to $390 million. Throughout fiscal 2009, we reorganized and restructured our portfolio of polysilicon supply contracts, including terminating certain agreements, amending others and acquiring several new supply agreements. During fiscal 2009, we entered into new supply agreements with Jinko, Tianwei, Solargiga and Alex.  In March 2009, we entered into Amendment No. 2 to our Second Amended and Restated Supply Agreement with Solarfun, and an Amended and Restated Supply Agreement with Jinko. In April 2009, we entered into an Amended and Restated Supply Agreement with Solargiga.  In August 2008, we reached agreement with Sanyo to terminate our supply contract, and in September 2008 we exercised our option to unilaterally terminate our supply contract with GEWD.

Amendments to our supply contracts and delayed receipt of prepayments also resulted in modification to our construction schedule for our polysilicon production facility, which we now estimate will commence operations in the second half of calendar year 2009, and to reach full operating capacity in the first half of calendar year 2010. Once our plant is operating at full capacity, we expect that we will be able to meet the annual delivery requirements in our seven existing polysilicon sales contracts. In addition, we have approximately 600 to 800 metric tons of unallocated annual polysilicon production capacity from our planned production output of 4,000 metric tons per year, which may be sold under one or more new long-term contracts, reserved for strategic purposes, or sold on the spot market. If this polysilicon is sold under one or more long-term contracts, such sales, if any, may provide additional prepayments that could potentially reduce the amount of additional financing needed.

Hoku Solar
In March 2007, we incorporated Hoku Solar to assemble and install our own brand of PV modules. In June 2007, we announced a change in our strategy, which is to focus on the sale of turnkey PV system installations, and related services, and not to enter the solar module manufacturing business.

We plan to continue to design, engineer and install turnkey PV systems, but will use modules purchased from third-party suppliers, which we believe we can purchase at lower cost than the cost to manufacture our own brand of modules. Due to the change in our business strategy and decision not to enter the solar-module manufacturing business, along with decreased activity in our fuel cell business, in December 2008, we closed the sale of our real property and improvements, including our corporate headquarters, in Kapolei, Hawaii, or the Property. The Property was sold for an aggregate purchase price of $5.8 million, and resulted in a gain on the sale of approximately $550,000. We have relocated to a leased warehouse and to an office space in Honolulu, Hawaii.

In December 2008, we and UFA Renewable Energy Fund I, LLC, a Delaware limited liability company, or UFA, established and capitalized Hoku Solar Power I, LLC, a California limited liability company, or Power I. Under the terms of the Power I Operating Agreement by and between us and UFA, or the Operating Agreement, we assigned our power purchase agreements, or PPAs, to Power I, which was created to own and operate each system and which will sell the electricity generated by the PV systems to the Hawaii State Department of Transportation, or DOT, at predetermined contract rates.  Under the terms of the PPAs, Power I is permitted to install, maintain and operate each of the seven planned energy systems on DOT facilities over a term of 20 years, commencing on the date that a system becomes operational and energy is delivered to DOT.  As of March 31, 2009, installation of two PV systems on the island of Kauai have been completed and transferred to Power I.

In December 2008, we entered into a Development Services Agreement with Power I, or the Development Agreement, pursuant to which we agreed to construct, install, develop and commission the PV systems on behalf of Power I.  We also agreed to operate and maintain the systems pursuant to the terms and conditions of the Purchase and Sale and Operation and Maintenance Agreement entered into between us and Power I in December 2008. Each system will be transferred to Power I prior to the commencement of commercial operation. In December 2008, we completed the engineering, design and procurement phases for the projects and commenced system installation at two DOT project sites on the island of Kauai.  In March 2009, the two PV systems in Kauai have been completed and transferred to Power I.  As of April 30, 2009, installation of the remaining five PV systems was completed and the DOT has provided letters of system acceptances on each of the seven PV systems, acknowledging that various system requirements, including but not limited to: system completion, permit certification, and energy capacity, have been satisfied in accordance with the provisions of the PPA. As of May 2009 all of these PV systems are operational.

Hoku Fuel Cells
Under the name Hoku Fuel Cells, we operate our fuel cell business, which has designed, developed and manufactured membranes and membrane electrode assemblies, or MEAs, for proton exchange membrane, or PEM, fuel cells. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, none of our customers have commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and we have not sold any products commercially. In August 2007, we completed our most recent material fuel cell contract with the U.S. Navy.

We intend to selectively pursue patent applications in order to protect our technology, inventions and improvements related to our fuel cell products; however, we do not currently plan on actively pursuing any new contracts or committing material resources to further develop our fuel cell products.

Financial Operations Review

Revenue

During fiscal 2009, we derived all of our revenue through PV system installations and related services performed by Hoku Solar and the resale of solar inventory. We expect that all of our revenue will be derived through PV system installations and related services, the resale of inventory and the sale of electricity until the second half of calendar year 2009, when Hoku Materials is expected to generate revenue through the sale of polysilicon manufactured at our planned polysilicon production facility in Pocatello, Idaho.

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

Fiscal Year 2009 vs. Fiscal Year 2008

Revenue.   Revenue was $5.0 million for fiscal 2009 compared to $3.2 million for fiscal 2008. Revenue for fiscal 2009 was primarily comprised of PV system installations for Paradise Beverages, Inc., and Resco, Inc., and the resale of solar inventory.   Revenue for fiscal 2008 was comprised of PV system installations primarily from contracts with Paradise Beverages, Bank of Hawaii and Hardware Hawaii and fuel cell revenue from contracts with the U.S. Navy.

Cost of Revenue.   Cost of revenue was $3.7 million for fiscal 2009 compared to $2.3 million for fiscal 2008. The cost of revenue for fiscal 2009 related primarily to PV system installation contracts and related services compared to revenue primarily from PV system installation contracts and related services and from fuel cell contracts with the U.S Navy in fiscal 2008. Cost of revenue primarily consisted of employee compensation and supplies and materials.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $4.5 million for fiscal 2009 compared to $6.2 million for fiscal 2008. The decrease of $1.7 million was primarily due to the executive officers declining cash bonuses in accordance with the Fiscal Year 2009 Executive Incentive Compensation Plan compared to $1.3 million in cash bonuses provided in accordance with the Fiscal Year 2008 Executive Incentive Compensation Plan. In addition, there were decreases in professional fees consisting principally of legal, accounting, consulting and other service fees of $595,000, and  the recognition of losses in fiscal 2008 on the resale of solar cells and write-down of solar and fuel cell equipment of $286,000 and $103,000, respectively. Furthermore, there was a higher application of other direct and indirect charges to customer contracts in fiscal 2009, as compared to fiscal 2008, resulting in a decrease in selling, general and administrative expenses of $410,000.  The decrease was offset by increases in payroll, which includes stock compensation of $755,000, rent of $112,000, interest and bank loan expenses of $67,000 and marketing expenses of $56,000.

Research and Development Expenses.   Research and development expenses were $0 for fiscal 2009, compared to $86,000 for fiscal 2008. The decrease of $86,000 was primarily due to due to a shift in business strategy from fuel cells to solar.

Interest and Other Income.   Interest and other income was $284,000 for fiscal 2009, compared to interest and other income of $1.1 million for the same period in fiscal 2008. The decrease of $799,000 was due primarily to the losses related to our foreign currency (Euro) forward contracts of $862,000 and a reduction in interest income of $552,000. The decrease was offset by a net gain of $483,000 on the sale of property and equipment and other expensed items, including the sale of our fee simple interest in our real property and improvements, including our corporate headquarters and taxes of $166,000 primarily related to a reversal of State of Hawaii tax reserves.

Fiscal Year 2008 vs. Fiscal Year 2007

Revenue.   Revenue was $3.2 million for fiscal 2008, compared to $5.4 million for fiscal 2007. Revenue for fiscal 2008 was comprised of PV system installations primarily from contracts with Paradise Beverages, Bank of Hawaii and Hardware Hawaii and fuel cell revenue from contracts with the U.S. Navy, compared to fuel cell revenue primarily from contracts with the U.S. Navy and Nissan in fiscal 2007.

Cost of Revenue.   Cost of revenue was $2.3 million for fiscal 2008, compared to $3.2 million for fiscal 2007. The cost of revenue for fiscal 2008 related primarily to PV system installation contracts and related services and from fuel cell contracts with the U.S Navy compared to only fuel cell revenue primarily from contracts with the U.S. Navy and Nissan in fiscal 2007. Cost of revenue primarily consisted of employee compensation and supplies and materials.

Selling, General and Administrative Expenses.   Selling, general and administrative expenses were $6.2 million for fiscal 2008, compared to $4.5 million for fiscal 2007. The increase of $1.7 million was primarily due to a $940,000 increase in compensation to executive officers in accordance with the Fiscal Year 2008 Executive Incentive Compensation Plan, compared to the Fiscal Year 2007 Executive Incentive Compensation Plan.  In addition, there was a lower application of other direct and indirect charges to customer contracts in fiscal 2008 as compared to fiscal 2007, resulting in an increase in selling, general and administrative expenses of $401,000 and increases in professional fees of $390,000, payroll, which includes stock compensation, of $117,000, and travel expenses of $106,000.  Furthermore, we recognized expenses in fiscal 2008 related to the loss on the sale of solar cells of $286,000 and impairment of solar and fuel cell equipment of $103,000. The increase was off-set by an impairment to solar cells in fiscal 2007 of $379,000 and a reduction in insurance of $89,000, Hawaii use tax of $97,000 and utilities expenses of $57,000.

Research and Development Expenses.   Research and development expenses were $86,000 for fiscal 2008, compared to $1.8 million for fiscal 2007. The decrease of $1.7 million was primarily due to the write down of capital equipment and inventory used in our fuel cell business of $928,000 and $57,000, respectively, and by a decrease of $318,000 in employee compensation, primarily due to a reduction in force in Hoku Fuel Cells.  There was also a decrease of $150,000 in costs related to a redeployment of personnel, supplies and other costs, $128,000 in materials and services used for research and development and $80,000 in depreciation.

Interest and Other Income.   Interest and other income was $1.1 million for fiscal 2008 compared to interest and other income of $1.0 million for the same period in fiscal 2007. The increase of $44,000 was due primarily to a net gain of $177,000 on the sale of property and equipment and other expensed items, partially offset by a reduction in interest income of $153,000.

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

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of our assets and liabilities at the tax rates we expect to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. Our ultimate realization of deferred tax assets depends upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the best available objective evidence, it is more likely than not that our remaining net deferred tax assets will not be realized. Accordingly, we continue to provide a valuation allowance against our net deferred tax assets as of March 31, 2009.

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

As of March 31, 2009, total deferred tax assets of the Company were primarily comprised of net operating loss carryforwards of $2.5 million, fixed assets, depreciation and amortization of $195,000, Federal R&E tax credits of $424,000, and stock-based compensation of $358,000.  There were no deferred tax liabilities as of March 31, 2009.

During fiscal 2007, we qualified as a “Hawaii Qualified High Technology Business,” which provides certain tax credits to us for qualified research and experimentation, or R&E, costs. In fiscal 2007, we recorded Hawaii R&E refundable tax credits of approximately $275,000 and no such tax credits were qualified in fiscal years 2009 and 2008.

Analysis of Operating Revenue and Loss by Segment

Hoku Materials

We had no revenue from the sale of polysilicon during fiscal 2009 and do not expect to generate revenue until the second half of calendar year 2009.

Our operating losses of $2.6 million, $ 3.6 million and $1.2 million for fiscal 2009, 2008 and 2007, respectively, were primarily due to employee compensation which includes both payroll and stock-based compensation and professional fees.

Hoku Solar

In fiscal 2009, we recognized revenue from PV system installations and related services through contracts with Paradise Beverages, Inc., Resco, Inc., the resale of solar inventory and other commercial and residential customers.  In fiscal 2008, our PV system installation revenue was primarily from contracts with Paradise Beverages, Bank of Hawaii and Hardware Hawaii.

Our operating loss of $639,000, $ 2.1 million and $1.3 million for fiscal 2009, 2008 and 2007, respectively, were primarily due to employee compensation, which includes stock-based compensation.  In fiscal 2007, the loss was also due to a write-down of our inventory of $379,000.

Hoku Fuel Cells

All revenue since inception to August 2007 was generated through our fuel cell division.  In fiscal 2009, we recognized no fuel cell revenue.  In fiscal 2008, we recognized $1.3 million in fuel cell revenue through our contracts with the U.S. Navy, which were completed in August 2007.  In fiscal 2007, $5.4 million of revenue was primarily from the U.S. Navy and Nissan of $3.2 million and $2.0 million, respectively.

Our operating loss of $24,000 for fiscal 2009 was primarily due to legal fees.  Our operating profit of $245,000 for fiscal 2008 was primarily due to contract revenues with the U.S. Navy along with a reduction in operating expenses as we significantly scaled back our expenditures and investments in the fuel cell business.  Our operating loss of $1.7 million for fiscal 2007 was primarily due to the expenditures and investments in the fuel cell business as it was our only line of business.

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

The assumptions used in calculating the fair value of our stock options and restricted stock awards represent our management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, changes in these inputs and assumptions can materially affect the measure of the estimated fair value of our stock options and restricted stock awards. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options and shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Furthermore, this accounting estimate is reasonably likely to change from period to period as further stock options and restricted stock awards are granted and adjustments are made for stock option and restricted stock awards forfeitures and cancellations. In accordance with SFAS 123(R), we do not record any deferred stock-based compensation on our balance sheet for our stock options and restricted stock awards. We expect to incur an aggregate of $966,000 of future stock-based compensation expense and associated with unvested stock options and restricted stock awards outstanding as of March 31, 2009 through fiscal 2014 as set forth in the table below. We expect that some of the amounts noted below will be included as costs of delivering our products and services and as such, will be deferred and recognized as cost of revenue in conjunction with the recognition of revenue.

Fiscal Year Ending March 31,
2010	2011	2012	2013	2014	Total
(in thousands)
$ 539	$295	$88	$36	$8	$966

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepting accounting principles (GAAP) in the United States (the GAAP hierarchy).  The current GAAP hierarchy is based on the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, which is directed to the auditor rather than to the reporting entity.  SFAS 162 was issued because FASB believed that the GAAP hierarchy should reside in the accounting literature established by the FASB and be directed to the entity rather than to the auditor.  This standard is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  We do not expect the adoption of SFAS 162 to have a material impact on our consolidated financial statements.

Variability of Results

Although we have begun generating revenue from our PV installation business, in the near term, we have limited sources of revenue.  As of March 31, 2009, we have $2.5  million in PV system installation and/or related services under contract that we expect to complete in fiscal 2010.  In October 2008, we were selected by the Hawaii State Department of Transportation, or DOT, to design, engineer and install PV systems at airports across the state of Hawaii and entered into a series of power purchase agreements, or PPAs, with the DOT. Under the PPAs, the DOT will purchase up to an aggregate of 779 kilowatts of solar electricity to be generated by PV systems installed, owned and operated by us at a predetermined rate over a contract period of 20 years. During the first and second quarters of calendar year 2009, we installed the PV systems at multiple DOT properties including Lihue Airport on the island of Kauai, Kahului Airport on the island of Maui, and Kona International Airport at Keahole and Hilo International Airport, each on the island of Hawaii. Installations were completed in the second quarter of calendar year 2009. We also are in discussions with The James Campbell Company to plan and install the Kapolei Sustainable Energy Park, which would be capable of generating approximately 1.5 megawatts of PV power.  In addition, in May 2008, the Hawaii Public Utilities Commission approved the contract for Hawaiian Electric Company to purchase electricity generated by a PV system that we would install. We plan to install a 218 kilowatt PV system and sell the power generated by that system over a 20-year period to Hawaiian Electric Company. We continue to explore financing alternatives for this project.  While there is a possibility that we will generate revenue through these agreements, at this time, it is not guaranteed.

Our future operating results and cash flows will depend on many factors that impact Hoku Materials, Hoku Solar and Hoku Fuel Cells including the following:

•	the size and timing of customer orders, milestone achievement, product installation or delivery and customer acceptance, if required;

•	our success in obtaining pre-payments from customers for future shipments of polysilicon;

•	our ability to finance power purchase agreements for The James Campbell Company, Hawaiian Electric Company and other potential customers;

•	the condition of the state, national and global economies;

•	our success in maintaining and enhancing existing strategic relationships and developing new strategic relationships with potential customers;

•	actions taken by our competitors, including new product introductions and pricing changes;

•	the costs of maintaining our operations;

•	customer budget cycles and changes in these budget cycles;

•	external economic and industry conditions; and

•	our ability to protect our intellectual property.

As a result of these factors, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance.

Liquidity and Capital Resources

We have incurred significant net losses since inception and we have relied on our ability to fund our operations principally through both registered and unregistered offerings of our securities and prepayments on long-term polysilicon contracts. Even if we are successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and our existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), we will still need to seek additional financing to complete  our polysilicon production facility currently under construction. As of March 31, 2009, we had cash and cash equivalents on hand of $17.4 million and short term liabilities of $40.0 million. Consequently, there is substantial doubt that we will have sufficient cash to meet all of our obligations as they come due over the next twelve months.

Our ability to continue as a going concern depends on our ability to raise equity or debt capital, increase revenues and reduce expenses. We have already modified payment terms in purchase orders with more than twenty of our vendors to structure payment plans for amounts past due and to be invoiced in the future. Our management continues to evaluate a variety of alternatives to raise capital and manage our liquidity.  These alternatives include, without limitation:

•	debt financing, including financing that is guaranteed by a private third party;

•	one or more or equity offerings, including an offering of stock the Company previously registered with the Securities and Exchange Commission on Form S-3;

•	prepayments for product to be delivered under new long-term polysilicon supply contracts;

•	government funding from grants and/or loan guarantees;

•	further extending the construction schedule and payment plans with vendors; and/or

•	consummating a business transaction, which could result in a change of control.

The amount and timing of our future capital needs depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any revenues we are able to generate. Given our current business strategy, however, we will need to secure additional financing in order to execute our plans and continue our operations.

There are no assurances that we will be successful in executing any of the foregoing alternatives. If we are unable to raise capital and manage our liquidity, there is substantial doubt that we will be able to continue as a going concern through at least March 31, 2010. The inability to continue as a going concern could result in an orderly wind-down or other potential forms of restructuring.

We had net income for fiscal 2006; however, we incurred cumulative net losses since our inception through March 31, 2009. As of March 31, 2009, we had an accumulated deficit of $15.2 million. Hoku Materials does not currently generate any revenue and we do not anticipate revenue from Hoku Materials until the second half of calendar year 2009.  During fiscal 2009, our revenue was from PV system installations and related services primarily from Hoku Solar contracts with Paradise Beverages, Inc., and Resco, Inc., and resale of solar inventory.  At this time, we do not believe we will receive any meaningful revenue from Hoku Fuel Cell products and services in the foreseeable future.

The total actual cost of construction and equipment for our planned 4,000 metric ton per year polysilicon production facility is estimated to be $390 million. This estimate is based on our discussion with vendors, declining costs of materials and labor and ongoing adjustments of certain design elements; however, changes in costs, modifications in construction timelines and other factors could cause the actual cost to significantly exceed our estimate. Our six long-term supply customers have collectively committed to contribute $243.4 million towards these costs in the form of polysilicon supply prepayments, subject to the achievement of various milestones and repayment obligations under certain circumstances. As of May 15, 2009, we had collected $153.0 million of combined prepayments that were committed to us from these customers. As of March 31, 2009, we had contributed approximately $41 million to the construction cost of our polysilicon plant. Additionally, assuming the total cost of construction and equipment is $390 million, we believe we will need to raise an amount between $35 and $55 million to complete the construction of our 4,000 metric ton plant, depending on factors such as the timing and amount of contract prepayments and assuming we are able to secure additional prepayments from new polysilicon customers. If we are unable to secure additional long-term supply contracts and prepayments, the amount we will need to raise could be as much as $106 million.  If we are unable to secure additional long-term supply contracts and prepayments, if one or more of our polysilicon supply customers fail to meet their obligations to make timely prepayments and/or if the actual cost to complete the plant is more than $390 million, the amount we will need to raise could exceed $106 million We previously intended to finance the construction of our polysilicon production facility through project financing; however, as of May 2009, we believe we will need to raise additional capital through other means for the procurement and construction of our polysilicon manufacturing facility.  We continue to evaluate a variety of alternatives to finance the construction of our polysilicon production facility. These alternatives include one or more debt or equity offerings, government funding from grants, loan guarantees or other transactions, a consequence of which could include the sale or issuance of stock to third parties and a change of control. The result is that we expect our costs to increase significantly, which will result in further losses.

If we are unable to sign new polysilicon customers and raise additional financing through debt or equity, we believe that our cash, cash equivalent and short-term investment balances will not be sufficient to meet the anticipated capital expenditures and cash requirements for Hoku Solar and Hoku Materials through March 31, 2010.  The sale of additional equity and convertible debt instruments may result in additional dilution to our current stockholders and/or a change of control. If we do not have sufficient cash to meet all of our obligations as they come due, we will have to ask our vendors to forebear from enforcing one or more of their rights under their respective agreements.  There are no assurances that our vendors will agree to forebear or otherwise make any concessions under their respective agreement.

Net Cash Used In Operating Activities   Net cash used in operating activities was $5.1 million, $654,000 and $4.0 million in fiscal 2009, 2008 and 2007, respectively.  Net cash used in operating activities in fiscal 2009 increased by $4.5 million over fiscal 2008 as the Company incurred higher operating expenditures for inventory and costs of uncompleted contracts and increased payments to vendors and suppliers.  Net cash used in operating activities in fiscal 2008 decreased by $3.4 million over fiscal 2007 primarily reflecting decreases in accounts payable and accrued expenses of $2.9 million and lower inventory and costs of uncompleted contracts, compared to fiscal 2007. The net cash used in operating activities in fiscal 2007 primarily was a result of the net loss, purchase of inventory and the recognition of revenue which was deferred in prior years.

Net Cash Provided By (Used In) Investing Activities   Net cash used in investing activities was $128.6 million and $12.6 million in fiscal 2009 and 2008, respectively.  In fiscal 2007, net cash provided by investing activities was $4.4 million.  Net cash used in investing activities in fiscal 2009 was primarily due to the addition of property and equipment related to the construction of our planned polysilicon facility in Pocatello, Idaho, offset by the sale of our real property and improvements, including our corporate headquarters, in Kapolei, Hawaii, reduction of restricted cash due to the settlement of our  remaining purchase agreements for Euros with Bank of Hawaii prior to their original maturity dates and proceeds of short-term investments. Net cash provided by (used in) investing activities in fiscal 2008 and 2007 was primarily related to net proceeds of short-term investments and the addition of property and equipment related to the construction of our planned polysilicon facility in Pocatello, Idaho.

Net Cash Provided By Financing Activities. Net cash provided by financing activities was $123.3 million, $38.4 million and $2.0 million in fiscal 2009, 2008 and 2007, respectively. In fiscal 2009, net cash provided by financing activities is primarily due to deposits received related to long-term polysilicon contracts of $117 million.  In fiscal 2008, net proceeds were from our sale of common stock of $23 million and deposits received related to long-term polysilicon contracts of $15 million.  In fiscal 2007, net proceeds were from deposits received related to long-term polysilicon contracts of $2 million.

Contractual Obligations

The following table summarizes the contractual obligations that existed at March 31, 2009. The amounts in the table below do not include time and materials contracts and, incentive payments. In addition, the GEC Graeber Engineering Consultants GmbH, and MSA Apparatus Construction for Chemical Equipment Ltd. contract for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors is to be paid in Euros and the contractual obligation is determined based on the Euro/U.S. dollar exchange rate, which was $1.3308/Euro as of March 31, 2009.

	Payment due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Construction in progress	$18,941	$18,941	$—	$—	$—
Equipment purchases	109,888	106,498	3,390	—	—
Supply purchases	80,937	7,466	60,617	12,854	—
Leases	633	226	407	—	—
Deposits – Hoku Solar	158	158	—	—	—
Deposits – Hoku Materials	134,000	375	37,446	32,589	63,590

Total	$344,557	$133,664	$101,860	$45,443	$63,590

Over the next twelve months, we may have insufficient cash to meet all of our obligations as they come due. We have already modified payment terms in purchase orders with more than twenty of our vendors to structure payment plans for amounts past due and to be invoiced in the future. In the event we are unable to meet our obligations under payment plans and other agreements, we will have to ask our vendors to forebear from enforcing one or more of their rights under their respective agreements.  There are no assurances that any of our vendors will agree to forebear or otherwise make any concessions under their respective agreements.  If any of our vendors seek to enforce our obligations under these agreements that we are unable to perform, which could include asserting and/or foreclosing on materialman’s and laborer’s liens on the Pocatello facility, or taking other legal action, it could materially harm our business, financial condition and results of operations and we may be forced to delay, alter or abandon our planned business operations, which could have a material adverse effect on the Company’s ability to continue as a going concern.

Stone & Webster, Inc. In August 2007, we entered into an Engineering, Procurement and Construction Management Contract with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering, procurement, and construction management services for the construction of our polysilicon production plant, which was amended in October 2007 by Change Order No. 1, and again in April 2008 by Change Order No. 2, which are collectively the S&W Engineering Agreement. Under the S&W Engineering Agreement, S&W was to provide all engineering, procurement and construction management services necessary to complete the design and planning for construction of our polysilicon plant with production capacity, at that time, of 3,500 metric tons per year. S&W was to be paid on a time and materials basis plus a fee for its services and incentives if certain schedule and cost targets were met. The target cost for the services to be provided under the S&W Engineering Agreement was $50 million, plus up to $5.0 million of incentives that would be payable if certain cost and schedule milestones were achieved.

In February 2009, we and S&W agreed to Change Order Number 3 under the S&W Engineering Agreement, or S&W Change Order 3, to, among other things: (i) increase the rated polysilicon production capacity of our planned facility to up to 4,000 metric tons per year; (ii) eliminate construction management services from S&W’s scope of work; (iii) confirm the suspension of detailed engineering services for our planned TCS production plant; (iv) remove $5 million of incentives that may have been payable if certain cost and schedule milestones are achieved; and (v) allocate, based on specific dates, up to an aggregate of $1 million of liquidated damages that S&W would pay to us if engineering deliverables are not provided to us on or before such dates. S&W may not be required to pay liquidated damages if S&W fails to meet a deliverable date because we or our other contractors cause any delays, or request changes to the work that increase the time for completion, or if force majeure causes any delays.

The target cost for the services to be provided under the S&W Engineering Agreement, as modified by S&W Change Order 3, is unchanged at $50 million, and the $5.0 million of incentives that may have been payable were eliminated. Pursuant to the S&W Engineering Agreement, as modified by S&W Change Order 3, S&W does not guarantee that the target cost will be met, and we are obligated to pay for S&W's services regardless of whether this cost target is ultimately achieved. During fiscal 2009, we made payments to S&W of $28 million, and as of March 31, 2009, we had paid S&W an aggregate amount of $32 million.

JH Kelly LLC. In August 2007, we entered into a Cost Plus Incentive Contract with JH Kelly LLC, or JH Kelly, for construction services for the construction of our planned polysilicon production plant, which was amended in October 2007, by Change Order No. 1, and again in April 2008 by Change Order No. 2, which are collectively the JH Kelly Construction Agreement. Under the JH Kelly Construction Agreement, JH Kelly agreed to provide the construction services as our general contractor for the construction of our polysilicon plant with production capacity of, at that time, 3,500 metric tons per year. The target cost for the services to be provided under the JH Kelly Construction Agreement was $145 million, including up to $5.0 million of incentives that could be payable.

In March 2009, we and JH Kelly agreed to Change Order No. 3 under the JH Kelly Construction Agreement, or JH Kelly Change Order 3, to, among other things: (i) increase the rated polysilicon production capacity of our planned facility to up to 4,000 metric tons per year; (ii) confirm our planned schedule to include a reactor test demonstration in June 2009, the partial commercial operation of our plant in September 2009, and full commercial operation of our plant in March 2010; (iii) reallocate the $5 million of incentives that may be payable such that $3.5 million of the incentives may be payable if JH Kelly achieves the foregoing schedule milestones, $1 million of the incentives may be payable if JH Kelly’s actual costs are less than $145 million, and $500,000 may be payable if JH Kelly achieves certain safety goals during the construction of the plant. Any incentives that are earned would be paid after final completion of the plant.

Pursuant to the JH Kelly Construction Agreement, as modified by JH Kelly Change Order 3, JH Kelly does not guarantee that the cost or schedule targets will be met, and there can be no assurances that either such target will be met. Moreover, we are obligated to pay for JH Kelly's services regardless of whether these targets are ultimately achieved; however, JH Kelly is required to pay liquidated damages of up to $1 million for construction schedule delays that are directly caused by the fault of JH Kelly. During fiscal 2009, we made payments to JH Kelly of $41.2 million, and as of March 31, 2009, we had paid JH Kelly an aggregate amount of $45.5 million.

Dynamic Engineering Inc. In October 2007, we entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license, for the process to produce and purify trichlorosilane, or TCS. Under the agreement with Dynamic, or the Dynamic Agreement, Dynamic is obligated to design and engineer a TCS production facility that is capable of producing 20,000 metric tons of TCS for our planned 4,000 metric tons per year polysilicon production plant. The Dynamic process is to be integrated by S&W into the overall polysilicon production facility, and will be constructed by JH Kelly. Under the Dynamic Agreement, Dynamic's engineering services are provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that we may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the completed facility, and has agreed to indemnify us for any third-party claims of intellectual property infringement.  During fiscal 2009, we made payments to Dynamic of $3.6 million, and as of March 31, 2009, we had paid Dynamic an aggregate amount of $4.8 million.

GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd.   We entered into a contract with GEC Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase and sale of 16 hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, we will pay up to a total of 20.9 million Euros for the reactors. The reactors are designed and engineered to produce approximately 2,000 metric tons of polysilicon per year. The term of the contract extends until the end of the first month after the expiration date of the warranty period, but may be terminated earlier under certain circumstances. During fiscal 2009, we made payments to GEC and MSA of 8.9 Euros or $13.5 million and, as of March 31, 2009, we had paid GEC and MSA an aggregate amount of 15.2 Euros or $22.3 million.

In January 2009, we received the first shipment of six Siemens-process reactors at our facility in Pocatello, Idaho, and all of these polysilicon reactors have been assembled and put into place on our production floor. The reactors are the first units to arrive in Pocatello out of a planned total order of 28. The next shipment of 10 polysilicon reactors and related equipment is scheduled to arrive at our facility no later than the third quarter of 2009.

We are in discussions with GEC to purchase additional 12 reactors necessary for our planned annual capacity of 4,000 metric tons of polysilicon.  The cost of these additional reactors is not expected to be greater than 20.9 million Euros.

Idaho Power Company. In December 2007, we entered into an agreement with Idaho Power Company, or Idaho Power, to complete the construction of the electric substation to provide power for our planned polysilicon production plant, or the Idaho Power Agreement. We are obligated to pay Idaho Power an aggregate of $14.8 million for the completion of the substation and associated facilities. Under the terms of the Idaho Power Agreement, the substation and associated facilities were scheduled to be completed on or before February 2009. The Idaho Power Agreement provided that Idaho Power could invoice us additional amounts for temporary power to enable the start-up and operation of the planned polysilicon production plant prior to February 2009.

In September 2008, we amended and restated the Idaho Power Agreement by entering into an Amended and Restated Agreement for Construction of the Hoku Electric Substation and Associated Facilities, or the Amended Idaho Power Agreement. Under the Amended Idaho Power Agreement, Idaho Power agreed to construct an electric substation and associated transmission facilities with an increased capacity beyond what was provided for in the original Idaho Power Agreement. Idaho Power estimates that the costs of construction under the Amended Idaho Power Agreement will increase to $16.5 million. The Amended Idaho Power Agreement also provides that upon completion of construction, there will be a true-up of actual construction costs, so that either we will be refunded any monies we have paid to Idaho Power over and above the actual costs of construction, or we will pay Idaho Power any additional construction costs beyond the original amount. Idaho Power will use commercially reasonable efforts to provide us with transmission services for specified wattages by May 2009, and July 2009, and to complete construction of the expanded electric substation and associated transmission facilities by August 2009.  Pursuant to the Amended Idaho Power Agreement, during fiscal 2009, we made payments to Idaho Power of $12.9 million, and as of March 31, 2009, we had paid Idaho Power Company an aggregate amount of $17.5 million, which is $1 million more than Idaho Power’s estimate under the Amended Idaho Power Agreement.

In September 2008, we also entered into an Electric Service Agreement with Idaho Power for the supply of electric power and energy to us for use in our polysilicon facility, subject to the approval of Idaho’s Public Utilities Commission, or the ESA. The term of the ESA is four years, beginning in June 2009. During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to us at certain fixed rates, which are subject to change only by action of the Idaho Public Utilities Commission. After the initial term of the ESA expires, either we or Idaho Power may terminate the ESA without prejudice. If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to us at the same fixed rates.

In May 2009, we reached an agreement, or the Letter Agreement, with Idaho Power to amend certain provisions of the ESA, which amendment, or the ESA Amendment, would be filed with, and is conditioned, and effective, only upon approval by the Idaho Public Utilities Commission, or PUC.  The ESA Amendment, if approved by the PUC, would extend by six months the date when we are obligated to begin purchasing prescribed amounts of electricity from Idaho Power, from June 1, 2009 to December 1, 2009.  The ESA Amendment also would provide for (a) electricity to be provided to us by Idaho Power at the current tariff rate through November 30, 2009, (b) a commitment by us to take no more than 5 megawatts, or MW, of electric power through July 2009, 10 MW during August 2009 and 25 MW from September through November 2009, (c) a reduction in the levels of electric power to be provided under the ESA to 43 MW during the period of June 16, 2012 through August 15, 2012, and to 67 MW during the period of August 16, 2009 to September 15, 2009, and (d) certain charges, referred to as the Schedule 91 Energy Efficiency Rider, that would be added to a portion of the electricity demand charges set forth in the ESA, beginning on December 1, 2011.  The Schedule 91 Energy Efficiency Rider is to recover costs incurred by Idaho Power associated with providing energy efficiency services and programs to its customers.

AEG Power Solutions USA Inc. (formerly known as Saft Power Systems USA, Inc.). In March 2008, we entered into an agreement with AEG Power Solutions USA Inc., or AEG, formerly known as Saft Power Systems USA, Inc., or the AEG Agreement, for the purchase and sale of thyroboxes, earth fault detection systems, and related technical documentation and services, or the Deliverables. Under the AEG Agreement, AEG was obligated to manufacture and deliver the Deliverables, which are used as the power supplies for the polysilicon deposition reactors to be used in our planned polysilicon production plant.  The total fees payable to AEG for all Deliverables under the AEG Agreement was approximately $13 million, which was payable in installments, the first of which was made in April 2008.

In May 2009, we entered into an Amendment to the AEG Agreement, or the AEG Amendment.  Under the AEG Amendment, the total fees to be paid to AEG remain approximately $13 million, including approximately $1.2 million that was previously paid, and the payment and delivery schedule was restructured such that we are obligated to make payments of $500,000 on or before June 3, 2009, $500,000 on or before June 29, 2009, $615,000 on or before July 31, 2009 and $2,100,000 on or before August 31, 2009, related to certain Deliverables that AEG is obligated to ship in August 2009.  After such shipment has occurred, we are obligated to make payments of $800,000 on or before September 30, 2009, $813,995 on or before October 30, 2009, $906,795 on or before November 30, 2009 and $1,686,682 on or before December 21, 2009, related to the remaining Deliverables which AEG is obligated to ship in October and December 2009.  During fiscal 2009, we made payments to AEG of $5.2 million, and as of March 31, 2009, we had paid AEG an aggregate amount of $5.2 million.

Polymet Alloys, Inc. In November 2008, we entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to us for use in our planned polysilicon production facility in Pocatello, Idaho. The term of the agreement was three years, commencing in January 2009. Each year during the term of the agreement, Polymet agreed to sell to us, and we agreed to purchase from Polymet, specified volumes of silicon metal that meet certain purity and size specifications. The volume was fixed during each of the three years; provided that the parties could agree to increase the volume. Pricing was fixed during calendar year 2009, and the aggregate net value of the silicon metal products to be purchased by us under the agreement in calendar year 2009 was approximately $6.5 million. In May, 2009, we entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  Under the Amended Polymet Agreement, we revised the date of our first shipment from calendar year 2009 to calendar year 2010, and reduced our purchase commitment to no less than 65% of our annual silicon metal requirement.  Pricing is to be negotiated for each year of the agreement; however, if the parties are unable to agree on pricing for any year, or we have agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom we may seek to purchase silicon metal.  Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of March 31, 2009, we have not made any payments to Polymet.

PVA Tepla Danmark. In April 2008, we entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for our planned 4,000 metric tons per year polysilicon production plant. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to our end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total fees payable to PVA is approximately $6 million, which is payable in four installments, the first of which was made in August 2008. We expect to receive the deliverables under our contract with PVA in the third quarter of calendar year 2009. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.  During fiscal 2009, we made payments to PVA of $1.9 million, and as of March 31, 2009, we had paid PVA an aggregate amount of $1.9 million.

BHS Acquisitions, LLC. In November 2008, we entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, to us for use in our planned polysilicon production facility in Pocatello, Idaho. The term of the agreement is eight years beginning on the date on which the first shipment of product is delivered. Each year during the term of the agreement, BHS has agreed to sell to us, and we have agreed to purchase from BHS, specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are scheduled to begin no later than January 2010, and the aggregate net value of the HCl to be purchased by us under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of March 31, 2009, we have not made any payments to BHS.

See Item 1, Our Solar Business, Current Customers

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

We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts. Furthermore, assuming the total cost of construction and equipment is $390 million, that all of our existing polysilicon customers make timely prepayments in full and that we are able to secure additional prepayments from new polysilicon customers, we believe we will need to raise an amount between $35 and $55 million to complete the construction of our 4,000 metric ton plant. If we are unable to secure additional long-term supply contracts and prepayments, assuming the cost to construct and equip the plant is $390 million and that all of our existing customers make their prepayments when due, the amount we will need to raise could be as much as $106 million. If we are unable to secure additional long-term supply contracts and prepayments, if one or more of our polysilicon supply customers fail to meet their obligations to make timely prepayments and/or if the actual cost to complete the plant is more than $390 million, the amount we will need to raise could exceed $106 million.  We previously intended to finance the construction of our polysilicon production facility through project financing; however, as of May 2009, we believe we will need to raise additional capital through other means for the procurement and construction of our polysilicon manufacturing facility. We continue to evaluate a variety of alternatives to finance the construction of our polysilicon production facility. These alternatives include one or more debt or equity offerings, government funding from grants, loan guarantees or other transactions, a consequence of which could include the sale or issuance of stock to third parties and a change of control.  If we are unable to sign new polysilicon customers and raise additional financing through debt or equity, we believe that our cash, cash equivalent and short-term investment balances will not be sufficient to meet the anticipated capital expenditures and cash requirements for Hoku Solar and Hoku Materials through at least March 31, 2010. The sale of additional equity and convertible debt instruments may result in additional dilution to our current stockholders and/or a change of control. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization and manufacturing activities, which could harm our business.  Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1.A. “Risk Factors” and the section above entitled “Forward-Looking Statements.”

Related Party Transactions

For a description of our related party transactions, see Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, auction instruments, corporate and government bonds and certificates of deposit. These investments are generally short-term in nature and highly liquid.  As of March 31, 2009, we did not maintain any short-term investments.  Our cash and cash equivalents as of March 31, 2009 were $17.4 million.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of internal controls over financial reporting as of March 31, 2009.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on our assessment we determined that, as of March 31, 2009, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, has independently assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. Ernst & Young LLP has issued an attestation report concurring with management’s assessment, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hoku Scientific, Inc.

We have audited Hoku Scientific, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hoku Scientific, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hoku Scientific, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hoku Scientific, Inc. and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2009 and our report dated June 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Honolulu, Hawaii

June 12, 2009

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Identification of Directors

Reference is made to the information regarding directors under the heading “Proposal No. 1 - Election of Directors” to be included in our 2009 Proxy Statement, which information is hereby incorporated by reference.

Identification of Executive Officers

Reference is made to the information regarding executive officers under the heading “Executive Officers of the Registrant” in Part I, Item 1. “Business” of this Annual Report on Form 10-K, which information is hereby incorporated by reference.

Identification of Audit Committee and Financial Expert

Reference is made to the information regarding directors under the heading “Report of the Audit Committee of the Board of Directors” and “Information about the Board of Directors and Corporate Governance” to be included in our 2009 Proxy Statement, which information is hereby incorporated by reference.

Material Changes to Procedures for Recommending Directors

Reference is made to the information regarding directors under the heading “Proposal No. 1 - Election of Directors” to be included in our 2009 Proxy Statement, which information is hereby incorporated by reference.

Compliance with Section 16(a) of the Exchange Act

Reference is made to the information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” to be included in our 2009 Proxy Statement, which information is hereby incorporated by reference.

Code of Ethics

Reference is made to the information under the heading “Code of Business Conduct and Ethics” to be included in our 2009 Proxy Statement, which information is hereby incorporated by reference. The full text of our “Code of Business Conduct and Ethics” is published on our Internet website under the “Company Information” page at www.hokucorp.com.

Item 11.	Executive Compensation

Reference is made to the information under the heading “Compensation Discussion and Analysis” to be included in our 2009 Proxy Statement, which information is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

Reference is made to the information under the heading “Security Ownership of Certain Beneficial Owners and Management” to be included in our 2009 Proxy Statement, which information is hereby incorporated by reference.

Equity Compensation Plan Information

Reference is made to the information under the heading “Equity Compensation Plan Information” to be included in our 2009 Proxy Statement, which information is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Reference is made to the information under the heading “Certain Relationships and Related Transactions” to be included in our 2009 Proxy Statement, which information is hereby incorporated by reference.

Item 14.	Principal Accountant Fees and Services

Reference is made to the information under the heading “Proposal No. 2 – Ratification of Independent Registered Public Accounting Firm” in our 2009 Proxy Statement, which information is hereby incorporated by reference.

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

Date: June 15, 2009

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

Signature	Title	Date

/s/ DUSTIN M. SHINDO Dustin M. Shindo	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	June 15, 2009

/s/ DARRYL S. NAKAMOTO Darryl S. Nakamoto	Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)	June 15, 2009

/s/ KARL M. TAFT III Karl M. Taft III	Chief Technology Officer and Director	June 15, 2009

/s/ KARL E. STAHLKOPF Karl E. Stahlkopf	Director	June 15, 2009

/s/ KENTON T. ELDRIDGE Kenton T. Eldridge	Director	June 15, 2009

/s/ DEAN K. HIRATA Dean K. Hirata	Director	June 15, 2009

HOKU SCIENTIFIC, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hoku Scientific, Inc.

We have audited the accompanying consolidated balance sheets of Hoku Scientific, Inc. and subsidiaries, or the Company, as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended March 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hoku Scientific, Inc. and subsidiaries at March 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 1, the Company has incurred recurring operating losses and has a working capital deficiency.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 13. The 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hoku Scientific, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Honolulu, Hawaii
June 12, 2009

 HOKU SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,
	2009	2008
Assets
Cash and cash equivalents	$17,383	$27,768
Short-term investments	--	1,992
Accounts receivable	420	113
Inventory	1,549	803
Costs of uncompleted contracts	108	54
Equipment held for sale	--	29
Other current assets	226	3,787

Total current assets	19,686	34,546
Property, plant and equipment, net	204,525	33,563

Total assets	$224,211	$68,109

Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses	38,191	3,258
Deferred revenue	784	36
Deposits – Hoku Materials	375	4,000
Deposits – Hoku Solar	158	--
Other current liabilities	446	1,820

Total current liabilities	39,954	9,114
Long-term debt (Deposits – Hoku Materials)	133,625	13,000

Total liabilities	173,579	22,114

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued and outstanding as of March 31, 2009 and 2008.	--	--
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 21,092,079 and 19,786,420 shares as of March 31, 2009 and 2008, respectively.	21	20
Additional paid-in capital	65,780	58,182
Accumulated deficit	(15,169)	(12,207)

Total stockholders’ equity	50,632	45,995

Total liabilities and stockholders’ equity	$224,211	$68,109

See accompanying notes to financial statements.

 HOKU SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Fiscal Year Ended March 31,
	2009	2008	2007
Statements of Operations Data:
Service and license revenue	$4,390	$3,229	$5,368
Product revenue	567	-	-
Total revenue	4,957	3,229	5,368
Cost of service and license revenue(1)	3,240	2,312	3,173
Cost of product revenue	465	-	-
Total cost of revenue	3,705	2,312	3,173
Gross margin	1,252	917	2,195
Operating expenses:
Selling, general and administrative(1)	4,548	6,207	4,487
Research and development(1)	--	86	1,774
Total operating expenses	4,548	6,293	6,261
Loss from operations	(3,296)	(5,376)	(4,066)
Interest and other income	284	1,083	1,039
Loss before noncontrolling interest and income tax benefit	(3,012)	(4,293)	(3,027)
Noncontrolling interest	50
Income tax benefit	-	-	275
Net loss	$(2,962)	$(4,293)	$(2,752)
Basic net loss per share	$(0.15)	$(0.26)	$(0.17)
Diluted net loss per share	$(0.15)	$(0.26)	$(0.17)
Shares used in computing basic net loss per share	20,325,433	16,656,000	16,449,537
Shares used in computing diluted net loss per share	20,325,433	16,656,000	16,449,537
__________________________
(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$14	$42	$126
Selling, general and administrative	1,202	954	593
Research and development	--	72	501

See accompanying notes to financial statements.

 HOKU SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Comprehensive Income (Loss)
Balances as of March 31, 2006	16,432,655	$16	$32,555	$(5,162)	$(17)	$27,392	$1,374

Net loss	—	—	—	(2,752)	—	(2,752)	$(2,752)
Stock-based compensation	19,109	—	828	—	—	828	—
Unrealized gain or loss on available-for-sale securities	—	—	—	—	12	12	12
Exercise of common stock options	52,167	1	13	—	—	14	—

Balances as of March 31, 2007	16,503,931	$17	$33,396	$(7,914)	$(5)	$25,494	$(2,740)

Net loss	—	—	—	(4,293)	—	(4,293)	$(4,293)
Stock-based compensation	—	—	620	—	—	620	—
Unrealized gain or loss on available-for-sale securities	—	—	—	—	5	5	5
Exercise of common stock warrants and options	112,165	—	92	—	—	92	—
Grants of stock awards	276,805	—	739	—	—	739	—
Private investment in public equity proceeds	2,893,519	3	24,997	—	—	25,000	—
Private investment in public equity costs			(1,662)			(1,662)
Balances as of March 31, 2008	19,786,420	$20	$58,182	$(12,207)	$—	$45,995	$(4,288)

Net Loss	—	—	—	(2,962)	—	(2,962)	(2,962)
Stock-based compensation	—	—	1,077	—	—	1,077
Exercise of common stock options	61,710	—	76	—	—	76
Grants of stock awards	83,233	—	203	—	—	203
Proceeds related to shelf registration	1,160,716	1	6,727	—	—	6,728
Costs related to shelf registration	—	—	(516)	—	—	(516)
Private investment in public equity costs	—	—	31	—	—	31
Balances as of March 31, 2009	21,092,079	$21	$65,780	$(15,169)	$—	$50,632	$(2,962)

See accompanying notes to financial statements.

 HOKU SCIENTIFIC, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(2,962)	$(4,293)	$(2,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	66	143	221
Impairment of production and research equipment, inventory and equipment held for sale	3	103	1,364
Stock-based compensation	1,216	1,068	828
Loss on sale of inventory	—	285	—
Loss (gain) on sale of property and equipment	(550)	47	—
Changes in operating assets and liabilities:
Accounts receivable	(307)	264	(127)
Costs of uncompleted contracts	(54)	664	1,391
Inventory	(746)	1,297	(2,638)
Equipment held for sale	26	(58)	—
Other current assets	986	(3,250)	41
Other assets	—	803	(802)
Accounts payable and accrued expenses	(2,349)	2,895	158
Deferred revenue	748	(954)	(2,999)
Deposits- Hoku Solar	158	—	—
Other current liabilities	(1,374)	332	1,281

Net cash used in operating activities	(5,139)	(654)	(4,034)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	112,055	57,702	7,295
Purchases of short-term investments	(110,063)	(42,300)	(2,150)
Decrease in restricted cash	2,575
Acquisition of property and equipment	(138,600)	(28,039)	(724)
Disposition of property and equipment	5,468	62	—

Net cash provided by (used in) investing activities	(128,565)	(12,575)	4,421

Cash flows from financing activities:
Proceeds from shelf registration stock sales	6,728	—	—
Costs from shelf registration and related stock sales	(485)	—	—
Proceeds from private investment in public equity		25,000	—
Private investment in public equity costs		(1,662)	—
Exercise of common stock options	76	92	14
Proceeds from long-term debt (deposits - Hoku Materials)	117,000	15,000	2,000

Net cash provided by financing activities	123,319	38,430	2,014

Net increase (decrease) in cash and cash equivalents	(10,385)	25,201	2,401
Cash and cash equivalents at beginning of year	27,768	2,567	166

Cash and cash equivalents at end of year	$17,383	$27,768	$2,567

Supplemental disclosure of non-cash investing activities:
Acquisition of property and equipment	$37,282	$2,934	$248

See accompanying notes to financial statements.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies and Practices

(a)	Description of Business

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

The Company has incurred operating losses in recent years and as of March 31, 2009 has a working capital deficiency. The losses, in part, have occured as the Company has redirected its efforts to focus on the development of its polysilicon and solar businesses. The Company's current operating plan anticipates raising cash over the next year through a combination of debt and/or equity financing and polysilicon customer prepayments to enable the continued construction of the Company’s planned polysilicon production facility in Pocatello, Idaho. There have been delays in securing adequate financing, and should these delays continue, the Company may need to implement cost and expense reduction measures and other programs to generate cash that are not currently planned, but which would be responsive to the Company's liquidity requirements. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and this does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Refer to Note 13 for further discussion of management’s plans and efforts related to the Company’s ability to continue as a going concern.

(c)	Principles of Consolidation

The consolidated financial statements include the accounts of Hoku Scientific, Inc. and all wholly-owned subsidiaries, after elimination of significant intercompany amounts and transactions and Hoku Solar Power I LLC as discussed in Note 10.

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

Cost of uncompleted contracts represents services performed and/or materials used towards completing customer contracts.   Based on the Company’s revenue recognition policy, these services and/or materials cannot be recognized as contract costs, and are deferred until the related revenue can be recognized. As of March 31, 2009 and 2008, cost of uncompleted contracts was $108,000 and $54,000, respectively, related to PV system installation contracts.

(h)	Concentration of Credit Risk

Significant customers represent those customers that account for more than 10% of the Company’s total revenue or accounts receivable. Revenue and revenue as a percentage of total revenue and accounts receivable and accounts receivable as a percentage of total accounts receivable for significant customers were as follows:

	Revenue
	Fiscal Year Ended March 31,
	2009		2008		2007
Customer	$	%	$	%	$	%
	(dollars in thousands)
Paradise Beverages	3,094	62	987	31	$—	—
Resco, Inc.	655	13	—	—	—	—
U.S. Navy – Naval Air Warfare Center Weapons Division	—	—	1,337	41	3,205	60
Hardware Hawaii	—	—	385	12	—	—
Nissan	—	—	—	—	1,988	37

	Accounts Receivable
	March 31,
	2009		2008
Customer	$	%	$	%
	(dollars in thousands)
Namalu LLC	323	77	—	—
D.R. Horton	71	17	26	23
Hardware Hawaii	—	—	38	33
General Growth Properties	—	—	18	16
Residential Installations	—	—	24	21

(i)	Cash and Cash Equivalents

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

The Company’s short-term investments as of March 31, 2008 consisted of $1,992,000 of commercial paper in which fair value equaled amortized cost.  All investments matured in fiscal 2009 and no investments were outstanding as of March 31, 2009.

(k)	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company had no allowance for doubtful accounts as of March 31, 2009 and 2008 and did not record bad debt expense in the periods presented.

When necessary, allowances for doubtful accounts represent the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  As of March 31, 2009, there were no balances over 90 days past due.

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

(o)	Net Loss per Share

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

The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the denominator used in the computation of basic and diluted net loss per share:

	Fiscal Year Ended March 31,
	2009	2008	2007
	(in thousands, except share and per share data)
Numerator:
Net income (loss)	$(2,962)	$(4,293)	$(2,752)
Denominator:
Weighted average shares of common stock (basic)	20,325,433	16,656,000	16,449,537
Effect of Dilutive Securities
Add:
Weighted average convertible preferred shares	—	—	—
Weighted average stock options and warrants	—	—	—

Weighted average shares of common stock (diluted)	20,325,433	16,656,000	16,449,537

Basic net income (loss) per share	$(0.15)	$(0.26)	$(0.17)

Diluted net income (loss) per share	$(0.15)	$(0.26)	$(0.17)

Due to the Company’s net losses in the fiscal years ended March 31, 2009, 2008 and 2007, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share. Potential dilutive securities included options to purchase 162,318, 239,218 and 240,724 shares of common stock as of March 31, 2009, 2008 and 2007, respectively.

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

(q)	Advertising and Marketing Expenses

The Company expenses advertising and marketing expenditures as they are incurred.  For the fiscal years ending March 31, 2009, 2008 and 2007, advertising and marketing expenses were $59,000, $3,000 and 10,000, respectively.

(r)	Guarantees and Indemnifications

In November 2002, the FASB issued FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires that, upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligations it assumes under that guarantee.

The Company has entered into PV system installation contracts which warrants the installation against defects in workmanship, generally for a period of one year from the date of installation.  There were no accruals for or expenses related to the warranties for any period presented.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in that capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime. The Company has also entered into additional indemnification agreements with its officers and directors in connection with the initial public offering. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2009 and 2008.

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

(s)	Recently Issued Standards

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of SFAS No. 115, or SFAS 159. This new standard permits companies to voluntarily choose to measure many financial instruments and certain other items at fair value that are currently not required to be measured at fair value. This standard is effective for fiscal years beginning after November 15, 2007.  The Company adopted SFAS 159 on April 1, 2008, but did not elect to measure any items at fair value that are currently not required to be measured at fair value.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, or SFAS 162.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepting accounting principles (GAAP) in the United States (the GAAP hierarchy).  The current GAAP hierarchy is based on the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, which is directed to the auditor rather than to the reporting entity.  SFAS 162 was issued because FASB believed that the GAAP hierarchy should reside in the accounting literature established by the FASB and be directed to the entity rather than to the auditor.  This standard is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not expect the adoption of SFAS 162 to have a material impact on our consolidated financial statements.

(t)	Reclassification

Certain prior period amounts have been reclassified to conform to current period classifications.

(2)	Fair Value of Assets and Liabilities

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

   Level 2 –   Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

   Level 3 –   Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumption.

As of March 31, 2009, the Company held the following assets that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents	$16,743	$16,743	$—	$—
Total assets measured at fair value	$16,743	$16,743	$—	$—

(3)	Property, Plant and Equipment

As of March 31, 2009 and 2008, property, plant and equipment consisted of the following:

	March 31,
	2009	2008
	(in thousands)
Building	$—	$3,830
Land	—	1,366
Construction in progress- Idaho plant and equipment	199,338	28,515
Construction in progress- Hoku Solar Power I, LLC	5,096
Production equipment	108	108
Office equipment and furniture	115	87
Automobile	98	98

	204,755	34,004
Less accumulated depreciation and amortization	(230)	(441)

Property, plant and equipment, net	$204,525	$33,563

In March 2007, the Company entered into a 99-year ground lease with the City of Pocatello for approximately 67 acres of land in Pocatello, Idaho. The annual rent for the ground lease is fixed at one dollar per year until the expiration of the lease on December 31, 2106.

In addition to this 67-acre lease, the Company and the City of Pocatello have signed a separate agreement granting the Company an option to lease an additional 450 acres of land owned by the City of Pocatello, which the Company could use for any future expansion. The terms of any future lease will be subject to good faith negotiations between the City of Pocatello and the Company.

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

In December 2008, the Company sold its real property and improvements, including our corporate headquarters, in Kapolei, Hawaii, or the Property. The Property was sold for an aggregate purchase price of $5.8 million, and resulted in a gain on the sale of approximately $550,000.

During fiscal 2009, we granted security interests to each of Shanghai Alex New Energy Co., Ltd., Tianwei New Energy (Chengdu) Wafer Co., Ltd., Jiangxi Jinko Solar Co., Ltd., and Wealthy Rise International, Ltd.(Solargiga), in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligation to repay the remaining amount of each customer’s respective prepayments made as of the date of any termination and that has not been applied to the purchase price of polysilicon delivered under the respective contract should the respective customer elect to terminate the contract under certain circumstances. Such security interest is subordinated to any third-party debt secured to finance construction of the polysilicon production facility and pari passu with security interests granted to each of our other long-term polysilicon supply customers. The security interest will continue until all prepayments have been credited against the shipment of product, and only with respect to the amount of prepayment that has not been so credited.

As of March 31, 2009 and 2008, the Company had no physical assets located outside of the United States.

Over the next twelve months, the Company may have insufficient cash to meet all of its obligations as they come due. The Company has already modified payment terms in purchase orders with more than twenty of its vendors to structure payment plans for amounts past due and to be invoiced in the future. In the event the Company is unable to meet its obligations under payment plans and other agreements, the Company may request that its vendors forebear from enforcing one or more of their rights under their respective agreements. There are no assurances that any of the Company’s vendors will agree to forebear or otherwise make any concessions under their respective agreements. If any of the Company’s vendors seek to enforce the Company’s obligations under these agreements that it is unable to perform, which could include asserting and/or foreclosing on materialman’s and laborer’s liens on the Pocatello facility, or taking other legal action, it could materially harm the Company’s business, financial condition and results of operations and the Company may be forced to delay, alter or abandon its planned business operations, which could have a material adverse effect on the Company’s ability to continue as a going concern.

(4)	Long-term Debt (Deposits- Hoku Materials)

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

As of March 31, 2009 and 2008, the Company had $134 million and $17 million, respectively, related to prepayments received under the various polysilicon supply agreements.  The prepaid amounts that are expected to be applied to future product deliveries after March 31, 2010 have been reflected in the consolidated balance sheets as long-term debt (deposits- Hoku Materials) in the consolidated balance sheets.

Under the terms of the various long-term polysilicon supply agreements with the Company’s customers, the Company is generally required to refund these prepayments, in each case, if the customer terminates the respective supply agreement under certain circumstances, which generally include, but are not limited to, bankruptcy, failure to commence shipments of polysilicon by specified dates, repeated failure to deliver a specified quality of product, and/or failure to meet other milestones.  As discussed in Note 3, the Company has granted security interests to each of its customers in all of the Company’s tangible and intangible assets related to its polysilicon business to serve as collateral for the Company’s obligation to repay the remaining amount of each of its customer’s respective prepayments made as of the date of any termination that has not been applied to the purchase price of polysilicon previously delivered under the respective contract.

The following is a summary of prepayments received as of March 31, 2009:

Prepayment
Customer	(in thousands)
Suntech	$2,000
Solarfun	37,000
Tianwei	62,000
Jinko	18,000
Alex	15,000
$134,000

Based on existing terms of the various long-term polysilicon supply agreements as of March 31, 2009, the $134 million of customer prepayments would be credited against future product delivers in the fiscal years ending March 31, 2010 through 2014 and thereafter as follows:

Application of
Customer Deposit
Fiscal Year Ending	(in thousands)
2010	$375
2011	14,591
2012	22,855
2013	22,556
2014	22,256
Thereafter	51,367
$134,000

(5)	Income Taxes

There was no income tax provision or benefit in fiscal years 2008 and 2009.  The components of the Company’s income tax benefit for the fiscal year ended March 31, 2007 were as follows:

	Current	Deferred	Total
	(in thousands)
Fiscal Year Ended March 31, 2007
Federal	$—	$—	$—
State	275	—	275

Total income tax benefit	$275	$—	$275

There were no payments for federal and state income taxes for the years ended March 31, 2009, 2008 and 2007.

A reconciliation of the U.S. statutory tax rate to the effective tax rate for the years ended March 31, 2009, 2008 and 2007 is as follows:

	Fiscal Year Ended March 31,
	2009	2008	2007
	(in thousands)
Expected tax benefit	$1,008	$1,460	$1,029
State tax benefit, net of federal benefit	118	172	121
Non-deductible stock-based compensation	(123)	(353)	(137)
R&E expenses	-	-	(265)
Change in valuation allowance	(1,043)	(1,297)	(773)
State R&E tax credit	-	-	275
Federal R&E tax credit	-	-	12
Other	40	18	13

Income tax benefit	$-	$-	$275

During the fiscal year ended March 31, 2007, the Company qualified as a “Hawaii Qualified High Technology Business,” which provides potential tax credits to its investors as well as certain tax credits to the Company for qualified research and experimentation (R&E) costs. The Company recorded Hawaii R&E refundable tax credits of approximately $275,000 during the fiscal year ended March 31, 2007, and did not qualify for such tax credits for the fiscal years ended March 31, 2008 and March 31, 2009.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. A summary of the tax effects of the temporary differences is as follows:

	March 31,
	2009	2008
	(in thousands)
Deferred tax assets:
Federal R&E tax credits	$424	$336
Stock-based compensation	358	256
Fixed assets	195	431
Joint venture activity	41	-
Net operating loss carryforwards	2,527	1,479
Total deferred tax assets	3,545	2,502
Less valuation allowance for deferred tax assets	(3,545)	(2,502)
Net deferred tax assets	-	-
Deferred tax liabilities	-	-
Net deferred taxes	$—	$—

The Company’s ultimate realization of deferred tax assets depends upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company has continued to provide a valuation allowance against its net deferred tax assets as of March 31, 2009.

The valuation allowance for deferred tax assets increased by approximately $1.0 million for the fiscal year ended March 31, 2009 and increased by approximately $1.3 million for fiscal year ended March 31, 2008.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 on April 1, 2007. The adoption of this interpretation did not have a material impact on the Company’s consolidated financial statements.  The Company has not identified any material unrecognized tax benefits as of March 31, 2009.  Any interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments will be recorded as components of income tax expense.

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

As of March 31, 2009, the Company had net operating loss, or NOL, carryforwards of approximately $7.9 million and $7.8 million for federal and state tax purposes, respectively. If not utilized, the federal carryforwards will begin to expire in the fiscal year ending March 31, 2027. The Company’s utilization of these NOL carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in the Company’s ownership structure. These annual limitations may result in the expiration of NOL carryforwards prior to utilization.

The Company has approximately $424,000 of Federal R&E tax credits as of March 31, 2009, which, if not utilized, will begin to expire in the fiscal year ending March 31, 2023.

(6)	Stockholders’ Equity

(a)	Reincorporation

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

As of March 31, 2009, the Company is authorized to issue 5,000,000 and 100,000,000 shares of preferred and common stock, respectively, each with a par value of $0.001.

In February 2008, the Company issued 2,893,519 shares of its common stock pursuant to a Securities Purchase Agreement, by and among the Company and certain institutional investors, and a wholly owned subsidiary of Suntech Power Holdings Co., Ltd.  The wholly owned subsidiary of Suntech Power Holdings Co., Ltd acquired 2,314,815 of the Company’s common stock.  The Company received aggregate gross proceeds of approximately $25 million from the sale of the common stock which it used to fund the construction of its polysilicon plant.

In June 2008, the Company sold registered shares of its common stock pursuant to the Equity Distribution Agreement, or the EDA, with UBS Securities LLC, or UBS, in which we had raised gross aggregate proceeds of $6.9 million, less broker fees, commissions, and expenses, from the public offer and sale of an aggregate of 1,160,716 shares of common stock.

The Company has reserved the shares of common stock for future issuance at March 31, 2009 and 2008 as follows:

	March 31,
	2009	2008
Stock options and awards outstanding	505,445	564,491
Stock options and awards available for future grants	1,038,171	970,737

	1,543,616	1,535,228

(c)	Stock Options and Awards

As of April 1, 2007, the Company had authorized 1,866,666 shares of common stock for issuance under the Company’s 2002 Stock Plan, 2005 Equity Incentive Plan, 2005 Non-Employee Directors Stock Option Plan and Calendar Year 2005 Executive Incentive Compensation Plan. The Company authorized additional shares of common stock for issuance under the 2005 Non-Employee Directors Stock Option Plan and Calendar Year 2005 Executive Incentive Compensation Plan by 153,331 on June 24 2008 and by 211,822 on July 10, 2007, increasing the total authorized shares of common stock for issuance to 2,231,819.  Stock options issued generally vest at the rate of 1/5th on the first anniversary of the vesting commencement date and an additional 1/60th of the shares each month thereafter. The options also typically have a ten-year contractual term. Stock awards that are unrestricted are generally fully-vested stock awards when issued. Restricted stock awards grant the holder voting rights on the date of issuance and generally vest over 3-5 years with a $0 exercise price.

The following table summarizes stock option and award activity for fiscal years ended March 31, 2007 through 2009:

	Options Outstanding
	Options and Awards Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances as of March 31, 2006	1,240,789	542,864	$1.02
Authorized	—	—
Granted	(275,432)	275,432	$2.82
Exercised	—	(52,167)	$0.26
Cancelled	97,748	(97,748)	$1.80
Stock awards granted	(19,109)	—

Balances as of March 31, 2007	1,043,996	668,381	$1.71
Authorized	211,822	—
Granted	(19,998)	19,998	$10.39
Exercised	—	(112,165)	$0.82
Cancelled	11,723	(11,723)	$1.24
Restricted stock awards granted	(210,100)	—
Stock awards granted	(66,706)	—

Balances as of March 31, 2008	970,737	564,491	$2.20
Authorized	153,331	—
Granted	(19,998)	19,998	$5.55
Exercised	—	(61,710)	$1.23
Cancelled	17,334	(17,334)	$3.78
Restricted stock awards granted	(89,150)	—
Restricted stock awards cancelled	12,280	—
Stock awards granted	(6,363)	—
Balances as of March 31, 2009	1,038,171	505,445	$2.40

The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2009, 2008 and 2007 was $5.55, $10.39 and $2.40, respectively. The total intrinsic value of options exercised during the fiscal years ended March 31, 2009, 2008 and 2007 was $296,000, $892,000 and $153,000, respectively. As of March 31, 2009, there was $966,000 of total unrecognized compensation cost related to nonvested stock-based compensation under the 2002 Stock Plan and 2005 Equity Incentive Plan combined; that cost is expected to be recognized over the respective vesting period.

To date, cancelled shares are a result of forfeitures rather than the expiration of options.

The following table summarizes options outstanding and exercisable as of March 31, 2009:

Options Outstanding and Exercisable
(dollars in thousands except for share data)
Price Range	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.075	74,166
$0.15-0.375	81,502
$0.525	29,433
$2.60	190,000
$2.75-3.93	42,332
$4.50	46,666
$5.55	19,998
$5.68	1,000
$9.81	350
$10.39	19,998

	505,445	6.52	$2.40	$76

The following table summarizes options vested and exercisable as of March 31, 2009:

Options Vested and Exercisable
(dollars in thousands except for share data)
Price Range	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.075	74,166
$0.15-0.375	70,720
$0.525	17,432
$2.60	39,999
$2.75-3.93	25,160
$4.50	46,666
$5.68	416
$9.81	233

	274,792	5.72	$1.58	$268

The following table summarizes the number of stock options and restricted stock shares remaining to be vested as of March 31, 2009 and 2008 and changes during the fiscal years ended March 31, 2009 and 2008:

	Number of Shares	Weighted Average Grant Date Fair Value
March 31, 2007	423,565	$3.25
Outstanding	423,565	$3.25
Granted	230,098	$5.20
Vested	(206,730)	$5.14
Cancelled	(11,723)	$1.24

March 31, 2008	435,210	$4.16
Outstanding	435,210	$4.16
Granted	109,148	$7.28
Vested	(198,723)	$4.34
Cancelled	(29,614)	$2.21

March 31, 2009	316,021	$4.70

Stock-based awards were measured at the grant date fair value of the equity instruments issued using the Black-Scholes option pricing model. The fair value of stock options granted is charged to expense over the requisite period. The fair value of options vested was $862,000, $626,000 and $708,000 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

Cash received from option exercises for the years ended March 31, 2009, 2008 and 2007 was $76,000, $92,000 and $14,000, respectively. There were no tax benefits realized for the tax deductions from the exercise of stock options and issuance of stock awards for the fiscal years ended March 31, 2009, 2008 and 2007.

(d)	Stock-based Compensation

Stock Options   The Company granted options to purchase 19,998 shares, 19,998 shares,  and 275,432 shares of common stock during the fiscal years ended March 31, 2009, 2008 and 2007, respectively, under the Company’s 2005 Equity Incentive Plan. The Company recorded stock-based compensation expense of $585,000, $578,000 and $1.2 million during the fiscal years ended March 31, 2009, 2008 and 2007, respectively. The stock-based compensation expense excludes $14,000 and $29,000 which was capitalized to cost of uncompleted contracts and construction in progress, respectively, during fiscal year ended March 31, 2009. The stock-based compensation expense excludes $13,000 and $30,000 which was capitalized to cost of uncompleted contracts and construction in progress, respectively, during fiscal year ended March 31, 2008.  The stock-based compensation expense excludes $39,000 and $127,000 which was capitalized to cost of uncompleted contracts and construction in progress, respectively, during fiscal year ended March 31, 2007.

 The fair value of the stock options granted is calculated using the Black-Scholes option pricing model as allowed by Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, or SFAS 123(R). The assumptions used to estimate fair value included:

	Fiscal Year Ended March 31,
	2009	2008	2007
Risk-free interest rate	1.71% -3.23%	4.20%	4.74% - 5.10%
Dividend yield	None	None	None
Expected volatility	100%	100%	100%
Expected life (in years)	2.0 - 6.5	6.5	6.5 - 7.5

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

Stock-based compensation expense is recognized on a straight-line basis as the stock options vest. The expected forfeiture rate was 15%, 30% and 35% for fiscal years 2009, 2008 and 2007, respectively.  The expected forfeiture rates are applied against stock-based compensation expense, based on the Company’s historical experience. The Company recognized additional charges of approximately $206,000 and a credit of approximately $76,000 related to stock option expense for the difference in actual forfeitures and the expected forfeiture rate used in fiscal years 2009 and 2008, respectively.

Stock Awards.

During the fiscal year ended March 31, 2009, the Company granted 89,150 restricted shares of common stock. The Company recorded stock-based compensation expense of $134,000 related to the restricted stock awards granted during fiscal year ended March 31, 2009, which excluded $35,000 which was capitalized to construction in progress. During the fiscal year ended March 31, 2008, the Company granted 210,100 restricted shares of common stock, which includes 200,000 shares of restricted stock awarded to the Chief Executive Officer under the Fiscal Year 2008 Executive Incentive Compensation Plan. The Company recorded stock-based compensation expense of $438,000 and $447,000, respectively, in fiscal years 2009 and 2008 related to the restricted stock awards granted during fiscal year ended March 31, 2008. During the fiscal year ended March 31, 2007 no restricted stock awards were granted.

During fiscal years ended March 31, 2009, 2008 and 2007, the Company granted 6,363, 66,706 and 19,109 fully-vested common stock awards, respectively.  The fully-vested stock awards were granted to our directors in fiscal year 2009, in accordance with the 2005 Equity Incentive Plan, and to executive officers in fiscal year 2008, in accordance with the 2007 Executive Incentive Compensation Plan.  Although the fully-vested stock awards related to the 2007 Executive Incentive Compensation Plan were granted in fiscal 2008, the Company accrued the expense in fiscal 2007. In fiscal 2009, the Company recorded stock-based compensation for all fully-vested stock awards of $45,000. In fiscal 2007, the Company recorded stock-based compensation for all fully-vested stock awards of $840,000 which excludes $122,000 which was capitalized to construction in progress. There was no stock-based compensation recorded in fiscal 2008 related to fully-vested stock awards.

(7) Interest and Other Income

During fiscal 2009, interest and other income was primarily due to the $660,000 related to the net gain on the sale of assets and other expensed items, including the sale of the Company’s fee simple interest in its real property and improvements, including the Company’s corporate headquarters and the reversal of State of Hawaii tax reserves of $172,000 and interest income of $323,000, offset by losses in foreign currency exchange valuations and the settlement of the forward exchange contracts in the aggregate of $862,000. During fiscal 2008, interest and other income was primarily due to interest income of $875,000 and a net gain on the sale of assets and other expensed items of $177,000.  In fiscal 2007, other income was primarily due to interest income of $1.0 million.

 (8) Leases

As of March 31, 2009, the Company had lease obligations on its corporate and warehouse facilities, expiring in fiscal 2012.  Minimum annual lease payments on these facilities are $226,000, $242,000 and $165,000 for fiscal 2010 through fiscal 2012, respectively.

 (9) Commitments, Contingencies and Purchase Obligations

Stone & Webster, Inc. In August 2007, the Company entered into an Engineering, Procurement and Construction Management Contract with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering, procurement, and construction management services for the construction of the Company’s polysilicon production plant, which was amended in October 2007 by Change Order No. 1, and again in April 2008 by Change Order No. 2, which are collectively the S&W Engineering Agreement. Under the S&W Engineering Agreement, S&W was to provide all engineering, procurement and construction management services necessary to complete the design and planning for construction of the Company’s polysilicon plant with production capacity, at that time, of 3,500 metric tons per year. S&W was to be paid on a time and materials basis plus a fee for its services and incentives if certain schedule and cost targets were met. The target cost for the services to be provided under the S&W Engineering Agreement was $50 million, plus up to $5.0 million of incentives that would be payable if certain cost and schedule milestones were achieved.

In February 2009, the Company and S&W agreed to Change Order Number 3 under the S&W Engineering Agreement, or S&W Change Order 3, to, among other things: (i) increase the rated polysilicon production capacity of the Company’s planned facility to up to 4,000 metric tons per year; (ii) eliminate construction management services from S&W’s scope of work; (iii) confirm the suspension of detailed engineering services for the Company’s planned TCS production plant; (iv) remove $5 million of incentives that may have been payable if certain cost and schedule milestones are achieved; and (v) allocate, based on specific dates, up to an aggregate of $1 million of liquidated damages that S&W would pay to the Company if engineering deliverables are not provided to it on or before such dates. S&W may not be required to pay liquidated damages if S&W fails to meet a deliverable date because the Company or its other contractors cause any delays, or request changes to the work that increase the time for completion, or if force majeure causes any delays.

The target cost for the services to be provided under the S&W Engineering Agreement, as modified by S&W Change Order 3, is unchanged at $50 million, and the $5.0 million of incentives that may have been payable were eliminated. Pursuant to the S&W Engineering Agreement, as modified by S&W Change Order 3, S&W does not guarantee that the target cost will be met, and the Company is obligated to pay for S&W's services regardless of whether this cost target is ultimately achieved. During fiscal 2009, the Company made payments to S&W of $28 million, and as of March 31, 2009, the Company had paid S&W an aggregate amount of $32 million.

JH Kelly LLC. In August 2007, the Company entered into a Cost Plus Incentive Contract with JH Kelly LLC, or JH Kelly, for construction services for the construction of the Company’s planned polysilicon production plant, which was amended in October 2007, by Change Order No. 1, and again in April 2008 by Change Order No. 2, which are collectively the JH Kelly Construction Agreement. Under the JH Kelly Construction Agreement, JH Kelly agreed to provide the construction services as the Company’s general contractor for the construction of the Company’s polysilicon plant with production capacity of, at that time, 3,500 metric tons per year. The target cost for the services to be provided under the JH Kelly Construction Agreement was $145 million, including up to $5.0 million of incentives that could be payable.

In March 2009, the Company and JH Kelly agreed to Change Order No. 3 under the JH Kelly Construction Agreement, or JH Kelly Change Order 3, to, among other things: (i) increase the rated polysilicon production capacity of the Company’s planned facility to up to 4,000 metric tons per year; (ii) confirm the Company’s planned schedule to include a reactor test demonstration in June 2009, the partial commercial operation of the Company’s plant in September 2009, and full commercial operation of the Company’s plant in March 2010; (iii) reallocate the $5 million of incentives that may be payable such that $3.5 million of the incentives may be payable if JH Kelly achieves the foregoing schedule milestones, $1 million of the incentives may be payable if JH Kelly’s actual costs are less than $145 million, and $500,000 may be payable if JH Kelly achieves certain safety goals during the construction of the plant. Any incentives that are earned would be paid after final completion of the plant.

Pursuant to the JH Kelly Construction Agreement, as modified by JH Kelly Change Order 3, JH Kelly does not guarantee that the cost or schedule targets will be met, and there can be no assurances that either such target will be met. Moreover, the Company is obligated to pay for JH Kelly's services regardless of whether these targets are ultimately achieved; however, JH Kelly is required to pay liquidated damages of up to $1 million for construction schedule delays that are directly caused by the fault of JH Kelly. During fiscal 2009, the Company made payments to JH Kelly of $41.2 million, and as of March 31, 2009, the Company had paid JH Kelly an aggregate amount of $45.5 million.

Dynamic Engineering Inc. In October 2007, the Company entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license, for the process to produce and purify trichlorosilane, or TCS. Under the agreement with Dynamic, or the Dynamic Agreement, Dynamic is obligated to design and engineer a TCS production facility that is capable of producing 20,000 metric tons of TCS for the Company’s planned 4,000 metric tons per year polysilicon production plant. The Dynamic process is to be integrated by S&W into the overall polysilicon production facility, and will be constructed by JH Kelly. Under the Dynamic Agreement, Dynamic's engineering services are provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that the Company may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the completed facility, and has agreed to indemnify the Company for any third-party claims of intellectual property infringement.  During fiscal 2009, the Company made payments to Dynamic of $3.6 million, and as of March 31, 2009, the Company had paid Dynamic an aggregate amount of $4.8 million.

GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd.   The Company entered into a contract with GEC Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase and sale of 16 hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, the Company will pay up to a total of 20.9 million Euros for the reactors. The reactors are designed and engineered to produce approximately 2,000 metric tons of polysilicon per year. The term of the contract extends until the end of the first month after the expiration date of the warranty period, but may be terminated earlier under certain circumstances. During fiscal 2009, the Company made payments to GEC and MSA of 8.9 Euros or $13.5 million and, as of March 31, 2009, the Company had paid GEC and MSA an aggregate amount of 15.2 Euros or $22.3 million.

In January 2009, the Company received the first shipment of six Siemens-process reactors at its facility in Pocatello, Idaho, and all of these polysilicon reactors have been assembled and put into place on the production floor. The reactors are the first units to arrive in Pocatello out of a planned total order of 28. The next shipment of 10 polysilicon reactors and related equipment is scheduled to arrive at the Company’s facility no later than the third quarter of 2009.

The Company is in discussions with GEC to purchase additional 12 reactors necessary for the Company’s planned annual capacity of 4,000 metric tons of polysilicon.  The cost of these additional reactors is not expected to be greater than 20.9 million Euros.

Idaho Power Company. In December 2007, the Company entered into an agreement with Idaho Power Company, or Idaho Power, to complete the construction of the electric substation to provide power for the Company’s planned polysilicon production plant, or the Idaho Power Agreement. The Company is obligated to pay Idaho Power an aggregate of $14.8 million for the completion of the substation and associated facilities. Under the terms of the Idaho Power Agreement, the substation and associated facilities were scheduled to be completed on or before February 2009. The Idaho Power Agreement provided that Idaho Power could invoice the Company additional amounts for temporary power to enable the start-up and operation of the planned polysilicon production plant prior to February 2009.

In September 2008, the Company amended and restated the Idaho Power Agreement by entering into an Amended and Restated Agreement for Construction of the Hoku Electric Substation and Associated Facilities, or the Amended Idaho Power Agreement. Under the Amended Idaho Power Agreement, Idaho Power agreed to construct an electric substation and associated transmission facilities with an increased capacity beyond what was provided for in the original Idaho Power Agreement. Idaho Power estimates that the costs of construction under the Amended Idaho Power Agreement will increase to $16.5 million. The Amended Idaho Power Agreement also provides that upon completion of construction, there will be a true-up of actual construction costs, so that either the Company will be refunded any monies the Company has paid to Idaho Power over and above the actual costs of construction, or the Company will pay Idaho Power any additional construction costs beyond the original amount. Idaho Power will use commercially reasonable efforts to provide the Company with transmission services for specified wattages by May 2009, and July 2009, and to complete construction of the expanded electric substation and associated transmission facilities by August 2009.  Pursuant to the Amended Idaho Power Agreement, during fiscal 2009, the Company made payments to Idaho Power of $12.9 million, and as of March 31, 2009, the Company has paid Idaho Power Company an aggregate amount of $17.5 million, which is $1 million more than Idaho Power’s estimate under the Amended Idaho Power Agreement.

In September 2008, the Company also entered into an Electric Service Agreement with Idaho Power for the supply of electric power and energy to the Company for use in its polysilicon facility, subject to the approval of Idaho’s Public Utilities Commission, or the ESA. The term of the ESA is four years, beginning in June 2009. During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to the Company at certain fixed rates, which are subject to change only by action of the Idaho Public Utilities Commission. After the initial term of the ESA expires, either the Company or Idaho Power may terminate the ESA without prejudice. If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to the Company at the same fixed rates.

In May 2009, the Company reached an agreement, or the Letter Agreement, with Idaho Power to amend certain provisions of the ESA, which amendment, or the ESA Amendment, would be filed with, and is conditioned, and effective, only upon approval by the Idaho Public Utilities Commission, or PUC.  The ESA Amendment, if approved by the PUC, would extend by six months the date when the Company is obligated to begin purchasing prescribed amounts of electricity from Idaho Power, from June 1, 2009 to December 1, 2009.  The ESA Amendment also would provide for (a) electricity to be provided to us by Idaho Power at the current tariff rate through November 30, 2009, (b) a commitment by the Company to take no more than 5 megawatts, or MW, of electric power through July 2009, 10 MW during August 2009 and 25 MW from September through November 2009, (c) a reduction in the levels of electric power to be provided under the ESA to 43 MW during the period of June 16, 2012 through August 15, 2012, and to 67 MW during the period of August 16, 2009 to September 15, 2009, and (d) certain charges, referred to as the Schedule 91 Energy Efficiency Rider, that would be added to a portion of the electricity demand charges set forth in the ESA, beginning on December 1, 2011.  The Schedule 91 Energy Efficiency Rider is to recover costs incurred by Idaho Power associated with providing energy efficiency services and programs to its customers.

AEG Power Solutions USA Inc. (formerly known as Saft Power Systems USA, Inc.). In March 2008, the Company entered into an agreement with AEG Power Solutions USA Inc., or AEG, formerly known as Saft Power Systems USA, Inc., or the AEG Agreement, for the purchase and sale of thyroboxes, earth fault detection systems, and related technical documentation and services, or the Deliverables. Under the AEG Agreement, AEG was obligated to manufacture and deliver the Deliverables, which are used as the power supplies for the polysilicon deposition reactors to be used in the Company’s planned polysilicon production plant.  The total fees payable to AEG for all Deliverables under the AEG Agreement was approximately $13 million, which was payable in installments, the first of which was made in April 2008.

In May 2009, the Company entered into an Amendment to the AEG Agreement, or the AEG Amendment.  Under the AEG Amendment, the total fees to be paid to AEG remain approximately $13 million, including approximately $1.2 million that was previously paid, and the payment and delivery schedule was restructured such that the Company is obligated to make payments of $500,000 on or before June 3, 2009, $500,000 on or before June 29, 2009, $615,000 on or before July 31, 2009 and $2,100,000 on or before August 31, 2009, related to certain Deliverables that AEG is obligated to ship in August 2009.  After such shipment has occurred, the Company is obligated to make payments of $800,000 on or before September 30, 2009, $813,995 on or before October 30, 2009, $906,795 on or before November 30, 2009 and $1,686,682 on or before December 21, 2009, related to the remaining Deliverables which AEG is obligated to ship in October and December 2009.  During fiscal 2009, the Company made payments to AEG of $5.2 million, and as of March 31, 2009, the Company had paid AEG an aggregate amount of $5.2 million.

Polymet Alloys, Inc. In November 2008, the Company entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to the Company for use in the Company’s planned polysilicon production facility in Pocatello, Idaho. The term of the agreement was three years, commencing in January 2009. Each year during the term of the agreement, Polymet agreed to sell to the Company, and the Company agreed to purchase from Polymet, specified volumes of silicon metal that meet certain purity and size specifications. The volume was fixed during each of the three years; provided that the parties could agree to increase the volume. Pricing was fixed during calendar year 2009, and the aggregate net value of the silicon metal products to be purchased by the Company under the agreement in calendar year 2009 was approximately $6.5 million. In May, 2009, the Company entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  Under the Amended Polymet Agreement, the Company revised the date of the Company’s first shipment from calendar year 2009 to calendar year 2010, and reduced the Company’s purchase commitment to no less than 65% of the Company’s annual silicon metal requirement.  Pricing is to be negotiated for each year of the agreement; however, if the parties are unable to agree on pricing for any year, or the Company has agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom the Company may seek to purchase silicon metal.  Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of March 31, 2009, the Company has not made any payments to Polymet.

PVA Tepla Danmark. In April 2008, the Company entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for the Company’s planned 4,000 metric tons per year polysilicon production plant. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to the Company’s end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total fees payable to PVA is approximately $6 million, which is payable in four installments, the first of which was made in August 2008. The Company expects to receive the deliverables under the Company’s contract with PVA in the third quarter of calendar year 2009. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.  During fiscal 2009, the Company made payments to PVA of $1.9 million, and as of March 31, 2009, the Company had paid PVA an aggregate amount of $1.9 million.

BHS Acquisitions, LLC. In November 2008, the Company entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, to us for use in the Company’s planned polysilicon production facility in Pocatello, Idaho. The term of the agreement is eight years beginning on the date on which the first shipment of product is delivered. Each year during the term of the agreement, BHS has agreed to sell to the Company, and the Company has agreed to purchase from BHS, specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are scheduled to begin no later than January 2010, and the aggregate net value of the HCl to be purchased by the Company under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of March 31, 2009, the Company has not made any payments to BHS.

(10) Hoku Solar Power I LLC

In December 2008, the Company and UFA Renewable Energy Fund I, LLC, a Delaware limited liability company, or UFA established and capitalized Hoku Solar Power I, LLC, a California limited liability company, or Power I. Under the terms of the Power I Operating Agreement by and between the Company and UFA, or the Operating Agreement, the Company assigned its power purchase agreements, or PPAs, to Power I, which was created to own and operate each system and which will sell the electricity generated by the PV systems to the Hawaii State Department of Transportation, or DOT, at predetermined contract rates.  Under the terms of the PPAs, Power I is permitted to install, maintain and operate each of the seven planned energy systems on DOT facilities over a term of 20 years, commencing on the date that the system is operational for energy to be delivered to DOT.  As of March 31, 2009, installation of two PV systems on the island of Kauai have been completed and transferred to Power I.  The Company is currently evaluating whether certain provisions of the PPAs require that the energy systems be accounted for as leased equipment in accordance with EITF 01-8-Determining Whether an Arrangement Contains a Lease.

In connection with the Operating Agreement, the Company also entered into a Guaranty by and among Power I, UFA, Firstar Development LLC, a Delaware limited liability company and the Company, or the Guaranty, whereby the Company has guaranteed certain obligations set forth in the Operating Agreement. The terms of the Operating Agreement and Guaranty provide for specific limitations on the losses that may be realized by UFA.  In addition to other limitations described above, the Company is required to fund any excess development costs and any operating deficits of Power I.  Also, UFA’s expected residual return from Power I is capped pursuant to the Operating Agreement. The Company has evaluated certain provisions of the Operating Agreement and the related accounting treatment in accordance with FIN46R- Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements as it concerns the consolidation of certain entities in which (a) the equity investment at risk does not provide its holders with the characteristics of a controlling financial interest or (b) the equity investments at risk is not sufficient for the entity to finance its activities without additional subordinated financial support. For such entities, a controlling financial interest cannot be identified based upon voting equity interests. FIN 46R refers to such entities as variable interest entities, or VIEs and requires consolidation of a VIE by its primary beneficiary. The primary beneficiary is the entity, if any, that will absorb a majority of the VIE’s expected losses, receive a majority of its expected residual returns, or both, as a result of holding variable interests.  The Company has determined that Power I is a VIE and that certain provisions of the Operating Agreement deem it to be the primary beneficiary of Power I.  Consequently, in accordance with FIN 46R, the financial and operating results of Power I are consolidated with the Company’s financials as of March 31, 2009.

In December 2008, the Company and Power I entered into a Development Services Agreement, or the Development Agreement, pursuant to which the Company agreed to construct, install, develop and commission the PV systems on behalf of Power I.  The Company also agreed to operate and maintain the systems pursuant to the terms and conditions of the Purchase and Sale and Operation and Maintenance Agreement entered into between the Company and Power I in December 2008. Each system will be transferred to Power I prior to the commencement of commercial operation. In December 2008, the Company completed the engineering, design and procurement phases for the projects and commenced system installation at two DOT project sites on the island of Kauai.  In March 2009, the two PV systems in Kauai have been completed and transferred to Power I.  As of April 30, 2009, installation of the remaining five PV systems was completed and the DOT has  provided letters of system acceptances on each of the seven PV systems, acknowledging that various system requirements, including but not limited to: system completion, permit certification,  and energy capacity, have been satisfied in accordance with the provisions of the PPA.  As of May 2009 all of these PV systems are operational.  As of March 31, 2009, no revenues have been recognized from the operations of Power I, and approximately $111,000 of start-up costs have been incurred.

(11)	Operating Segments

Operating segments are components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is made up of the Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and the Chief Operating Officer.  The chief operating decision-making group manages the profitability, cash flows, and assets of each segment’s various product or service lines and businesses.  The Company has three operating business units in two industries: Fuel Cell and Solar. The Fuel Cell industry is comprised of the fuel cell segment.  The Solar industry is comprised of the PV system installation business unit (Hoku Solar) and polysilicon production business unit (Hoku Materials).  A description of the products for each business unit is described in Note 1 of the Consolidated Financial Statements.

	2009	2008	2007
For the fiscal year
Revenue:
Hoku Fuel Cells	$—	$1,337	$5,368
Hoku Solar	4,957	1,892	—
Hoku Materials	—	—	—

Total consolidated revenue:	$4,957	$3,229	$5,368

The reconciliation of segment operating results to the Company’s consolidated totals was as follows for the following fiscal years ended March 31:

	2009	2008	2007
Income (loss) from operations:
Hoku Fuel Cells	$(24)	$245	$(1,651)
Hoku Solar	(639)	(2,060)	(1,256)
Hoku Materials	(2,633)	(3,561)	(1,159)

Total consolidated loss from operations:	$(3,296)	$(5,376)	$(4,066)

The reconciliation of segment operating results to the Company’s consolidated totals was as follows:

	Fiscal Year Ended March 31,
	2009	2008	2007
Consolidated loss from operations	$(3,296)	$(5,376)	$(4,066)
Interest and other income	284	1,083	1,039

Loss before noncontrolling interest and income tax benefit	(3,012)	(4,293)	(3,027)
Noncontrolling interest	50
Income tax benefit	—	—	275

Net loss	$(2,962)	$(4,293)	$(2,752)

The Company allocates its assets to its business units based on the primary business units benefiting from the assets.  Unallocated assets are composed primarily of cash and cash equivalents and short-term investments.

	2009	2008
For the fiscal year
Identifiable assets:
Hoku Fuel Cells	$--	$140
Hoku Solar	9,738	2,037
Hoku Materials	199,473	29,522
Unallocated assets	15,000	36,410

	$224,211	$68,109

Capital additions:
Hoku Fuel Cells	$--	$--
Hoku Solar	5,097	50
Hoku Materials	170,850	27,989

	$175,947	$28,039

Depreciation and amortization:
Hoku Fuel Cells	$--	$9
Hoku Solar	54	125
Hoku Materials	12	9

	$66	$143

(12)	Unaudited Quarterly Financial Data

	Quarters Ended
	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
	(amounts in thousands, except per share data)
Service, license and product revenue	$112	$767	$1,870	$2,208
Gross profit	19	175	374	684
Net income (loss)	(904)	(863)	(1,373)	178
Basic net income (loss) per share	(0.04)	(0.04)	(0.07)	.01
Diluted net income (loss) per share	(0.04)	(0.04)	(0.07)	.01

	March 31, 2008	December 31, 2007	September 30, 2007	June 30, 2007
Service, license and product revenue	$621	$1,271	$239	$1,098
Gross profit	67	466	44	340
Net loss	(2,098)	(538)	(1,004)	(653)
Basic net loss per share	(0.12)	(0.03)	(0.06)	(0.04)
Diluted net loss per share	(0.12)	(0.03)	(0.06)	(0.04)

Quarterly and year-to-date computations of per share amounts are made independently, therefore they may differ when comparing annual per share amounts to aggregated quarterly per share amounts.

(13)	Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations principally through both registered and unregistered offerings of its securities and prepayments on its long-term polysilicon contracts. Even if the Company is successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and its existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), the Company will still need to seek additional financing to complete  its polysilicon production facility currently under construction. As of March 31, 2009, the Company had cash and cash equivalents on hand of $17.4 million and short term liabilities of $40.0 million. Consequently, there is substantial doubt that the Company will have sufficient cash to meet all of its obligations as they come due through at least March 31, 2010. The Company does not expect to generate significant revenue until it successfully commences the manufacture and shipment of polysilicon and begins meeting the obligations under the Company’s supply contracts. Furthermore, assuming the total cost of construction and equipment is $390 million, that all of the Company’s existing polysilicon customers make timely prepayments in full and that the Company is able to secure additional prepayments from new polysilicon customers, the Company believes that it will need to raise an amount between $35 and $55 million to complete the construction of the Company’s 4,000 metric ton plant. If the Company is unable to secure additional long-term supply contracts and prepayments, assuming the cost to construct and equip the plant does not exceed $390 million and that all of the Company’s existing customers make their prepayments when due, the amount the Company will need to raise could be as much as $106 million. If the Company is unable to secure additional long-term supply contracts and prepayments, if one or more of the Company’s polysilicon supply customers fail to meet their obligations to make timely prepayments and/or if the actual cost to complete the plant is more than $390 million, the amount the Company will need to raise could exceed $106 million.  The Company previously intended to finance the construction of its polysilicon production facility through project financing; however, as of May 2009, the Company believes it will need to raise additional capital through other means for the procurement and construction of the Company’s polysilicon manufacturing facility.

The Company’s ability to continue as a going concern depends on its ability to raise debt or equity financing , increase revenues and reduce expenses. The Company has already modified payment terms in purchase orders with more than twenty of its vendors to structure payment plans for amounts past due and to be invoiced in the future. The Company’s management continues to evaluate a variety of alternatives to raise capital and manage the Company’s liquidity.  These alternatives include, without limitation:

•	debt financing, including financing that is guaranteed by a private third party;

•	one or more or equity offerings, including an offering of stock the Company previously registered with the Securities and Exchange Commission on Form S-3;

•	prepayments for product to be delivered under new long-term polysilicon supply contracts;

•	government funding from grants and/or loan guarantees;

•	further extending the construction schedule and payment plans with vendors; and/or

•	consummating a transaction, which could result in a change of control.

There are no assurances that the Company will be successful in executing any of the foregoing alternatives. If the Company is unable to raise capital and manage its liquidity, there is substantial doubt that the Company will be able to continue as a going concern through at least March 31, 2010. The inability to continue as a going concern could result in an orderly wind-down of the Company or other potential forms of restructuring.

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-1/A#4	333-124423	3.1	7/13/05

3.2	Amended and Restated Bylaws	8-K	000-51458	3.2	10/23/07

4.1	Reference is made to Exhibits 3.1 and 3.2

10.1	Amended and Restated Rights Agreement dated December 31, 2003	S-1	333-124423	10.1	4/28/05

10.6+	Form of Addendum to Stock Option Agreement under the 2002 Stock Plan, as amended, by and between Scott Paul and Hoku Scientific, Inc.	S-1	333-124423	10.6	4/28/05

10.7+	Form of Addendum to Stock Option Agreement under the 2002 Stock Plan, as amended, by and between each of the non-employee directors and Hoku Scientific, Inc.	S-1	333-124423	10.7	4/28/05

10.8	Form of Indemnity Agreement entered into between Hoku Scientific, Inc. and each of its directors and officers	S-1	333-124423	10.8	4/28/05

10.9+	2002 Stock Plan, as amended	S-1	333-124423	10.9	4/28/05

10.10+	Form of Stock Option Agreement under the 2002 Stock Plan, as amended	S-1	333-124423	10.10	4/28/05

10.11+	2005 Equity Incentive Plan	8-K	000-51458	10.11	9/13/06

10.12+	Form of Stock Option Agreement under the 2005 Equity Incentive Plan	8-K	000-51458	10.12	9/13/06

10.13+	2005 Non-Employee Directors’ Stock Option Plan	S-1/A#4	333-124423	10.13	7/13/05

10.14+	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan	S-1/A#4	333-124423	10.14	7/13/05

10.15	2153 King Street Lease, dated January 1, 2003, by and between Dreal Hawaii, LLC and Hoku Scientific, Inc.	S-1	333-124423	10.15	4/28/05

10.16	Letter Agreement for Modification of the 2153 King Street Lease, dated April 9, 2003, by and between Dreal Hawaii, LLC and Hoku Scientific, Inc.	S-1	333-124423	10.16	4/28/05

10.17†	MEA Engineering Agreement, dated September 1, 2004, by and between Nissan Motor Co., Ltd. and Hoku Scientific, Inc.	S-1/A#7	333-124423	10.17	8/3/05

10.18†	Membrane & MEA Purchase Agreement, dated September 1, 2004, by and between Nissan Motor Co., Ltd. and Hoku Scientific, Inc.	S-1/A#7	333-124423	10.18	8/3/05

10.19†	Collaboration Agreement, dated March 22, 2005, by and between Nissan Motor Co., Ltd. and Hoku Scientific, Inc.	S-1/A#7	333-124423	10.19	8/3/05

10.20	Solicitation, Offer and Award, dated March 7, 2005, by and between the U.S. Navy, Naval Air Warfare Center Weapons Division and Hoku Scientific, Inc.	S-1/A#5	333-124423	10.20	7/26/05

10.21†	Agreement (Subcontract No. USN-001), dated April 7, 2005, by and between IdaTech, LLC and Hoku Scientific, Inc.	S-1	333-124423	10.21	4/28/05

10.22†	Agreement, dated March 17, 2003, by and between Sanyo Electric Co., Ltd. and Hoku Scientific, Inc.	S-1/A#7	333-124423	10.22	8/3/05

10.23†	Amendment to the Agreement dated March 17, 2003 by and between Sanyo Electric Co., Ltd. and Registrant dated September 30, 2004	S-1/A#7	333-124423	10.23	8/3/05

10.24†	Membrane Testing Agreement, dated March 19, 2004, by and between Nissan Motor Co., Ltd. and Hoku Scientific, Inc.	S-1/A#6	333-124423	10.24	8/3/05

10.25†	Amendment No. 1 to Membrane Testing Agreement, dated May 17, 2004, by and between Nissan Motor Co., Ltd. and Hoku Scientific, Inc.	S-1/A#6	333-124423	10.25	6/23/05

10.27	Amendment of Solicitation/Modification of Contract, dated September 30, 2005, by and between the U.S. Navy, Naval Air Warfare Center Weapons Division and Hoku Scientific, Inc.	8-K	000-51458	10.30	10/5/05

10.28†	Step 3 Collaboration Agreement, dated February 13, 2006, by and between Nissan Motor Company, Ltd., and Hoku Scientific, Inc.	10-Q	000-51458	10.31	2/14/06

10.29†	Material Transfer & Collaborative Testing Agreement, dated December 5, 2005, by and between Sanyo Electric Company, Ltd., and Hoku Scientific, Inc.	10-Q	000-51458	10.32	2/14/06

10.30	Termination Agreement by and between Hoku Scientific, Inc. and Central Pacific Bank, dated March 29, 2006	8-K	000-51458	10.1	4/4/06

10.31	Amendment of Solicitation/Modification of Contract, dated March 2, 2006, by and between the U.S. Navy, Naval Air Warfare Center Weapons Division and Hoku Scientific, Inc.	10-K	000-51458	10.31	6/29/06

10.32	Amendment No. 1 to Agreement (Subcontract No. USN-001.01), dated March 7, 2006, by and between IdaTech, LLC and Hoku Scientific, Inc.	10-K	000-51458	10.32	6/29/06

10.33	Fiscal Year 2007 Executive Incentive Compensation Plan	8-K	000-51458	10.33	7/20/06

10.34	Consulting Agreement, dated August 20, 2006, by and between Paul Yonamine and Hoku Scientific, Inc.	10-Q	000-51458	10.34	11/6/06

10.35†	Swiss Wafer AG Agreement, dated October 14, 2006	10-Q	000-51458	10.35	2/14/07

10.36†	Purchase Agreement, dated October 23, 2006, by and between E-Ton Solar Tech Co., Ltd and Hoku Scientific, Inc.	10-Q	000-51458	10.36	2/14/07

10.37†	Purchase and Sale Agreement, dated October 13, 2006, by and between Spire Corporation and Hoku Scientific, Inc.	10-Q	000-51458	10.37	2/14/07

10.38	Ground Lease, dated March 22, 2007, by and between Hoku Materials, Inc. and The City of Pocatello	8-K	000-51458	10.38	3/28/07

10.39	Credit Agreement, dated March 23, 2007, by and between Hoku Materials, Inc. and Bank of Hawaii.	8-K	000-51458	10.39	3/29/07

10.40†	Pledge and Security Agreement, dated March 23, 2007, by and between Hoku Materials, Inc. and Bank of Hawaii	8-K	000-51458	10.40	3/29/07

10.41	Amendment No. 1 to Purchase and Sale Agreement, dated October 13, 2006, by and Spire Corporation and Hoku Scientific, Inc.	8-K	000-51458	10.41	6/20/07

10.42†	Supply Agreement , dated January 17, 2007, by and between Sanyo Electric Company, Ltd. and Hoku Scientific, Inc.	10-K	000-51458	10.42	6/29/07

10.43†	Contract dated January 21, 2007 by and between GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. and Hoku Scientific, Inc.	10-K	000-51458	10.43	6/29/07

10.44	Amendment No. 1 of Supply Agreement, dated May 26, 2007, by and between Sanyo Electric Company, Ltd. and Hoku Scientific, Inc.	10-K	000-51458	10.44	6/29/07

10.45	Amendment No. 1 to Contract, dated May 29, 2007, by and between Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. and Hoku Scientific, Inc.	10-K	000-51458	10.45	6/29/07

10.46†	Supply Agreement, dated June 18, 2007, by and between and Global Expertise Wafer Division Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.46	08/06/07

10.47 †	Agreement for Engineering of Hoku Electric Substation and Associated Facilities, dated June 14, 2007, by and between Idaho Power Co. and Hoku Materials, Inc.	10-Q	000-51458	10.47	08/06/07

10.48 †	Supply Agreement, dated June 13, 2007, by and between Wuxi Suntech Power Co., Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.48	08/06/07

10.49	Loan Modification Agreement, dated August 6, 2007, by and between Bank of Hawaii and Hoku Materials, Inc.	10-Q	000-51458	10.49	08/06/07

10.50	Amendment No. 1 of Supply Agreement, dated August 30, 2007, by and between Wuxi Suntech Power Co., Ltd. and Hoku Materials, Inc.	8-K	000-51458	10.50	08/31/07

10.51	Amendment No. 2 of Supply Agreement, dated October 12, 2007, by and between Sanyo Electric Company, Ltd. and Hoku Materials, Inc.	8-K	000-51458	10.51	10/16/07

10.52 †	Cost Plus Incentive Construction Contract, dated August 8, 2007, by and between JH Kelly LLC and Hoku Materials, Inc.	10-Q	000-51458	10.52	11/13/07

10.53 †	Engineering, Procurement and Construction Management Agreement, dated August 7, 2007, by and between Stone & Webster, Inc. and Hoku Materials, Inc.	10-Q	000-51458	10.53	11/13/07

10.54 †	Purchase and Sale Agreement , dated August 30, 2007, by and between Solar Energy Partners Pte Ltd. and Hoku Scientific, Inc.	10-Q	000-51458	10.54	11/13/07

10.55 †	Engineering Services and Technology Transfer Agreement, dated October 6, 2007, by and between Dynamic Engineering Inc. and Hoku Materials, Inc.	10-Q	000-51458	10.55	11/13/07

10.56 †	Amendment and Restatement of Contract, dated October 15, 2007, by and between Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.56	11/13/07

10.57	Amendment No. 3 to Supply Agreement, dated December 28, 2007, by and between Sanyo Electric Co., Ltd., and Hoku Materials, Inc.	8-K	000-51458	10.57	01/02/08

10.58 †	Supply Agreement, dated November 19, 2007, by and between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.	10-Q	000-51458	10.58	02/01/08

10.59 †	Agreement for Construction of Hoku Electric Substation and Associated Facilities, dated December 28, 2007, by and between Idaho Power Company and Hoku Materials, Inc.	10-Q	000-51458	10.59	02/01/08

10.60 †	First Amended & Restated Supply Agreement, dated January 7, 2008, by and between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.	10-Q	000-51458	10.60	02/01/08

10.61 †	First Amended & Restated Supply Agreement, dated January 30, 2008, by and between Sanyo Electric Co., Ltd., and Hoku Materials, Inc.	10-Q	000-51458	10.61	02/01/08

10.62	Amendment No. 2 to Supply Agreement, dated February 21, 2008, by and between Hoku Materials, Inc., and Wuxi Suntech Power Co., Ltd.	8-K	000-51458	10.62	02/25/08

10.63	Securities Purchase Agreement, dated February 21, 2008, by and between Hoku Scientific, Inc., and the Purchasers named therein	8-K	000-51458	10.63	02/25/08

10.64	PowerPoint Presentation dated January 2008	8-K	000-51458	10.64	02/25/08

10.65	Registration Rights Agreement, dated February 29, 2008, by and among Hoku Scientific, Inc., and the Purchasers named therein	8-K	000-51458	10.65	02/29/08

10.66	Amendment No. 1 to Supply Agreement, dated March 4, 2008, by and between Hoku Materials, Inc., and Global Expertise Wafer Division Ltd.	8-K	000-51458	10.66	03/05/08

10.67	Amendment No. 1 to Engineering Services & Technology Transfer Agreement, dated April 4, 2008, by and between Hoku Materials, Inc and Dynamic Engineering Inc.	8-K	000-51458	10.67	04/09/08

10.68 †	Equipment Purchase & Sale Agreement, dated March 4, 2008, by and between Hoku Materials, Inc. and Saft Power Systems USA Inc.	10-K	000-51458	10.68	6/6/08

10.69 †	Change Order Number 2 to Engineering, Procurement & Construction Management Agreement, dated April 8, 2008, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.69	6/6/08

10.70 †	Change Order Number 2 to Cost Plus Incentive Construction Contract, dated April 7, 2008, by and between Hoku Materials, Inc. and JH Kelly LLC	10-K	000-51458	10.70	6/6/08

10.71 †	Equipment Purchase & Sale Agreement, dated April 8, 2008, by and between Hoku Materials, Inc and PVA Tepla Danmark	10-K	000-51458	10.71	6/6/08

10.72 †	First Amended & Restated Supply Agreement, dated as of May 12, 2008, by and between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd.	10-K	000-51458	10.72	6/6/08

10.73†	Second Amended and Restated Supply Agreement, dated as of May 13, 2008, by and between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited	10-K	000-51458	10.73	6/6/08

10.74	Offer to Purchase between Hoku Scientific, Inc. and Operating Engineers Local Union No. 3 - District 17 - Hawaii, effective July 10, 2008	8-K	000-51458	10.74	7/16/08

10.75	Credit Agreement, dated July 25, 2008, by and between Hoku Scientific, Inc. and Bank of Hawaii	8-K	000-51458	10.75	7/30/08

10.76	Real Property Mortgage; Security Agreement; Assignment of Rents; Fixture Filing and Financing Statement, dated July 25, 2008, by and between Hoku Scientific, Inc. and Bank of Hawaii	8-K	000-51458	10.76	7/30/08

10.77†	Supply Agreement, dated as of July 24, 2008, by and between Hoku Materials, Inc. and Jiangxi Kinko Energy Co., Ltd.	10-Q	000-51458	10.77	7/31/08

10.78	Electric Service Agreement, dated September 17, 2008, between Hoku Materials, Inc. and Idaho Power Company	8-K	000-51458	10.78	9/22/08

10.79	Amended and Restated Agreement for Construction of Hoku Electric Substation and Associated Facilities, dated September 17, 2008, between Hoku Materials, Inc. and Idaho Power Company	8-K	000-51458	10.79	9/22/08

10.80	Loan Agreement , dated October 1, 2008, between Hoku Scientific, Inc. and First Hawaiian Bank	8-K	000-51458	10.80	10/8/08

10.81	Amendment No. 1 to Second Amended and Restated Supply Agreement, between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited, with Solarfun Power Holdings Co., Ltd. signing as guarantor, dated as of October 22, 2008	8-K	000-51458	10.81	10/23/08

10.82†	Supply Agreement, dated as of August 4, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd.	10-Q	000-51458	10.82	10/31/08

10.83†	Supply Agreement, dated as of September 4, 2008, by and between Hoku Materials, Inc. and Wealthy Rise International, Ltd.	10-Q	000-51458	10.83	10/31/08

10.84†	Supply Agreement No. 2, dated September 14, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd.	10-Q	000-51458	10.84	10/31/08

10.85†	Amendment No. 2 to Supply Agreement, dated October 24, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd.	10-Q	000-51458	10.85	10/31/08

10.86†	Amendment to Supply Agreement No. 2, dated October 24, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd.	10-Q	000-51458	10.86	10/31/08

10.87†	Supply Agreement, dated as of November 13, 2008, by and between Hoku Materials, Inc. and Polymet Alloys, Inc.	10-Q	000-51458	10.87	2/3/09

10.88†	Supply Agreement, dated as of November 19, 2008, by and between Hoku Materials, Inc. and BHS Acquisitions, LLC	10-Q	000-51458	10.88	2/3/09

10.89†	Hoku Solar Power I, LLC Operating Agreement, dated as of December 23, 2008, by and between UFA Renewable Energy Fund I, LLC and Hoku Solar, Inc.	10-Q	000-51458	10.89	2/3/09

10.90†	Development Service Agreement, dated as of December 23, 2008, by and between Hoku Solar, Inc. and Hoku Solar Power I, LLC	10-Q	000-51458	10.90	2/3/09

10.91†	Purchase and Sale and Operation and Maintenance Agreement, dated as of December 23, 2008, by and between Hoku Solar, Inc. and Hoku Solar Power I, LLC	10-Q	000-51458	10.91	2/3/09

10.92	Right of First Refusal Agreement, dated as of December 23, 2008, by and between UFA Renewable Energy Fund I, LLC and Hoku Solar, Inc.	10Q	000-51458	10.92	2/3/09

10.93	Guaranty, dated as of December 23, 2008, by and between Hoku Solar Power I, LLC; UFA Renewable Energy Fund I, LLC; Firstar Development LLC; Hoku Scientific, Inc.; and Hoku Solar, Inc.	10Q	000-51458	10.93	2/3/09

10.94†	Amendment No. 1 to Supply Agreement, dated as of January 8, 2009, between Hoku Materials, Inc. and Jiangxi Jinko Solar Co., Ltd. (formerly known as Jiangxi Kinko Energy Co., Ltd.)	10Q	000-51458	10.94	2/3/09

10.95	Development Agreement, dated as of May 27, 2009, by and between Hoku Materials, Inc. and Pocatello Development Authority					*

10.96	Amended Agreement, dated as of May 29, 2009, by and between Hoku Materials, Inc. and AEG Power Solutions USA Inc. (formerly known as Saft Power Systems USA Inc.)	*

10.97†	First Amended and Restated Supply Agreement, dated as of May 21, 2009, by and between Hoku Materials, Inc. and Polymet Alloys, Inc.	*

10.98†	Change Order Number 3 to Engineering, Procurement & Construction Management Agreement, dated February 19, 2009, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	*

10.99†	Supply Agreement, dated as of February 27, 2009, by and between Hoku Materials, Inc. and Shanghai Alex New Energy Co., Ltd.	*

10.100†	Amended & Restated Supply Agreement, dated as of February 26, 2009, by and between Hoku Materials, Inc and Jiangxi Jinko Solar Co., Ltd.	*

10.101†	Amendment No. 2 to Second Amended & Restated Supply Agreement, dated as of March 26, 2009 by and between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited	*

10.102†	Change Order Number 3 to Cost Plus Incentive Construction Contract, dated March 27, 2009 by and between Hoku Materials, Inc. and JH Kelly LLC	*

10.103†	Amended & Restated Supply Agreement, dated as of April 2, 2009, by and between Hoku Materials, Inc and Wealthy Rise International, Ltd.	*

16.1	Letter regarding Change in Certifying Accountant pursuant to Item 304(a)(3) of Regulation S-K	8-K	000-51458	16.1	12/28/05

23.1	Consent of independent registered public accounting firm					*

24.1	Power of Attorney (included in signature page)					*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1#	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	*

32.2#	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	*

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