Form 10-K/A
period 2009-03-31
HOKU SCIENTIFIC INC
filed 2009-07-29
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                                                                                  Accelerated filer     ☒

Non-accelerated filer   ☐   (Do not check if a smaller reporting company)      Smaller reporting company    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐      No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2008 was approximately $87 million (based on the closing sales price of the registrant’s Common Stock on September 30, 2008). Aggregate market value excludes an aggregate of 3,928,202 shares of our Common Stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding Common Stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of July 15, 2009, 21,154,080 shares of the registrant’s Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
 None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") amends our annual report on Form 10-K for the year ended March 31, 2009 (our "2009 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on June 15, 2009. As permitted by General Instruction (G)(3) of Form 10-K, we did not include the information required by Part III of Form 10-K in our 2009 10-K. In accordance with General Instruction (G)(3) of Form 10-K, this Amendment No. 1 is being filed to include the information required by Part III of Form 10-K.  This Amendment No. 1 is also being filed to include certain information in Item 9B (Other Information) of Part II of Form 10-K.

Except as otherwise specifically indicated herein, this Amendment No. 1 does not reflect events occurring after the June 15, 2009 filing of our 2009 10-K and does not modify or update the disclosures set forth in our 2009 10-K. We direct you to our filings with the SEC made subsequent to June 15, 2009 for additional information on events subsequent to June 15, 2009.

INDEX TO FORM 10-K

PART II

Item 9B.   Other Information

Our executive compensation policies and practices are established and administered by the independent members of our Board of Directors, which currently include Messrs. Eldridge and Hirata and Dr. Stahlkopf, or collectively, the Independent Members. The Independent Members have implemented compensation policies, plans and programs that seek to enhance stockholder value by aligning the financial interests of our executive officers with those of our stockholders. The overall goal of the Independent Members is to develop compensation practices that allow us to attract and retain the people needed to define, create and market industry-leading products. We only have four executive officers, each of whom for SEC reporting purposes is considered a named executive officer.

To achieve our goals, the Independent Members have approved executive compensation that is based on a combination of cash and equity compensation. We provide equity-based compensation pursuant to our 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan is designed to provide a longer-term incentive to management to increase revenues, provide quality returns on investment, enhance stockholder value and contribute to our long-term growth. We also have, historically, paid cash and stock incentive payments to executive officers based on meeting performance goals, but such cash incentive payments were declined by our executive officers in fiscal 2009 and will not be offered in 2010.  In fiscal 2010, the Independent Members have included a retention payment to be given to each of our executive officers to complement conservative base salaries and to retain senior management during a critical period.

The Independent Members have not adopted any formal guidelines for allocating total compensation between cash and equity compensation. We believe that performance and equity-based compensation are important components of the total executive compensation package for maximizing stockholder value while, at the same time, attracting, motivating, and retaining high-quality executives.  On July 27, 2009, the Independent Members determined that due to the elimination of cash incentive payments for fiscal 2010 and the uncertainty regarding our future performance and ability to continue as a going concern, it was necessary to provide the officers with a periodic cash retention payment and a restricted stock grant which would vest throughout the remainder of fiscal 2010 in order to remove some of the uncertainty around the executive officers’ total compensation, complement conservative base salaries (which remained unchanged in fiscal 2010) and help to ensure that our senior management team remained intact during a critical period.  The Independent Members determined that Messrs. Paul, Nakamoto and Taft would be eligible to receive a cash retention payment in fiscal 2010 equal to $40,000 in the aggregate.  Mr. Shindo would be eligible to receive a cash payment equal to $100,000 in the aggregate.  The retention payment would be paid in four equal installments in each of July, September, December and March of fiscal 2010.

In addition to the cash retention payment, three days following our first quarter 2010 earnings call, each of Messrs. Nakamoto and Taft are eligible to receive a restricted stock award of 40,000 shares of our Common Stock, Mr. Paul is eligible to receive a restricted stock award of 50,000 shares of our Common Stock and Mr. Shindo is eligible to receive a restricted stock award of 60,000 shares of our Common Stock, in each case pursuant to our 2005 Equity Incentive Plan, and vesting in two equal installments on each of January 31, 2010 and July 31, 2010.  In order for an executive officer to be eligible to receive either of the cash or stock retention payment, the executive officer must continue to be our employee as of the date that the retention payment is to be awarded.

On July 27, 2009, our Board of Directors determined that the decline in our share price substantially reduced the value of equity previously awarded to the Independent Members, evidenced by a majority of the stock options held by the Independent Members being exercisable at prices which are greater than the closing price of our Common Stock as reported on the NASDAQ Global Market on July 27, 2009 of $2.16. Our Board of Directors determined it was necessary to provide each of the Independent Members a $70,000 cash payment on the third business day following our first quarter fiscal 2010 earnings call. This determination was made based on a recommendation given by the Independent Members. Our Board of Directors determined that the cash payment would help to retain a stable board during this critical period of uncertainty regarding our future performance and ability to continue as a going concern.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Directors

Information with respect to our directors is presented below, as of July 15, 2009.

(Term Expires at Our 2009 Annual Meeting)

Dean K. Hirata
Mr. Hirata, age 52 has served as a member of our Board since January 2007. Mr. Hirata has served since 2006 as Vice Chairman and Chief Financial Officer of Central Pacific Financial Corp., the holding company of Central Pacific Bank. From 2004 to 2006, he served as Executive Vice President and Chief Financial Officer of Central Pacific Financial Corp. From 2002 to 2004, he served as Executive Vice President and Chief Financial Officer of CB Bancshares, Inc., a bank holding company, whose principal subsidiary was City Bank. From 1999 to 2002, he served as Senior Vice President and Chief Financial Officer of CB Bancshares. From 1990 to 1999, Mr. Hirata served as Controller of First Hawaiian Bank. From 1980 to 1990, Mr. Hirata was with KPMG LLP, an independent registered public accounting firm. Mr. Hirata holds a Bachelor in Business Administration from the University of Hawaii.

(Term Expires at Our 2010 Annual Meeting)

Karl M. Taft III
Mr. Taft, age 36, one of our founders, has served as our Chief Technology Officer since March 2001 and as a member of our Board since August 2001. From October 1996 to March 2001, Mr. Taft held various positions at PCC Structurals, Inc., a manufacturer of titanium casting, including Lead Manager for Research and Development, Industrial Engineer and Research Chemist. In 2000, Mr. Taft was an Adjunct Professor at Portland State University. Mr. Taft has a B.A. in Chemistry from Pacific University, an M.S. in Environmental Science and Engineering from Oregon Graduate Institute and an M.B.A. from Portland State University.

Kenton T. Eldridge
Mr. Eldridge, age 66, has served as a member of our Board since April 2004. Since March 2006, Mr. Eldridge has served as a co-founder and partner of Sennet Capital, a merchant bank. From March 1983 to August 1997, Mr. Eldridge served in various executive positions for DFS Group Limited, a traveler retailer, including Regional President, Taiwan Region, Regional President, Asian Marketing and Regional President, Alaska Division. Since January 2000, Mr. Eldridge has served as a director and a member of the audit committee of American Savings Bank, F.S.B., a subsidiary of HEI Diversified, Inc., a subsidiary of Hawaiian Electric Industries, Inc. Mr. Eldridge has a B.A. and an M.A. in History and an M.B.A. from the University of New Hampshire.

(Term Expires at Our 2011 Annual Meeting)

Dustin M. Shindo
Mr. Shindo, age 35, one of our founders, has served as our Chairman of the Board, President and Chief Executive Officer since March 2001. From November 1999 to February 2001, Mr. Shindo was a founder and Chief Executive Officer of Activitymax, Inc., a small privately-held travel reservation software company, where Mr. Shindo was responsible for managing customer relationships, developing the company’s marketing program and managing the operations of the company. From August 1999 to April 2000, Mr. Shindo was a business consultant at The Lucas Group, a strategic consulting firm, where Mr. Shindo focused on business strategy projects as part of multi-person engagement teams. In 1995, Mr. Shindo founded Mehana Brewing Company, a privately-held microbrewery, which now serves as a holding company for stock in Hawaii Nui Brewing Company, a privately-held microbrewery. Mr. Shindo continues to serve as a member of the board of directors of both Mehana Brewing Company and Hawaii Nui Brewing Company. Mr. Shindo’s time commitment to Mehana Brewing Company and Hawaii Nui Brewing Company is not significant. In 2006, Mr. Shindo founded Kai Sensors, Inc., a privately held company formed to explore business opportunities related to medical devices, where he continues to serve as Chairman of the Board of Directors. Mr. Shindo’s time commitment to Kai Sensors, Inc. is not significant.  Mr. Shindo devotes substantially all of his time to the management of Hoku Scientific. Mr. Shindo has a B.A. in Accounting from the University of Washington and an M.B.A. from the Darden Graduate School of Business Administration at the University of Virginia.

Karl E. Stahlkopf, Ph.D.
Dr. Stahlkopf, age 69, has served as a member of our Board since July 2002. He is currently a Partner and Director of Sennet Capital, a merchant bank, where he is focused on the financing of renewable energy projects. He joined Sennet in July 2009.  Dr. Stahlkopf was Senior Vice President, Energy Solutions and Chief Technology Officer of Hawaiian Electric Company, Inc., a subsidiary of Hawaiian Electric Industries, Inc from May 2002 until July 2009. While at Hawaiian Electric Dr. Stahlkopf also served as President of Renewable Hawaii, Inc., the renewable energy subsidiary of Hawaiian Electric Company, Inc. From November 1973 to April 2002, Dr. Stahlkopf served as Vice President of Power Delivery and Utilization at Energy Power Research Institute, or EPRI, an independent, non-profit center for electricity and environmental research. During his tenure at EPRI, Dr. Stahlkopf was also a founder and served as the President and Chief Executive Officer of EPRI Solutions, a subsidiary of EPRI, and was Chairman of the Board of Directors of Sure-Tech, LLC, a manufacturer of power electronic devices. Dr. Stahlkopf has a B.S. in Electrical Engineering and Naval Science from the University of Wisconsin and an M.S. and Ph.D. in Nuclear Engineering from the University of California, Berkeley.

Executive Officers

Executive Officers of the Registrant

Our executive officers and their ages and positions as of July 15, 2009, are as follows:
Name	Age	Position
Dustin M. Shindo	35	Chairman of the Board of Directors, President and Chief Executive Officer
Karl M. Taft III	36	Chief Technology Officer and Director
Darryl S. Nakamoto	35	Chief Financial Officer, Treasurer and Secretary
Scott B. Paul	35	Chief Operating Officer

Dustin M. Shindo, one of our founders, has served as our Chairman of the Board, President and Chief Executive Officer since March 2001. From November 1999 to February 2001, Mr. Shindo was a founder and Chief Executive Officer of Activitymax, Inc., a small privately-held travel reservation software company, where Mr. Shindo was responsible for managing customer relationships, developing the company’s marketing program and managing the operations of the company. From August 1999 to April 2000, Mr. Shindo was a business consultant at The Lucas Group, a strategic consulting firm, where Mr. Shindo focused on business strategy projects as part of multi-person engagement teams. In 1995, Mr. Shindo founded Mehana Brewing Company, a privately-held microbrewery, which now serves as a holding company for stock in Hawaii Nui Brewing Company, a privately-held microbrewery. Mr. Shindo continues to serve as a member of the board of directors of both Mehana Brewing Company and Hawaii Nui Brewing Company. Mr. Shindo’s time commitment to Mehana Brewing Company and Hawaii Nui Brewing Company is not significant. In 2006, Mr. Shindo founded Kai Sensors, Inc., a privately held company formed to explore business opportunities related to medical devices, where he continues to serve as Chairman of the Board of Directors. Mr. Shindo’s time commitment to Kai Sensors, Inc. is not significant.  Mr. Shindo devotes substantially all of his time to the management of Hoku Scientific. Mr. Shindo has a B.A. in Accounting from the University of Washington and an M.B.A. from the Darden Graduate School of Business Administration at the University of Virginia.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires Hoku’s directors and executive officers, and persons who own more than ten percent of a registered class of Hoku’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities of Hoku. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish Hoku with copies of all Section 16(a) forms they file.

To Hoku’s knowledge, based solely on a review of the copies of such reports furnished to Hoku and written representations that no other reports were required, during the fiscal year ended March 31, 2009, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code, which applies to all our officers, directors and employees. Among other matters, the Code is designed to promote:

•	honest and ethical conduct;

•	avoidance of conflicts of interest;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications;

•	compliance with applicable governmental laws and regulations;

•	prompt internal reporting of violations of the code to an appropriate person or persons identified in the Code; and

•	accountability for adherence to the Code.

The Code is available on our corporate website at www.hokucorpc.com under “Company Information” in the “Corporate Governance” section. If we make any substantive amendments to the Code or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Audit Committee

           Our Board of Directors currently has a standing Audit Committee. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended.  The current members of the Audit Committee are Dean K. Hirata (Chairman), Kenton T. Eldridge, and Karl E. Stahlkopf. Our Board of Directors has determined that Mr. Hirata, the Chairman of the Audit Committee, qualifies as an "audit committee financial expert" as defined by the regulations of the SEC.  Our Board of Directors has determined that each member of the Audit Committee meets the independence criteria for audit committee membership prescribed by NASDAQ and SEC rules and regulations.

Our Audit Committee is responsible for, among other things:

•	overseeing and monitoring:

•	our corporate accounting and financial reporting practices and the audits of our financial statements;

•	our systems of internal accounting and financial controls;

•	the quality and integrity of our financial statements and reports;

•	the qualifications, independence and performance of our independent registered public accounting firm;

•	appointing an independent registered public accounting firm to audit our financial statements;

•	preparing the Audit Committee report that the rules and regulations of the SEC require be included in our annual proxy statement;

•	providing our Board of Directors with the results of its monitoring and recommendations; and

•	providing our Board of Directors with additional information and materials as it deems necessary to make our Board aware of significant financial matters that require the attention of our Board.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

Our executive compensation policies and practices are established and administered by the independent members of our Board of Directors, which currently include Messrs. Eldridge and Hirata and Dr. Stahlkopf, or collectively, the Independent Members. The Independent Members have implemented compensation policies, plans and programs that seek to enhance stockholder value by aligning the financial interests of our executive officers with those of our stockholders. The overall goal of the Independent Members is to develop compensation practices that allow us to attract and retain the people needed to define, create and market industry-leading products. We only have four executive officers, each of whom for SEC reporting purposes is considered a named executive officer.

To achieve our goals, the Independent Members have approved executive compensation that is based on a combination of cash and equity compensation. We provide equity-based compensation pursuant to our 2005 Equity Incentive Plan. The 2005 Equity Incentive Plan is designed to provide a longer-term incentive to management to increase revenues, provide quality returns on investment, enhance stockholder value and contribute to our long-term growth. We also have, historically, paid cash and stock incentive payments to executive officers based on meeting performance goals, but such cash incentive payments were declined by our executive officers in fiscal 2009 and will not be offered in 2010.  In fiscal 2010, the Independent Members have included a retention payment to be given to each of our executive officers to complement conservative base salaries and to retain senior management during a critical period.

The Independent Members have not adopted any formal guidelines for allocating total compensation between cash and equity compensation. We believe that performance and equity-based compensation are important components of the total executive compensation package for maximizing stockholder value while, at the same time, attracting, motivating, and retaining high-quality executives. The Independent Members determined that due to the elimination of cash incentive payments for fiscal 2010 and the uncertainty regarding our future performance and ability to continue as a going concern, it was necessary to provide the officers with a periodic cash retention payment and a restricted stock grant which would vest throughout the remainder of fiscal 2010 in order to remove some of the uncertainty around the executive officers’ total compensation, complement conservative base salaries (which remained unchanged in fiscal 2010) and help to ensure that our senior management team remained intact during a critical period. The Independent Members determined that Messrs. Paul, Nakamoto and Taft would be eligible to receive a cash retention payment in fiscal 2010 equal to $40,000 in the aggregate.  Mr. Shindo would be eligible to receive a cash payment equal to $100,000 in the aggregate.  The retention payment would be paid in four equal installments in each of July, September, December and March of fiscal 2010.

In addition to the cash retention payment, three days following our first quarter 2010 earnings call, each of Messrs. Nakamoto and Taft are eligible to receive a restricted stock award of 40,000 shares of our Common Stock, Mr. Paul is eligible to receive a restricted stock award of 50,000 shares of our Common Stock and Mr. Shindo is eligible to receive a restricted stock award of 60,000 shares of our Common Stock, in each case pursuant to our 2005 Equity Incentive Plan, and vesting in two equal installments on each of January 31, 2010 and July 31, 2010.  In order for an executive officer to be eligible to receive either of the cash or stock retention payment, the executive officer must continue to be our employee as of the date that the retention payment is to be awarded.

Annual Review of Cash and Equity Compensation

We conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers. The Independent Members have historically taken into account publicly-available data relating to the compensation practices and policies of other companies within and outside our industry. We have not historically benchmarked our executive compensation against any peer companies; however, in fiscal 2007, the Independent Members reviewed data derived from the 2006 Radford Executive Survey in connection with their review of our executive compensation. In the fourth quarters of fiscal 2007 and fiscal 2009, the Independent Members retained Watson Wyatt, a compensation consultant, to assist the Independent Members in their review of our executive compensation policies and procedures. Watson Wyatt has not been retained to provide any other services to us. Our Independent Members may in the future retain the services of third-party executive compensation specialists from time to time, as they see fit, in connection with the establishment of cash and equity compensation and related policies going forward.

Compensation Components

Historically, our executive compensation has been based on three components: (1) base salary, (2) cash incentive payments and (3) equity awards, each of which is intended to support the overall compensation philosophy.  In fiscal 2010, however, our executive compensation excludes any cash incentive payments, but will include a retention payment to help retain key management during this critical period of uncertainty regarding our future performance and ability to continue as a going concern and to compliment the overall compensation philosophy.

Base Salary

The Independent Members recognize the importance of maintaining compensation levels competitive with other leading technology companies and other publicly-traded companies in Hawaii with which we compete for personnel. The Independent Members have historically maintained the base salary component of executive compensation at levels they believe to be below industry medians, other than for our Chief Executive Officer commencing in fiscal 2009, and compensated for the lower salaries with performance-based cash incentive payments (which were declined by our executive officers in fiscal 2009 and will not be offered in fiscal 2010) and equity awards as discussed below. The Independent Members review with the President and Chief Executive Officer an annual salary plan for our executive officers. The annual salary plan is modified as deemed appropriate and approved by the Independent Members. The annual salary plan also takes into account past performance and expected future contributions of the individual executive officer. We do not apply specific formulas to determine base salary increases.  The Independent Members did not approve any increase in the base salaries of our executive officers in fiscal 2010.

Cash Incentive Payments

We historically utilized cash incentive payments to reward performance achievements within a time horizon of approximately one year. The cash incentive payments are intended to compensate executive officers for achieving corporate objectives and for achieving what the Independent Members believe to be value-creating individual objectives, each as proposed by management. Our cash incentive payments are paid in cash in an amount reviewed and approved by the Independent Members. Final determinations as to cash incentive payments are in part based on the achievement of these corporate or individual objectives, as well as an assessment as to our overall success and the development of our business. In reviewing the performance of each executive officer, the Independent Members also consider each executive officer’s level of leadership, teamwork and general participation in the development of employees who report to the executive officer. These corporate and individual objectives, and the proportional emphasis placed on each objective may vary, from time to time, depending on our overall strategic objectives, but relate generally to factors such as revenue targets, progression of existing products under development, execution on our strategic solar initiatives and financial factors such as raising capital and improving our results of operations.  No cash incentive payments were granted in fiscal 2009 as the executive officers declined their fiscal 2009 cash incentive payments.  In fiscal 2010, in lieu of a cash incentive payment, the Independent Members determined that the executive compensation would include a retention payment to help retain key management during this critical period of uncertainty regarding our future performance and ability to continue as a going concern and to compliment the overall compensation philosophy.

Equity Awards

We believe that superior long-term performance is achieved through an ownership culture that encourages performance by our executive officers through the use of stock and stock-based awards. Our 2005 Equity Incentive Plan has been established to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our stockholders. We have not adopted stock ownership guidelines, and, other than for our co-founders, Messrs. Shindo and Taft, our 2005 Equity Incentive Plan has provided the principal method for our executive officers to acquire equity in Hoku. Long-term equity incentives are provided through grants of stock options and/or restricted stock awards to executive officers and other employees pursuant to our 2005 Equity Incentive Plan. This component of compensation is intended to retain and motivate employees to improve the performance of our Common Stock. Stock options are granted at not less than fair market value and have value only if our stock price increases. All stock options to our employees, including executive officers, and to our directors since fiscal 2006 were granted at the closing price of our Common Stock as reported on the NASDAQ Global Market for the trading day on the date of grant. Under our current practice, we do not grant stock option or restricted stock awards to our executive officers and our employees at times when we are in possession of material non-public information. Mr. Shindo, our President and Chief Executive Officer, may grant stock options for up to an aggregate of 66,666 shares per fiscal quarter to employees, other than executive officers, pursuant to authority delegated to him by the Board of Directors.

In February 2007, the Independent Members determined that our named executive officers, except for our President and Chief Executive Officer, would be eligible to receive stock option grants of our Common Stock in fiscal 2008 and 2009, respectively, pursuant to our 2005 Equity Incentive Plan. Each stock option grant was to be issued on the third business day following the announcement of our results for the applicable fiscal year, subject to certain limitations. In March 2008, the Independent Members determined that our named executive officers, except for our President and Chief Executive Officer, would receive grants of restricted stock of our Common Stock in each of fiscal 2008 and 2009 pursuant to our 2005 Equity Incentive Plan, in lieu of the grant of previously approved stock options which were never issued.  Each restricted stock grant for fiscal 2008 and fiscal 2009 was issued on May 16, 2008 and June 16, 2009, respectively, which was the third business day following the announcement of our results for the applicable fiscal year. The restricted stock award is included as part of compensation in the fiscal year in which the stock award was granted which is fiscal 2009 and 2010, respectively, however, the restricted stock awards were related to the respective fiscal 2008 and 2009 executive compensation packages.  Authority to make restricted stock grants to executive officers rests with the Independent Members, although, the Independent Members do consider the recommendations of our President and Chief Executive Officer for executive officers other than himself.

Retention Payment

On July 27, 2009, the Independent Members determined that due to the elimination of cash incentive payments for fiscal 2010 and the uncertainty regarding our future performance and ability to continue as a going concern, it was necessary to provide the officers with a periodic cash retention payment and a restricted stock grant which would vest throughout the remainder of fiscal 2010 in order to remove much of the uncertainty around the executive officers’ total compensation, complement conservative base salaries (which remained unchanged in fiscal 2010) and help to ensure that our senior management team remained intact during a critical period.   The Independent Members determined that Messrs. Paul, Nakamoto and Taft would be eligible to receive a cash retention payment in fiscal 2010 equal to $40,000 in the aggregate.  Mr. Shindo would be eligible to receive a cash payment equal to $100,000 in the aggregate.  The retention payment would be paid in four equal installments in each of July, September, December and March of fiscal 2010.

In addition to the cash retention payment, three days following our quarterly earnings call, each of Messrs. Nakamoto and Taft are eligible to receive a restricted stock award of 40,000 shares of our Common Stock, Mr. Paul is eligible to receive a restricted stock award of 50,000 shares of our Common Stock and Mr. Shindo is eligible to receive a restricted stock award of 60,000 shares of our Common Stock, in each case pursuant to our 2005 Equity Incentive Plan, and vesting in two equal installments on each of January 31, 2010 and July 31, 2010.  In order for an executive officer to be eligible to receive either of the cash or stock retention payment, the executive officer must continue to be our employee as of the date that the retention payment is to be awarded.

Fiscal 2009 Compensation Decisions and Plans

Base Salary

The base salaries of Mr. Nakamoto, our Chief Financial Officer, Treasurer and Secretary, Mr. Paul, our Chief Operating Officer, and Mr. Taft, our Chief Technology Officer increased by 33.3%, from $90,000 to $120,000 in fiscal 2009.  This increase was designed to compensate the officers to be more in line with the compensation levels based on a consultation with Watson Wyatt; however, the Independent Members have maintained the base salary component of executive compensation at levels they believe to be below industry medians.  In July 2009, the Independent Members determined not to increase the annual base salaries of any of Mr. Shindo, our President and Chief Executive Officer, Mr. Nakamoto, Mr. Paul, or Mr. Taft and to keep base salaries for our executive officers at the same amounts for fiscal 2010.

Restricted Stock Awards

In February 2007, the Independent Members determined that Messrs. Nakamoto, Paul and Taft would be eligible to receive stock option grants for 18,000, 18,000 and 24,000 shares, respectively, of our Common Stock in fiscal 2008 and 2009, respectively, pursuant to our 2005 Equity Incentive Plan. Each stock option grant was to be issued on the third business day following the announcement of our results for the applicable fiscal year, subject to certain limitations. Each option grant was to vest monthly over a one-year period, commencing on April 1, 2011 for the fiscal 2008 option grant and April 1, 2012 for the fiscal 2009 option grant. In March 2008, the Independent Members determined that each of Messrs. Nakamoto, Paul and Taft would receive a grant of restricted stock for 12,000, 12,000 and 16,000 shares, respectively, of our Common Stock in each of fiscal 2008 and 2009 pursuant to our 2005 Equity Incentive Plan, in lieu of the grant of previously approved stock options which were never issued.  Each restricted stock grant for fiscal 2008 and fiscal 2009 was issued on May 16, 2008 and June 16, 2009, which was the third business day following the announcement of our results for the applicable fiscal year. Each restricted stock grant shall vest quarterly over a one-year period, commencing on April 1, 2010 for the May 2008 restricted stock grant and April 1, 2011 for the June 2009 restricted stock grant.  The restricted stock award is included as part of compensation in the fiscal year in which the stock award was granted which is fiscal 2009 and 2010, respectively; however, the restricted stock awards were related to the respective fiscal 2008 and 2009 executive compensation packages.  In order for an executive officer to be eligible to receive a restricted stock or stock option grant in the applicable fiscal year, the executive officer must continue to be our employee as of the last day of the applicable fiscal year and on the applicable date of grant. Each restricted stock or stock option grant described above will be subject to accelerated vesting such that 50% of the unvested shares subject to each such restricted stock or stock option grant will automatically vest upon the consummation of a change of control of Hoku in the event that the executive officer’s employment with us is terminated without cause or the executive officer terminates his employment with us voluntarily for good reason within twelve months following a change of control, subject to the execution of a general release in favor of Hoku.

Fiscal 2010 Incentive Compensation Plan

On July 27, 2009, the Independent Members approved for fiscal 2010 (1) the base salary and (2) the retention payment.  The named executive officers, except for our President and Chief Executive Officer, were each granted a restricted stock award in June 2009, and such grant is included as part of compensation for fiscal 2010; however, the restricted stock awards were related to the fiscal 2009 executive compensation package.

Name	Fiscal 2010 Base Salary($)	Fiscal 2010 Retention Payment ($)(1)	Total Cash ($)	Fiscal 2010 Restricted Stock(#)(2)
Dustin M. Shindo	380,000	100,000	480,000	60,000
Darryl S. Nakamoto	120,000	40,000	160,000	52,000
Scott B. Paul	120,000	40,000	160,000	62,000
Karl M. Taft III	120,000	40,000	160,000	56,000

(1)
The executive officers named above will be entitled to receive a retention payout of $40,000 in the aggregate for each of Messrs. Paul, Nakamoto and Taft, and $100,000 for Mr. Shindo in four equal installments, which will be paid during each of July, September, December and March of fiscal 2010.

(2)
The executive officers named above will be eligible to receive a restricted stock grant for the number shares of our Common Stock stated above in fiscal 2010 pursuant to our 2005 Equity Incentive Plan.  The first restricted stock award of 12,000 shares for Messrs. Nakamoto and Paul, and 16,000 shares for Mr. Taft, was issued on June 16, 2009, the third business day following the announcement of our results for fiscal 2009. Each restricted stock grant shall vest quarterly over a one-year period, commencing on April 1, 2011. The restricted stock awards are included as part of compensation in fiscal year 2010; however, the restricted stock awards were related to the fiscal 2009 executive compensation package.  As part of the retention payment, the remaining restricted stock awards of 40,000 shares for Messrs. Nakamoto and Taft, 50,000 shares for Mr. Paul, and 60,000 shares for Mr. Shindo, will be issued three days following our first quarter 2010 earnings call.  The remaining restricted stock awards will vest in two equal parts, in each of January and July 2010.  In order for an executive officer to be eligible to receive a restricted stock grant in the applicable fiscal year, the executive officer must continue to be our employee as of the last day of the applicable fiscal year and on the applicable date of grant. Each restricted stock grant described above will be subject to accelerated vesting such that 50% of the unvested shares subject to each such grant will automatically vest upon the consummation of a change of control of Hoku in the event that the executive officer’s employment with us is terminated without cause or the executive officer terminates his employment with us voluntarily for good reason within twelve months following a change of control, subject to the execution of a general release in favor of Hoku.

The Independent Members also approved the payment of personal expenses incurred by Mr. Shindo not to exceed $10,000 for fiscal 2010 and the hiring of hourly employee(s) to assist Mr. Shindo with personal responsibilities. The expected cost of the wages is expected to be less than $35,000 per fiscal year. We will pay the associated wages of this assistant(s) and will gross up Mr. Shindo’s compensation to cover the personal income tax expense incurred by Mr. Shindo in connection with these arrangements.

The Independent Members also approved having one of our employees spend a portion of his time assisting Mr. Taft with personal matters. We will pay the associated wages of this assistant and will gross up Mr. Taft’s compensation to cover the personal income tax expense incurred by Mr. Taft in connection with this arrangement.

Indemnification Agreement and D&O Liability Insurance

We have entered into, and expect to continue to enter into, agreements to indemnify our directors and executive officers as determined by the Board of Directors. These agreements provide for indemnification for related expenses including attorneys’ fees, judgments, fines and settlement amounts incurred by any of these individuals in any action or proceeding. We believe that indemnification agreements are necessary to attract and retain qualified persons as directors and executive officers. We also maintain directors’ and officers’ liability insurance for the benefit of such persons.

Benefits

We also provide the following benefits to our executive officers, generally on the same basis provided to all of our employees:

•	health, dental and vision insurance;

•	medical and dependent care flexible spending account;

•	workers’ compensation benefits; and

•	short-and long-term disability, accidental death and dismemberment benefits.

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

Accounting and Tax Considerations

Section 162(m) of the Internal Revenue Code, as amended, limits the amount that we may deduct from our taxes for compensation paid to our three most highly compensated officers (other than our chief financial officer) to $1,000,000 per person per year, unless certain requirements are met. Section 162(m) provides exceptions from the application of the $1,000,000 limit for certain forms of “performance-based” compensation as well as for gain recognized by an officer upon the exercise of qualifying compensatory stock options. We believe that the stock options we have granted in the past have satisfied the exceptions provided under Section 162(m) from the $1,000,000 limit. While the Independent Members have not adopted a formal policy regarding the tax deductibility of compensation paid to our executive officers, the Independent Members intend to consider the tax deductibility of compensation under Section 162(m) as a factor in future compensation decisions.

We adopted SFAS No. 123(R) on April 1, 2005. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the awards, and is recognized as an expense over the requisite employee service period. The compensation committee has determined to retain for the foreseeable future our stock option program as the sole component of our long-term compensation program, and, therefore, to record this expense on an ongoing basis according to SFAS No. 123(R).

REPORT OF THE INDEPENDENT MEMBERS OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of Hoku Scientific, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Our executive compensation policies and practices are established and administered by the independent members of our Board of Directors, which include Mr. Eldridge, Mr. Hirata and Dr. Stahlkopf, collectively the Independent Members. Our Board of Directors has adopted a Compensation Policy which clearly states the duties and responsibilities of the Independent Members with respect to executive compensation policies and practices. Our compensation policy may be found at www.hokucorp.com under “Company Information” in the “Corporate Governance” section.

The Independent Members have reviewed and discussed the Compensation Discussion and Analysis with management. Based on their review and discussion, the Independent Members recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement due to its content, which accurately reflects our compensation program philosophy and our total compensation program as designed by the Independent Members.

INDEPENDENT MEMBERS OF THE BOARD OF DIRECTORS

Kenton T. Eldridge
Karl E. Stahlkopf
Dean K. Hirata

Compensation Committee Interlocks and Insider Participation

We do not have a separate compensation committee. None of our executive officers currently serves, or has served during fiscal 2009, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board of Directors.

EXECUTIVE COMPENSATION

The following table shows for fiscal 2009, compensation awarded or paid to, or earned by, our Chief Executive Officer, Chief Financial Officer and our other two most highly compensated executive officers.  We refer to such persons as our named executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Options Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Dustin M. Shindo	2009	380,000	438,000	-	-	59,129	(3)	877,129
President and	2008	380,000	438,000	-	760,000	52,944	(5)	1,630,944
Chief Executive Officer
Darryl S. Nakamoto	2009	120,000	29,859	137,520	-	556	(4)	287,935
Chief Financial Officer,	2008	90,000	-	-	180,000	-		270,000
Treasurer and Secretary
Scott B. Paul	2009	120,000	29,859	90,096	-	7,227	(4)	247,182
Chief Operating Officer	2008	90,000	-	-	180,000	6,587	(4)	276,587
Karl M. Taft, III	2009	120,000	39,812	28,796	-	947	(4)	189,555
Chief Technology Officer	2008	90,000	-	-	180,000	3,929	(6)	273,929

(1)
The amounts shown in this column reflect the dollar amount recognized for financial statement reporting purposes for fiscal 2009, in accordance with SFAS No. 123(R) for restricted stock granted in fiscal 2009 and in prior years. The assumptions used in the calculation of these amounts are included in Note 6, “Stockholders’ Equity—Stock-Based Compensation” to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2009. The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(2)
The amounts shown in this column reflect the dollar amount recognized for financial statement reporting purposes for fiscal 2009, in accordance with SFAS No. 123(R) for stock options granted prior to fiscal 2009. The assumptions used in the calculation of these amounts are included in Note 6, “Stockholders’ Equity—Stock-Based Compensation” to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2009.  The amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions.

(3)	This amount includes $51,145 in fringe benefits and $7,984 for medical benefits.

(4)	Represents amount for medical benefits.

(5)	This amount includes $45,571 in fringe benefits and $7,373 for medical benefits.

(6)	This amount includes $1,445 in fringe benefits and $2,484 for medical benefits.

Grants of Plan-Based Awards in Fiscal 2009

Name	Grant Date	Approval Date of Grant (1)	Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of shares of stock or units(#)(2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(3)
			Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Darryl S. Nakamoto	5/16/08	2/07/07	—	—	—	—			12,000	—	101,520
Scott B. Paul	5/16/08	2/07/07	—	—	—	—			12,000	—	101,520
Karl M. Taft III	5/16/08	2/07/07	—	—	—	—			16,000	—	135,360

(1)
In February 2007, the Independent Members determined that Mr. Nakamoto, Mr. Paul and Mr. Taft would be eligible to receive stock option grants for 18,000, 18,000 and 24,000 shares, respectively, of our Common Stock in fiscal 2008 pursuant to our 2005 Equity Incentive Plan. Each stock option grant was to be issued on the third business day following the announcement of our results for the applicable fiscal year, subject to certain limitations. Each option grant was to vest monthly over a one-year period, commencing on April 1, 2011 for the fiscal 2008 option grant. In March 2008, the Independent Members determined that Mr. Nakamoto, Mr. Paul and Mr. Taft would receive grants of restricted stock of 12,000, 12,000 and 16,000 shares, respectively, of our Common Stock in fiscal 2008 pursuant to our 2005 Equity Incentive Plan, in lieu of the grant of previously approved stock options which were never issued.  Each restricted stock grant for fiscal 2008 was issued on May 16, 2008, which was the third business day following the announcement of our results for fiscal 2008.

(2)
Represents restricted stock granted under our 2005 Equity Incentive Plan. Restricted stock allows the holder to exercise the rights to one or more shares of our Common Stock over a vesting period. Restricted stock rights generally terminate after termination of an employee’s service.

(3)
Represents the closing price of our Common Stock of $8.46 on May 16, 2008, as reported on the NASDAQ Global Market, multiplied by the applicable amount of restricted stock.  Excludes the impact of estimated forfeitures based on service-based vesting conditions.

Outstanding Equity Awards at Fiscal 2009 Year End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable (1)		Number of securities underlying unexercised options (#) unexercisable (2)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(6)
Dustin M. Shindo (3)						—	—	—
Darryl S. Nakamoto	27,667	(4)	—	$0.525	01/24/15	—	—	12,000	$30,600
	60,000	(5)	—	2.60	07/24/16	—	—	—	—
Scott B. Paul	27,500	(4)	—	0.075	07/18/13	—	—	12,000	$30,600
	20,000	(4)	—	0.15	04/12/14	—	—	—	—
	33,333	(4)	—	0.375	12/13/14	—	—	—	—
	60,000	(5)	—	2.60	07/24/16	—	—	—	—
Karl M. Taft III	33,333	(4)	—	0.075	08/01/13	—	—	16,000	$40,800
	60,000	(5)	—	2.60	07/24/16	—	—	—	—

(1)
Represents stock options granted under our 2005 Equity Incentive Plan. Stock options allow the holder to purchase a share of our Common Stock at the fair market value per share of our Common Stock on the date of grant.  Each stock option has a ten year term. Stock options generally terminate three months after termination of an optionee’s service for any reason other than disability or death, 12 months after termination due to disability and 18 months after termination due to death. Vesting may accelerate pursuant to certain agreements, please see “Severance and Change of Control Agreements” below.

(2)	All stock options held by our named executive officers may be exercised early subject to a lapsing right of repurchase in the event such executive officer’s service terminates.

(3)
On May 11, 2007, Dustin M. Shindo, our Chairman of the Board, President and Chief Executive Officer, was granted a restricted stock award for 200,000 shares of our Common Stock pursuant to our 2005 Equity Incentive Plan. The restricted stock award vests 1/24th per month, commencing on April 1, 2007 and all shares were vested at March 31, 2009.

(4)	20% of the shares vest on the one year anniversary of the date of grant and 1/60th per month thereafter.

(5)	1/36th of the shares will vest on a monthly basis commencing on the second anniversary of the date of the grant.

(6)
Value determined based on the closing price of our common stock on March 31, 2009, the last market trading day for fiscal 2009, as reported on the NASDAQ Global Market, multiplied by the number of restricted stock awards.

Option Exercises and Stock Vested

	Options Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(7)	Number of Shares Acquired on Vesting (#)(1)		Value Realized on Vesting ($)(2)
Dustin M. Shindo	-	-	100,000	(3)	429,582
Darryl S. Nakamoto	5,000	39,125	24,000	(4)	70,506
Scott B. Paul	12,500	71,338	29,333	(5)	103,946
Karl M. Taft, III	-	-	16,111	(6)	35,202

(1)	Represents shares that vested during fiscal 2009 relating to previously granted stock options or restricted stock awards.

(2)
Value determined based on the closing price of our Common Stock as reported on the NASDAQ Global Market on the date of vesting, less the applicable exercise price in the case of options, or sales price in the case of restricted stock awards, multiplied by the number of options/restricted awards vested during fiscal 2009. Amounts exclude values that are realized upon vesting.

(3)	Represents a restricted stock award granted on May 11, 2007.

(4)	Represents 10,667 and 13,333 options vested for options granted on January 24, 2005 and July 24, 2006, respectively, with an exercise price of $0.525 and $2.60, respectively.

(5)
Represents 5,334, 4,000, 6,666 and 13,333 options vested for options granted on July 18, 2003, April 12, 2004, December 13, 2004, and July 24, 2006, respectively, with an exercise price of $0.075, $0.15, $0.375, and $2.60, respectively.

(6)	Represents 2,778 and 13,333 options vested for options granted on August 1, 2003 and July 24, 2006, respectively, with an exercise price of $0.075 and $2.60, respectively.

(7)
Value determined based on the closing prices of our Common Stock as reported on the NASDAQ Global Market on the date of exercise, less the exercise price, multiplied by the number of options exercised.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during fiscal 2009.

Nonqualified Deferred Compensation

Our named executive officers did not earn any nonqualified compensation benefits from us during fiscal 2009.

Employment Agreements

We have not entered into employment agreements with any of our named executive officers.

Severance and Change of Control Agreements

The following provides information regarding termination of employment and change of control arrangements with our named executive officers as of March 31, 2009.

Darryl S. Nakamoto

Darryl S. Nakamoto, our Chief Financial Officer, Treasurer and Secretary, was granted a stock option to purchase 53,333 shares of our Common Stock at an exercise price of $0.525 per share in January 2005. In July 2006, Mr. Nakamoto was granted a stock option to purchase 60,000 shares of our Common Stock at an exercise price of $2.60 per share. In May 2008, Mr. Nakamoto was granted a restricted stock award of 12,000 shares of our Common Stock.  The stock option and restricted stock agreements are subject to accelerated vesting, such that 50% of the unvested shares subject to such stock option shall automatically vest upon the consummation of a change of control of Hoku in the event that Mr. Nakamoto’s employment with us is terminated without cause or Mr. Nakamoto terminates his employment with us voluntarily for good reason within twelve months following a change of control, subject to his execution of a general release in favor of Hoku.

Scott B. Paul

Scott B. Paul, our Chief Operating Officer, was granted a stock option to purchase 80,000 shares of our Common Stock at an exercise price of $0.075 per share in July 2003. In April 2004, Mr. Paul was granted a stock option to purchase 20,000 shares of our Common Stock at an exercise price of $0.15 per share. In December 2004, Mr. Paul was granted a stock option to purchase 33,333 shares of our Common Stock at an exercise price of $0.375 per share. Each of Mr. Paul’s stock option agreements was amended prior to our initial public offering in August 2005 to provide that, if Mr. Paul is terminated without cause within 18 months of a change of control, 50% of his unvested shares would become vested on the date of termination.

In July 2006, Mr. Paul was granted a stock option to purchase 60,000 shares of our Common Stock at an exercise price of $2.60 per share. In May 2008, Mr. Paul was granted a restricted stock award of 12,000 shares of our Common Stock.  The stock option and restricted stock agreements are subject to accelerated vesting, such that 50% of the unvested shares subject to such stock option shall automatically vest upon the consummation of a change of control of Hoku in the event that Mr. Paul’s employment with us is terminated without cause or Mr. Paul terminates his employment with us voluntarily for good reason within twelve months following a change of control, subject to his execution of a general release in favor of Hoku.

Karl M. Taft III

Karl M. Taft, our Chief Technology Officer, was granted a stock option to purchase 33,333 shares of our Common Stock at an exercise price of $0.075 per share in August 2003. In July 2006, Mr. Taft was granted a stock option to purchase 60,000 shares of our Common Stock at an exercise price of $2.60 per share. In May 2008, Mr. Taft was granted a restricted stock award for 16,000 shares of our Common Stock.  The stock option and restricted stock agreements are subject to accelerated vesting, such that 50% of the unvested shares subject to such stock option shall automatically vest upon the consummation of a change of control of Hoku in the event that Mr. Taft’s employment with us is terminated without cause or Mr. Taft terminates his employment with us voluntarily for good reason within twelve months following a change of control, subject to his execution of a general release in favor of Hoku.

The following table describes the potential value of equity acceleration to the named officers above upon their termination without cause within 12 and/or 18 months of a change of control of Hoku, depending on the agreement, as if such termination had occurred on March 31, 2009:

Equity Acceleration	Termination without Cause Following a Change in Control
Darryl S. Nakamoto	$26,100
Scott B. Paul	$21,539
Karl M. Taft	$20,400

(1)
Calculated based on a termination without cause following a change of control as of March 31, 2009, and assuming a price per share of $2.55, which was the closing price of our Common Stock as reported on the NASDAQ Global Market on March 31, 2009, the last market trading day for fiscal 2009.

Fiscal 2010 Restricted Stock Grants

Each restricted stock grant to our named executive officers, which was granted in June 2009 and will be granted three days after our first quarter fiscal 2010 earnings call, will be subject to accelerated vesting such that 50% of the unvested shares subject to each such stock option will automatically vest upon the consummation of a change of control of Hoku in the event that the executive officer’s employment with us is terminated without cause or the executive officer terminates his employment with us voluntarily for good reason within twelve months following a change of control, subject to the execution of a general release in favor of Hoku.

Compensation of Directors

The non-employee members of our Board are reimbursed for travel, lodging and other reasonable expenses incurred in attending our Board or Audit Committee meetings. Non-employee members of our Board do not currently receive cash compensation for attending Board or Audit Committee meetings. Messrs. Shindo and Taft do not receive any additional compensation for their service on our Board.

Each non-employee director receives stock option grants under the 2005 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan. Only our non-employee directors are eligible to receive options under the Directors’ Plan. Options granted under the Directors’ Plan are non-qualified stock options. Our Directors’ Plan provides for the automatic grant of options to purchase shares of our Common Stock to our non-employee directors. The exercise price of options granted under the Directors’ Plan is 100% of the fair market value of our Common Stock subject to the stock option on the date of grant. Each individual who first becomes a non-employee director will receive an initial stock option grant to purchase 20,000 shares of our Common Stock, and on the date of each annual meeting of stockholders, each person who is then a non-employee director and has served for at least six months prior to such annual meeting will receive an annual option grant to purchase 6,666 shares of our Common Stock. Initial grants vest as to 1/36th of the shares monthly over three years and annual grants vest as to 1/12th of the shares monthly commencing on the second anniversary of the date of grant, subject in each case to the recipient’s continued service as a director. The term of options granted under the Directors’ Plan is 10 years.

The Independent Members determined that the decline in share price substantially reduced the value of equity previously awarded to the Independent Members.  As a result, the Independent Members determined it was necessary to provide each of the Independent Members a $15,000 fully-vested restricted stock award.  The Independent Members determined that the fully-vested stock award would help to remove much of the uncertainty around the Independent Members’ compensation.  In June 9, 2008, we granted pursuant to the 2005 Equity Incentive Plan each of Mr. Eldridge, Mr. Hirata and Dr. Stahlkopf a fully-vested restricted stock award for 2,121 shares, which is the approximate equivalent amount of $15,000 based on the closing price of our Common Stock of $7.07 on June 9, 2008, as reported on the NASDAQ Global Market.

During fiscal 2009, Dr. Stahlkopf exercised his option to purchase 13,333 of our Common Stock.  The value realized upon his exercise was $64,932, which was determined based on the closing prices of our Common Stock as reported on the NASDAQ Global Market on the date of exercise, less the exercise price, multiplied by the number of options exercised. The following table outlines the compensation paid to our non-employee directors for services rendered to us in fiscal 2009.
Director Compensation
Name	Stock Awards ($)(1)	Option Awards ($)(2)(3)	Total ($)
Kenton T. Eldridge	14,995	23,806	38,801
Dean K. Hirata	14,995	29,864	44,859
Karl E. Stahlkopf	14,995	23,806	38,801

(1)           The amounts shown in this column reflect the dollar amount recognized for financial statement reporting purposes for fiscal 2009, in accordance with SFAS No. 123(R) for restricted stock granted in fiscal 2009. The assumptions used in the calculation of these amounts are included in Note 6, “Stockholders’ Equity—Stock-Based Compensation” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2009. In June 9, 2008, we granted pursuant to the 2005 Equity Incentive Plan each of Mr. Eldridge, Mr. Hirata and Dr. Stahlkopf a fully-vested restricted stock award for 2,121 shares, which is the approximate equivalent amount of $15,000 based on the closing price of our Common Stock of $7.07 on June 9, 2008, as reported on the NASDAQ Global Market.

(2)           The amounts shown in this column reflect the dollar amount of stock option expense recognized for financial statement reporting purposes pursuant to SFAS No. 123(R) during fiscal 2009 for stock options granted to such non-employee director in fiscal 2009 and in prior fiscal years. The assumptions made in the valuation of the stock options are discussed in Note 6, “Stockholders’ Equity—Stock Based Compensation” to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2009.

(3)           As of March 31, 2009 our current non-employee directors each held an aggregate number of stock options as follows: Mr. Eldridge 53,331 shares; Mr. Hirata 33,332 shares; and Dr. Stahlkopf 39,998 shares. During fiscal 2009, we granted pursuant to the Directors’ Plan each of Mr. Eldridge, Mr. Hirata and Dr. Stahlkopf a stock option for 6,666 shares at an exercise price of $5.55.

On July 27, 2009, our Board of Directors determined that the decline in our share price substantially reduced the value of equity previously awarded to the Independent Members, evidenced by a majority of the stock options held by the Independent Members being exercisable at prices which are greater than the closing price of our Common Stock as reported on the NASDAQ Global Market on July 27, 2009 of $2.16. Our Board of Directors determined it was necessary to provide each of the Independent Members a $70,000 cash payment on the third business day following our first quarter fiscal 2010 earnings call. This determination was made based on a recommendation given by the Independent Members. Our Board of Directors determined that the cash payment would help to retain a stable board during this critical period of uncertainty regarding our future performance and ability to continue as a going concern.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

 The following tables set forth, as of June 30, 2009, certain information regarding beneficial ownership of our Common Stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our current directors and executive officers as a group. The following tables are based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe that each of the stockholders named in these tables has sole voting and investment power with respect to the shares indicated as beneficially owned. Unless otherwise indicated, options to purchase shares of our Common Stock that are exercisable within 60 days of June 30, 2009 are deemed to be beneficially owned by the persons holding these options and warrants for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage. Applicable percentages are based on 21,139,079 shares outstanding on June 30, 2009, adjusted as required by rules promulgated by the SEC.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Dustin M. Shindo c/o Hoku Scientific, Inc., 1288 Ala Moana Boulevard, Suite 220, Honolulu, Hawaii 96814	2,906,137	(1)	13.75%

Common Stock	Suntech Power Holdings Co., Ltd. 188 The Embarcadero, 8th Floor San Francisco, CA 94105	2,314,815		10.95%

(1)	Consists of 2,906,137 shares held in the Dustin M. Shindo Trust dated September 23, 2005, which is deemed to be controlled by Mr. Shindo.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	Dustin M. Shindo	2,906,137	(1)	13.75%
Common Stock	Karl M. Taft III	1,045,465	(2)	4.95%
Common Stock	Kenton T. Eldridge	58,447	(3)	*
Common Stock	Dean K. Hirata	37,264	(4)	*
Common Stock	Karl E. Stahlkopf	61,781	(5)	*
Common Stock	Darryl S. Nakamoto	132,606	(6)	*
Common Stock	Scott B. Paul	172,496	(7)	*
	All executive officers, directors and nominees as a group (7 persons)	4,414,196		20.88%

*	Less than one percent.
(1)	Consists of 2,906,137 shares held in the Dustin M. Shindo Trust dated September 23, 2005, which is deemed to be controlled by Mr. Shindo.
(2)
Includes 952,132 shares held in the Karl M. Taft III Trust dated November 25, 2005, which is deemed to be controlled by Mr. Taft. Also includes options to purchase 93,333 shares of our Common Stock exercisable within 60 days of June 30, 2009 by Mr. Taft.

(3)
Includes 5,116 shares held in the Kenton T. and Hannelore G. Eldridge Trust dated Sept. 1984, which is deemed to be controlled by Mr. Eldridge. Also includes options to purchase 53,331 shares of our Common Stock exercisable within 60 days of June 30, 2009 by Mr. Eldridge.

(4)	Includes 3,932 shares held by Mr. Hirata. Also includes options to purchase 33,332 shares of our Common Stock exercisable within 60 days of June 30, 2009 by Mr. Hirata.
(5)	Includes 21,783 shares held by Mr. Stahlkopf. Also includes options to purchase 39,998 shares of our Common Stock exercisable within 60 days of June 30, 2009 by Mr. Stahlkopf.
(6)	Includes 44,939 shares held by Mr. Nakamoto. Also includes options to purchase 87,667 shares of our Common Stock exercisable within 60 days of June 30, 2009 by Mr. Nakamoto.
(7)	Includes 34,163 shares held by Mr. Paul. Also includes options to purchase 138,333 shares of our Common Stock exercisable within 60 days of June 30, 2009 by Mr. Paul.

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
(4)
The number of shares of our Common Stock reserved for issuance under our 2005 Equity Incentive Plan will automatically increase on April 1st of each year, from 2006 through 2014, in an amount equal to the lesser of 133,333 shares of our common stock or the number of shares of our Common Stock granted pursuant to stock awards in the prior fiscal year. The number of shares of our Common Stock reserved for issuance under our 2005 Non-Employee Directors’ Stock Option Plan will automatically increase on April 1st of each year, from 2006 through 2014, by the number of shares of our Common Stock subject to options granted during the preceding fiscal year, less the number of shares that reverted back to the share reserve during the preceding fiscal year. Our Board of Directors has the authority to designate a smaller number of shares by which the authorized number of shares of our Common Stock will be increased under both plans prior to the last day of any fiscal year.

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

Related Party Transactions and Relationships

During fiscal 2009, we had the following related party relationships:

Registration Rights Agreement

We have entered into an agreement with certain holders of our Common Stock, including directors and executive officers, including entities with which certain of our directors are affiliated, that provides for certain rights relating to the registration of their shares of our Common Stock that were issued upon conversion of their preferred stock upon the closing of our initial public offering in August 2005. The directors and executive officers that are parties to this agreement are Dustin M. Shindo and Karl M. Taft III.

Change of Control Arrangement

We have entered into a stock restriction and change of control agreement with Darryl S. Nakamoto, our Chief Financial Officer, Treasurer and Secretary, Scott B. Paul, our Chief Operating Officer, and Karl M. Taft, our Chief Technology Officer. For information regarding this agreement, see “Item 11. Executive Compensation – Severance and Change of Control Agreements.”

Employment Relationship

Ryan Shindo, our Director of Operations, is the brother of Dustin M. Shindo, our Chairman of the Board, President and Chief Executive Officer. Ryan Shindo has an annual salary of $50,000 that was effective July 1, 2007.  Previously, Mr. Shindo’s annual salary was $40,000.  In fiscal 2009, Mr. Shindo received a $5,000 cash incentive payment.

In fiscal 2007, Ryan Shindo received a stock award of 649 shares of our Common Stock with a fair market value of $1,999. During fiscal 2007, we awarded 3,000 stock options at an exercise price of $2.75. During fiscal 2009, we expensed $16,962, relating to stock options granted to Ryan Shindo in prior fiscal years.

Consulting Agreement

Pursuant to a Consulting Agreement, dated August 20, 2006, by and between us and Paul K. Yonamine, a former member of our Board of Directors, Mr. Yonamine agreed to make introductions to senior level executives and to facilitate business discussions with companies in Japan as we may request. These services included attending meetings in Japan, participating in conference calls, and drafting written correspondence on our behalf. In consideration for these services, all the stock options Mr. Yonamine received as a member of our Board of Directors continued to vest in accordance with their terms. Mr. Yonamine holds stock options to purchase 19,259 shares of our Common Stock. Mr. Yonamine did not receive any other cash or other compensation for his services. We reimbursed Mr. Yonamine for all pre-approved out-of-pocket expenses incurred in rendering such services. The Consulting Agreement was effective as of September 7, 2006 and was terminated on June 30, 2008.

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

Independence of the Board of Directors

As required under The NASDAQ Global Market, or NASDAQ, listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. The Board consults with our counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NASDAQ, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and Hoku, our senior management and our independent registered public accounting firm, the Board affirmatively determined that the following directors are independent directors within the meaning of the applicable NASDAQ listing standards: Mr. Eldridge, Mr. Hirata and Dr. Stahlkopf. In making this determination, the Board found that none of the directors have a material or other disqualifying relationship with Hoku. The Board specifically considered Dr. Stahlkopf’s position as Senior Vice President, Energy Solutions and Chief Technology Officer of Hawaiian Electric Company, Inc., a subsidiary of Hawaiian Electric Industries, Inc., and our selection in May 2007, by Hawaiian Electric Company, Inc. to negotiate a contract for the installation of a 167 kilowatt photovoltaic system and for our sale to Hawaiian Electric Company, Inc. of the power generated by that system over a proposed 20-year period. Dr. Stahlkopf was not involved in such negotiations and has no direct or indirect material interest in the proposed contract.  The Board also considered Mr. Eldridge’s position as a co-founder and partner of Sennet Capital, and Sennet Capital’s role in our establishment of Hoku Solar Power I, LLC, a California limited liability company, in December 2008, which was created to own and operate photovoltaic, or PV, systems and which will sell the electricity generated by the PV systems to the Hawaii State Department of Transportation at predetermined contract rates.  Mr. Eldridge had no material interest in the establishment of Hoku Solar Power I, LLC.

Item 14.	Principal Accounting Fees and Services

 Principal Accounting Fees and Services

The following table represents aggregate fees billed to Hoku for the fiscal years ended March 31, 2009 and 2008 by Ernst & Young LLP.

	Fiscal Year Ended March 31,
	2009	2008
Audit Fees	$431,492	$320,034
Audit-related Fees	13,700	—
Tax Fees	20,000	12,320
All Other Fees	—	—
Total Fees	$465,192	$332,354

Audit Fees. Consists of fees billed for professional services rendered for the audit of Hoku’s financial statements, review of interim financial statements, and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. We did not engage Ernst & Young LLP to perform any audit-related services during fiscal 2008. Audit-related fees during fiscal 2009 consisted primarily of services for transactional advisory services.

Tax Fees. We engaged Ernst & Young LLP to perform tax compliance, tax planning and tax advice services related to fiscal 2008 and 2009.

All Other Fees. We did not engage Ernst & Young LLP to perform services during fiscal 2009 or 2008 other than the services described above.

All the fees described above were pre-approved by our Audit Committee. The Audit Committee has determined that the rendering of non-audit services by Ernst & Young LLP is compatible with maintaining Ernst & Young LLP’s independence.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Ernst & Young LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed with this report.

1. Consolidated Financial Statements: None.
2. Financial Statement Schedules: None.
3. Exhibits: The exhibits to this report are listed on the Exhibit Index below.

(b) Description of exhibits.

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	S-1/A#4	333-124423	3.1	7/13/05

3.2	Amended and Restated Bylaws	8-K	000-51458	3.2	10/23/07

4.1	Reference is made to Exhibits 3.1 and 3.2

10.1	Amended and Restated Rights Agreement dated December 31, 2003	S-1	333-124423	10.1	4/28/05

10.6+	Form of Addendum to Stock Option Agreement under the 2002 Stock Plan, as amended, by and between Scott Paul and Hoku Scientific, Inc.	S-1	333-124423	10.6	4/28/05

10.7+	Form of Addendum to Stock Option Agreement under the 2002 Stock Plan, as amended, by and between each of the non-employee directors and Hoku Scientific, Inc.	S-1	333-124423	10.7	4/28/05

10.8	Form of Indemnity Agreement entered into between Hoku Scientific, Inc. and each of its directors and officers	S-1	333-124423	10.8	4/28/05

10.9+	2002 Stock Plan, as amended	S-1	333-124423	10.9	4/28/05

10.10+	Form of Stock Option Agreement under the 2002 Stock Plan, as amended	S-1	333-124423	10.10	4/28/05

10.11+	2005 Equity Incentive Plan	8-K	000-51458	10.11	9/13/06

10.12+	Form of Stock Option Agreement under the 2005 Equity Incentive Plan	8-K	000-51458	10.12	9/13/06

10.13+	2005 Non-Employee Directors’ Stock Option Plan	S-1/A#4	333-124423	10.13	7/13/05

10.14+	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan	S-1/A#4	333-124423	10.14	7/13/05

10.15	2153 King Street Lease, dated January 1, 2003, by and between Dreal Hawaii, LLC and Hoku Scientific, Inc.	S-1	333-124423	10.15	4/28/05

10.16	Letter Agreement for Modification of the 2153 King Street Lease, dated April 9, 2003, by and between Dreal Hawaii, LLC and Hoku Scientific, Inc.	S-1	333-124423	10.16	4/28/05

10.17†	MEA Engineering Agreement, dated September 1, 2004, by and between Nissan Motor Co., Ltd. and Hoku Scientific, Inc.	S-1/A#7	333-124423	10.17	8/3/05

10.18†	Membrane & MEA Purchase Agreement, dated September 1, 2004, by and between Nissan Motor Co., Ltd. and Hoku Scientific, Inc.	S-1/A#7	333-124423	10.18	8/3/05

10.19†	Collaboration Agreement, dated March 22, 2005, by and between Nissan Motor Co., Ltd. and Hoku Scientific, Inc.	S-1/A#7	333-124423	10.19	8/3/05

10.20	Solicitation, Offer and Award, dated March 7, 2005, by and between the U.S. Navy, Naval Air Warfare Center Weapons Division and Hoku Scientific, Inc.	S-1/A#5	333-124423	10.20	7/26/05

10.21†	Agreement (Subcontract No. USN-001), dated April 7, 2005, by and between IdaTech, LLC and Hoku Scientific, Inc.	S-1	333-124423	10.21	4/28/05

10.22†	Agreement, dated March 17, 2003, by and between Sanyo Electric Co., Ltd. and Hoku Scientific, Inc.	S-1/A#7	333-124423	10.22	8/3/05

10.23†	Amendment to the Agreement dated March 17, 2003 by and between Sanyo Electric Co., Ltd. and Registrant dated September 30, 2004	S-1/A#7	333-124423	10.23	8/3/05

10.24†	Membrane Testing Agreement, dated March 19, 2004, by and between Nissan Motor Co., Ltd. and Hoku Scientific, Inc.	S-1/A#6	333-124423	10.24	8/3/05

10.25†	Amendment No. 1 to Membrane Testing Agreement, dated May 17, 2004, by and between Nissan Motor Co., Ltd. and Hoku Scientific, Inc.	S-1/A#6	333-124423	10.25	6/23/05

10.27	Amendment of Solicitation/Modification of Contract, dated September 30, 2005, by and between the U.S. Navy, Naval Air Warfare Center Weapons Division and Hoku Scientific, Inc.	8-K	000-51458	10.30	10/5/05

10.28†	Step 3 Collaboration Agreement, dated February 13, 2006, by and between Nissan Motor Company, Ltd., and Hoku Scientific, Inc.	10-Q	000-51458	10.31	2/14/06

10.29†	Material Transfer & Collaborative Testing Agreement, dated December 5, 2005, by and between Sanyo Electric Company, Ltd., and Hoku Scientific, Inc.	10-Q	000-51458	10.32	2/14/06

10.30	Termination Agreement by and between Hoku Scientific, Inc. and Central Pacific Bank, dated March 29, 2006	8-K	000-51458	10.1	4/4/06

10.31	Amendment of Solicitation/Modification of Contract, dated March 2, 2006, by and between the U.S. Navy, Naval Air Warfare Center Weapons Division and Hoku Scientific, Inc.	10-K	000-51458	10.31	6/29/06

10.32	Amendment No. 1 to Agreement (Subcontract No. USN-001.01), dated March 7, 2006, by and between IdaTech, LLC and Hoku Scientific, Inc.	10-K	000-51458	10.32	6/29/06

10.33	Fiscal Year 2007 Executive Incentive Compensation Plan	8-K	000-51458	10.33	7/20/06

10.34	Consulting Agreement, dated August 20, 2006, by and between Paul Yonamine and Hoku Scientific, Inc.	10-Q	000-51458	10.34	11/6/06

10.35†	Swiss Wafer AG Agreement, dated October 14, 2006	10-Q	000-51458	10.35	2/14/07

10.36†	Purchase Agreement, dated October 23, 2006, by and between E-Ton Solar Tech Co., Ltd and Hoku Scientific, Inc.	10-Q	000-51458	10.36	2/14/07

10.37†	Purchase and Sale Agreement, dated October 13, 2006, by and between Spire Corporation and Hoku Scientific, Inc.	10-Q	000-51458	10.37	2/14/07

10.38	Ground Lease, dated March 22, 2007, by and between Hoku Materials, Inc. and The City of Pocatello	8-K	000-51458	10.38	3/28/07

10.39	Credit Agreement, dated March 23, 2007, by and between Hoku Materials, Inc. and Bank of Hawaii.	8-K	000-51458	10.39	3/29/07

10.40†	Pledge and Security Agreement, dated March 23, 2007, by and between Hoku Materials, Inc. and Bank of Hawaii	8-K	000-51458	10.40	3/29/07

10.41	Amendment No. 1 to Purchase and Sale Agreement, dated October 13, 2006, by and Spire Corporation and Hoku Scientific, Inc.	8-K	000-51458	10.41	6/20/07

10.42†	Supply Agreement , dated January 17, 2007, by and between Sanyo Electric Company, Ltd. and Hoku Scientific, Inc.	10-K	000-51458	10.42	6/29/07

10.43†	Contract dated January 21, 2007 by and between GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. and Hoku Scientific, Inc.	10-K	000-51458	10.43	6/29/07

10.44	Amendment No. 1 of Supply Agreement, dated May 26, 2007, by and between Sanyo Electric Company, Ltd. and Hoku Scientific, Inc.	10-K	000-51458	10.44	6/29/07

10.45	Amendment No. 1 to Contract, dated May 29, 2007, by and between Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. and Hoku Scientific, Inc.	10-K	000-51458	10.45	6/29/07

10.46†	Supply Agreement, dated June 18, 2007, by and between and Global Expertise Wafer Division Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.46	08/06/07

10.47 †	Agreement for Engineering of Hoku Electric Substation and Associated Facilities, dated June 14, 2007, by and between Idaho Power Co. and Hoku Materials, Inc.	10-Q	000-51458	10.47	08/06/07

10.48 †	Supply Agreement, dated June 13, 2007, by and between Wuxi Suntech Power Co., Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.48	08/06/07

10.49	Loan Modification Agreement, dated August 6, 2007, by and between Bank of Hawaii and Hoku Materials, Inc.	10-Q	000-51458	10.49	08/06/07

10.50	Amendment No. 1 of Supply Agreement, dated August 30, 2007, by and between Wuxi Suntech Power Co., Ltd. and Hoku Materials, Inc.	8-K	000-51458	10.50	08/31/07

10.51	Amendment No. 2 of Supply Agreement, dated October 12, 2007, by and between Sanyo Electric Company, Ltd. and Hoku Materials, Inc.	8-K	000-51458	10.51	10/16/07

10.52 †	Cost Plus Incentive Construction Contract, dated August 8, 2007, by and between JH Kelly LLC and Hoku Materials, Inc.	10-Q	000-51458	10.52	11/13/07

10.53 †	Engineering, Procurement and Construction Management Agreement, dated August 7, 2007, by and between Stone & Webster, Inc. and Hoku Materials, Inc.	10-Q	000-51458	10.53	11/13/07

10.54 †	Purchase and Sale Agreement , dated August 30, 2007, by and between Solar Energy Partners Pte Ltd. and Hoku Scientific, Inc.	10-Q	000-51458	10.54	11/13/07

10.55 †	Engineering Services and Technology Transfer Agreement, dated October 6, 2007, by and between Dynamic Engineering Inc. and Hoku Materials, Inc.	10-Q	000-51458	10.55	11/13/07

10.56 †	Amendment and Restatement of Contract, dated October 15, 2007, by and between Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.56	11/13/07

10.57	Amendment No. 3 to Supply Agreement, dated December 28, 2007, by and between Sanyo Electric Co., Ltd., and Hoku Materials, Inc.	8-K	000-51458	10.57	01/02/08

10.58 †	Supply Agreement, dated November 19, 2007, by and between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.	10-Q	000-51458	10.58	02/01/08

10.59 †	Agreement for Construction of Hoku Electric Substation and Associated Facilities, dated December 28, 2007, by and between Idaho Power Company and Hoku Materials, Inc.	10-Q	000-51458	10.59	02/01/08

10.60 †	First Amended & Restated Supply Agreement, dated January 7, 2008, by and between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.	10-Q	000-51458	10.60	02/01/08

10.61 †	First Amended & Restated Supply Agreement, dated January 30, 2008, by and between Sanyo Electric Co., Ltd., and Hoku Materials, Inc.	10-Q	000-51458	10.61	02/01/08

10.62	Amendment No. 2 to Supply Agreement, dated February 21, 2008, by and between Hoku Materials, Inc., and Wuxi Suntech Power Co., Ltd.	8-K	000-51458	10.62	02/25/08

10.63	Securities Purchase Agreement, dated February 21, 2008, by and between Hoku Scientific, Inc., and the Purchasers named therein	8-K	000-51458	10.63	02/25/08

10.64	PowerPoint Presentation dated January 2008	8-K	000-51458	10.64	02/25/08

10.65	Registration Rights Agreement, dated February 29, 2008, by and among Hoku Scientific, Inc., and the Purchasers named therein	8-K	000-51458	10.65	02/29/08

10.66	Amendment No. 1 to Supply Agreement, dated March 4, 2008, by and between Hoku Materials, Inc., and Global Expertise Wafer Division Ltd.	8-K	000-51458	10.66	03/05/08

10.67	Amendment No. 1 to Engineering Services & Technology Transfer Agreement, dated April 4, 2008, by and between Hoku Materials, Inc and Dynamic Engineering Inc.	8-K	000-51458	10.67	04/09/08

10.68 †	Equipment Purchase & Sale Agreement, dated March 4, 2008, by and between Hoku Materials, Inc. and Saft Power Systems USA Inc.	10-K	000-51458	10.68	6/6/08

10.69 †	Change Order Number 2 to Engineering, Procurement & Construction Management Agreement, dated April 8, 2008, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.69	6/6/08

10.70 †	Change Order Number 2 to Cost Plus Incentive Construction Contract, dated April 7, 2008, by and between Hoku Materials, Inc. and JH Kelly LLC	10-K	000-51458	10.70	6/6/08

10.71 †	Equipment Purchase & Sale Agreement, dated April 8, 2008, by and between Hoku Materials, Inc and PVA Tepla Danmark	10-K	000-51458	10.71	6/6/08

10.72 †	First Amended & Restated Supply Agreement, dated as of May 12, 2008, by and between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd.	10-K	000-51458	10.72	6/6/08

10.73†	Second Amended and Restated Supply Agreement, dated as of May 13, 2008, by and between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited	10-K	000-51458	10.73	6/6/08

10.74	Offer to Purchase between Hoku Scientific, Inc. and Operating Engineers Local Union No. 3 - District 17 - Hawaii, effective July 10, 2008	8-K	000-51458	10.74	7/16/08

10.75	Credit Agreement, dated July 25, 2008, by and between Hoku Scientific, Inc. and Bank of Hawaii	8-K	000-51458	10.75	7/30/08

10.76	Real Property Mortgage; Security Agreement; Assignment of Rents; Fixture Filing and Financing Statement, dated July 25, 2008, by and between Hoku Scientific, Inc. and Bank of Hawaii	8-K	000-51458	10.76	7/30/08

10.77†	Supply Agreement, dated as of July 24, 2008, by and between Hoku Materials, Inc. and Jiangxi Kinko Energy Co., Ltd.	10-Q	000-51458	10.77	7/31/08

10.78	Electric Service Agreement, dated September 17, 2008, between Hoku Materials, Inc. and Idaho Power Company	8-K	000-51458	10.78	9/22/08

10.79	Amended and Restated Agreement for Construction of Hoku Electric Substation and Associated Facilities, dated September 17, 2008, between Hoku Materials, Inc. and Idaho Power Company	8-K	000-51458	10.79	9/22/08

10.80	Loan Agreement , dated October 1, 2008, between Hoku Scientific, Inc. and First Hawaiian Bank	8-K	000-51458	10.80	10/8/08

10.81	Amendment No. 1 to Second Amended and Restated Supply Agreement, between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited, with Solarfun Power Holdings Co., Ltd. signing as guarantor, dated as of October 22, 2008	8-K	000-51458	10.81	10/23/08

10.82†	Supply Agreement, dated as of August 4, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd.	10-Q	000-51458	10.82	10/31/08

10.83†	Supply Agreement, dated as of September 4, 2008, by and between Hoku Materials, Inc. and Wealthy Rise International, Ltd.	10-Q	000-51458	10.83	10/31/08

10.84†	Supply Agreement No. 2, dated September 14, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd.	10-Q	000-51458	10.84	10/31/08

10.85†	Amendment No. 2 to Supply Agreement, dated October 24, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd.	10-Q	000-51458	10.85	10/31/08

10.86†	Amendment to Supply Agreement No. 2, dated October 24, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd.	10-Q	000-51458	10.86	10/31/08

10.87†	Supply Agreement, dated as of November 13, 2008, by and between Hoku Materials, Inc. and Polymet Alloys, Inc.	10-Q	000-51458	10.87	2/3/09

10.88†	Supply Agreement, dated as of November 19, 2008, by and between Hoku Materials, Inc. and BHS Acquisitions, LLC	10-Q	000-51458	10.88	2/3/09

10.89†	Hoku Solar Power I, LLC Operating Agreement, dated as of December 23, 2008, by and between UFA Renewable Energy Fund I, LLC and Hoku Solar, Inc.	10-Q	000-51458	10.89	2/3/09

10.90†	Development Service Agreement, dated as of December 23, 2008, by and between Hoku Solar, Inc. and Hoku Solar Power I, LLC	10-Q	000-51458	10.90	2/3/09

10.91†	Purchase and Sale and Operation and Maintenance Agreement, dated as of December 23, 2008, by and between Hoku Solar, Inc. and Hoku Solar Power I, LLC	10-Q	000-51458	10.91	2/3/09

10.92	Right of First Refusal Agreement, dated as of December 23, 2008, by and between UFA Renewable Energy Fund I, LLC and Hoku Solar, Inc.	10Q	000-51458	10.92	2/3/09

10.93	Guaranty, dated as of December 23, 2008, by and between Hoku Solar Power I, LLC; UFA Renewable Energy Fund I, LLC; Firstar Development LLC; Hoku Scientific, Inc.; and Hoku Solar, Inc.	10Q	000-51458	10.93	2/3/09

10.94†	Amendment No. 1 to Supply Agreement, dated as of January 8, 2009, between Hoku Materials, Inc. and Jiangxi Jinko Solar Co., Ltd. (formerly known as Jiangxi Kinko Energy Co., Ltd.)	10Q	000-51458	10.94	2/3/09

10.95	Development Agreement, dated as of May 27, 2009, by and between Hoku Materials, Inc. and Pocatello Development Authority	8-K	000-51458	10.95	6/2/09

10.96	Amended Agreement, dated as of May 29, 2009, by and between Hoku Materials, Inc. and AEG Power Solutions USA Inc. (formerly known as Saft Power Systems USA Inc.)	8-K	000-51458	10.96	6/2/09
10.97†	First Amended and Restated Supply Agreement, dated as of April 30, 2009, by and between Hoku Materials, Inc. and Polymet Alloys, Inc.	10-K	000-51458	10.97	6/15/09
10.98†	Change Order Number 3 to Engineering, Procurement & Construction Management Agreement, dated February 19, 2009, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.98	6/15/09

10.99†	Supply Agreement, dated as of February 26, 2009, by and between Hoku Materials, Inc. and Shanghai Alex New Energy Co., Ltd.	10-K	000-51458	10.99	6/15/09

10.100†	Amended & Restated Supply Agreement, dated as of February 26, 2009, by and between Hoku Materials, Inc and Jiangxi Jinko Solar Co., Ltd.	10-K	000-51458	10.100	6/15/09

10.101†	Amendment No. 2 to Second Amended & Restated Supply Agreement, dated as of March 26, 2009 by and between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited	10-K	000-51458	10.101	6/15/09

10.102†	Change Order Number 3 to Cost Plus Incentive Contract, dated March 27, 2009 by and between Hoku Materials, Inc. and JH Kelly LLC	10-K	000-51458	10.102	6/15/09

10.103†	Amended & Restated Supply Agreement, dated as of April 9, 2009, by and between Hoku Materials, Inc and Wealthy Rise International, Ltd.	10-K	000-51458	10.103	6/15/09

16.1	Letter regarding Change in Certifying Accountant pursuant to Item 304(a)(3) of Regulation S-K	8-K	000-51458	16.1	12/28/05

21.1	Subsidiaries of Hoku Scientific, Inc.					*

24.1	Power of Attorney (included in signature page)	10-K	000-51458	24.1	6/15/09

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	*

31.2	Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	*

†
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Amendment No. 1 to the Annual Report on Form 10-K and have been filed separately with the Securities and Exchange Commission.

+	Management contract, compensatory plan or arrangement.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOKU SCIENTIFIC, INC.

By:	/s/ DUSTIN M. S HINDO
Dustin M. Shindo
Chairman of the Board of Directors,
President and Chief Executive Officer

Date: July 29, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DUSTIN M. SHINDO	Chairman of the Board of Directors, President	July 29, 2009
and Chief Executive Officer (Principal Executive Officer)
Dustin M. Shindo

/s/ DARRYL S. NAKAMOTO	Chief Financial Officer, Treasurer and Secretary	July 29, 2009
(Principal Financial and Accounting Officer)
Darryl S. Nakamoto

*	Chief Technology Officer and Director	July 29, 2009

Karl M. Taft III

*	Director	July 29, 2009

Karl E. Stahlkopf

*	Director	July 29, 2009

Kenton T. Eldridge

*	Director	July 29, 2009

Dean K. Hirata

*By	/s/ DUSTIN M. SHINDO

Dustin M. Shindo
Attorney-in-Fact