Form 10-Q
period 2009-06-30
HOKU SCIENTIFIC INC
filed 2009-08-03
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

1288 Ala Moana Blvd., Ste. 220
Honolulu, Hawaii 96814
(Address of principal executive offices, including zip code)

(808) 682-7800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐   Yes     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer   ☒  Accelerated filer  ☐  Non-accelerated filer (Do not check if a smaller reporting company)
☐ Smaller reporting company

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No

Common Stock, par value $0.001 per share, outstanding as of July 15, 2009: 21,154,080

HOKU SCIENTIFIC, INC.
FORM 10-Q
For the Quarterly Period Ended June 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOKU SCIENTIFIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	March 31,
	2009	2009
	(unaudited)
Assets
Cash and cash equivalents	$12,348	$17,383
Inventory	353	1,549
Accounts receivable	615	420
Costs of uncompleted contracts	1,829	108
Other current assets	130	226

Total current assets	15,275	19,686
Property, plant and equipment, net	248,456	204,525

Total assets	$263,731	$224,211

Liabilities and Equity
Accounts payable and accrued expenses	$48,643	$38,191
Deferred revenue	1,130	784
Deposits- Hoku Solar	—	158
Deposits- Hoku Materials	1,800	375
Other current liabilities	461	446

Total current liabilities	52,034	39,954
Long-term debt (Deposits-Hoku Materials)	158,200	133,625

Total liabilities	210,234	173,579

Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued and outstanding as of June 30, 2009 and March 31, 2009.	—	—
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 21,139,079 and 21,092,079 shares as of June 30, 2009 and March 31, 2009, respectively.	21	21
Additional paid-in capital	65,940	65,780
Accumulated deficit	(16,074)	(15,169)
Total Hoku Scientific, Inc. shareholders’ equity	49,887	50,632
Noncontrolling interest	3,610	—
Total equity	53,497	50,632
Total liabilities and equity	$263,731	$224,211
See accompanying notes to consolidated financial statements.

HOKU SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	June 30,
	2009	2008
Service and license revenue	$74	$2,208
Cost of service and license revenue (1)	14	1,524
Gross margin	60	684
Operating expenses:
Selling, general and administrative (1)	1,064	1,244
	—	—
Total operating expenses	1,064	1,244
Loss from operations	(1,004)	(560)
Interest and other income	84	738
Net income (loss)	(920)	178
Net loss attributable to the noncontrolling interest	(15)	—
Net income (loss) attributable to Hoku Scientific, Inc.	$(905)	$178

Basic net income (loss) per share attributable to Hoku Scientific, Inc.	$(0.04)	$0.01

Diluted net income (loss) per share attributable to Hoku Scientific, Inc.	$(0.04)	$0.01

Shares used in computing above basic net income (loss) per share	21,009,383	19,711,917

Shares used in computing above diluted net income (loss) per share	21,009,383	20,055,606

(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$4	$4
Selling, general and administrative	160	464

See accompanying notes to consolidated financial statements.

HOKU SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss) attributable to Hoku Scientific, Inc.	$(905)	$178
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	56	36
Impairment of equipment held for sale	—	3
Stock-based compensation	143	468
Changes in operating assets and liabilities:
Accounts receivable	(195)	(831)
Costs of uncompleted contracts	(1,721)	12
Inventory	1,196	(866)
Property and equipment held for sale	—	26
Other current assets	96	558
Accounts payable and accrued operating expenses	(665)	5,477
Deposits- Hoku Solar	(158)	—
Deferred revenue	346	(12)
Other current liabilities	15	(1,069)
Net cash provided by (used in) operating activities	(1,792)	3,980

Cash flows from investing activities:
Proceeds from maturities of short-term investments	29	5,081
Decrease in restricted cash	—	634
Purchases of short-term investments	(29)	(6,082)
Acquisition of property and equipment	—	(26,180)
Payment of accounts payable and accrued capital expenditures	(32,853)	(2,934)
Net cash used in investing activities	(32,853)	(29,481)

Cash flows from financing activities:
Contributions from noncontrolling interest	3,610	—
Proceeds related to shelf registration stock sales	—	3,265
Costs related to shelf registration stock sales	—	(282)
Exercise of common stock options	—	5
Proceeds from long-term debt (Deposits-Hoku Materials)	26,000	—
Net cash provided by financing activities	29,610	2,988
Net decrease in cash and cash equivalents	(5,035)	(22,513)
Cash and cash equivalents at beginning of period	17,383	27,768
Cash and cash equivalents at end of period	$12,348	$5,255
Supplemental disclosure of non-cash investing activities:
Acquisition of property and equipment	$43,970	$8,464

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

(b) Basis of Presentation

The Company has incurred operating losses in recent years and as of June 30, 2009, has a working capital deficiency. The losses, in part, have occurred as the Company has directed its efforts to focus on the development of its polysilicon and PV installation businesses. The Company's current operating plan anticipates raising cash during the present fiscal year through a combination of debt and/or equity financing and polysilicon customer prepayments to enable the continued construction of the Company’s planned polysilicon production facility in Pocatello, Idaho. There have been delays in securing adequate financing, and should these delays continue, the Company may need to implement cost and expense reduction measures and other programs to generate cash that are not currently planned, but which would be responsive to the Company's liquidity requirements. In July 2009, the Company began curtailing construction at the Company’s planned polysilicon production facility. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and this does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Refer to Note 12 for further discussion of management’s plans and efforts related to the Company’s ability to continue as a going concern.

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and all of its wholly-owned subsidiaries, after elimination of significant intercompany amounts and transactions and Hoku Solar Power I LLC, as discussed further in Note 11.

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

(e) Revenue Recognition

Revenue from polysilicon and PV system installations is recognized in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition, when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectability of the arrangement fee is reasonably assured. PV system installation contracts may have several different phases with corresponding progress billings; however, revenue is recognized when the installation is complete.

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

Revenue from the sale of electricity generated from the Company’s PV systems is based on kilowatt usage and is recognized in accordance with its power purchase agreements, or PPAs, with the Hawaii State Department of Transportation.  Refer to Note 11 for further discussion.

The Company charges the appropriate Hawaii general excise tax to its customers. The taxes collected from sales are excluded from revenues and recorded as a payable.

(f) Cost of Uncompleted Contracts

Cost of uncompleted contracts represents services performed and/or materials used towards completing a customer contract. Based on the Company’s revenue recognition policy, these services and/or materials cannot be recognized as contract costs, and are deferred until the related revenue can be recognized. As of June 30 and March 31, 2009, cost of uncompleted contracts was $1,829,000 and $108,000, respectively, related to PV system installation contracts.

(g)  Guarantees and Indemnifications

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

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in that capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime. The Company has also entered into additional indemnification agreements with its officers and directors in connection with the initial public offering. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2009 and March 31, 2009.

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

(h) Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51, or SFAS 160. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements in the accounting treatment and financial reporting of noncontrolling interests. This standard is effective for financial statements issued for fiscal years and interim periods within those fiscal years, beginning on or after November 15, 2008 (i.e. April 1, 2009 for the Company).  The Company implemented SFAS 160, effective April 1, 2009 and its  adoption did not have a material impact on the consolidated financial statements.

In April 2009, the FASB Staff Position (FSP) amended SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amended APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  These amendments, or, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, became effective for interim reporting periods ending after June 15, 2009 (i.e., June 30, 2009 for the Company).  The  adoption of the FSP did not have a material impact on the disclosures to the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. The objective of SFAS 165 is to establish principles and requirements for subsequent events.  In particular, SFAS 165 specifies: a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and, c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  SFAS 165 became effective for interim or annual financial periods ending after June 15, 2009 (i.e., June 30, 2009 for the Company).  See required disclosure under SFAS 165 in Note 9.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162, or SFAS 168.  FAS 168 which is the FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 at which time the Codification will supersede all then existing non-SEC accounting and reporting standards.  FAS 162 which identified the sources of accounting principles and framework for selecting the principles used in preparing the financial statements of nongovernmental entities in conformity with GAAP will be replaced by FAS 168 as the Codification will modify the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.   The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.

(2) Fair Value of Assets and Liabilities

Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1–	Observable inputs such as quoted prices in active markets;

Level 2 –	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 –	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumption.

As of June 30, 2009, the Company held the following assets that are required to be measured at fair value on a recurring basis
(in thousands):

	Fair Value Measurements as of June 30, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents	$9,386	$9,386	$—	$—
Total assets measured at fair value	$9,386	$9,386	$—	$—

(3) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	June 30, 2009	March 31, 2009
	(in thousands)
Construction in progress – Idaho plant and equipment	$242,862	$199,338
Photovoltaic systems – Hoku Solar Power I, LLC	5,559	5,096
Production equipment	108	108
Office equipment and furniture	115	115
Automobile	98	98
	248,742	204,755
Less accumulated depreciation and amortization	(286)	(230)

Property, plant and equipment, net	$248,456	$204,525

In assessing the recoverability of its long-lived assets, the Company compared the carrying value to the undiscounted future cash flows the assets are expected to generate. During the three months ended June 30, 2009, the Company had no write-down of its assets.  Over the next twelve months, the Company may have insufficient cash to meet all of its obligations as they come due. The Company has already modified payment terms in purchase orders with more than twenty of its vendors to structure payment plans for amounts past due and to be invoiced in the future. In the event the Company is unable to meet its obligations under payment plans and other agreements, the Company may request that its vendors forebear from enforcing one or more of their rights under their respective agreements. There are no assurances that any of the Company’s vendors will agree to forebear or otherwise make any concessions under their respective agreements. If any of the Company’s vendors seek to enforce the Company’s obligations under these agreements that it is unable to perform, which could include asserting and/or foreclosing on materialman’s and laborer’s liens on the Pocatello facility, or taking other legal action, it could materially harm the Company’s business, financial condition and results of operations and the Company may be forced to delay, alter or abandon its planned business operations, which could have a material adverse effect on the Company’s ability to continue as a going concern and the recoverability of its long-lived assets.

(4) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following (in thousands of dollars):

	June 30,	March 31,
	2009	2009
Capital expenditures	$48,399	$37,282
Operating expenditures	244	909
Total accounts payable and accrued expenses	$48,643	$38,191

The capital expenditures pertain primarily to the Idaho plant and equipment additions that the Company is currently constructing in Pocatello, Idaho.

(5) Long-term Debt (Deposits- Hoku Materials)

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

As of June 30 and March 31, 2009, the Company had $160 million and $134 million, respectively, related to prepayments received under the various polysilicon supply agreements.  The prepaid amounts that are expected to be applied to future product deliveries after June 30, 2010 have been reflected in the consolidated balance sheets as long-term debt (deposits- Hoku Materials) in the consolidated balance sheets.

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

The following is a summary of prepayments received as of June 30, 2009:

Customer	Prepayment
(in thousands)
Wuxi Suntech Power Co., Ltd.	$2,000
Solarfun Power Hong Kong Ltd.	37,000
Tianwei New Energy (Chengdu) Wafer Co., Ltd.	79,000
Jianxi Jinko Solar Co., Ltd.	18,000
Shanghai Alex New Energy Co., Ltd.	17,000
Wealthy Rise International, Ltd. (Solargiga)	7,000

$160,000

  Based on existing terms of the various long-term polysilicon supply agreements as of June 30, 2009, the $160 million of customer prepayments would be credited against future product deliveries as follows:

Application of
Customer Deposit
June 30 Ending	(in thousands)
2010	$1,800
2011	17,230
2012	22,856
2013	22,556
2014	22,256
Thereafter	73,302
$160,000

(6) Total Equity

Changes in total equity for the three months ended June 30, 2009 were as follows (in thousands):

	Hoku Scientific, Inc. Shareholders
		Additional
	Common	Paid-in	Accumulated	Noncontrolling	Total	Comprehensive
	Stock	Capital	Deficit	Interest	Equity	Loss
Balance as of March 31, 2009	$21	$65,780	$(15,169)	$-	$50,632	$-
Contributions from noncontrolling interest				3,625	3,625
Net loss			(905)	(15)	(920)	(920)
Stock-based compensation		111			111
Grants of stock awards		49			49
Balance as of June 30, 2009	$21	$65,940	$(16,074)	$3,610	$53,497	$(920)

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

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company also records a valuation allowance to reduce deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company continues to provide a valuation allowance against its net deferred tax assets as of June 30, 2009.

(8) Net Income (Loss) per Share

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

The following table sets forth the computation of basic and diluted net income (loss) per share, including the reconciliation of the denominator used in the computation of basic and diluted net loss per share:

	Three Months Ended June 30,
	2009	2008

Numerator:
Net income (loss) attributable to Hoku Scientific, Inc.	$(905)	$178
Denominator:
Weighted average shares of common stock (basic)	21,009,383	19,711,917
Effect of Dilutive Securities
Add:
Weighted average stock options	—	343,689

Weighted average shares of common stock (diluted)	21,009,383	20,055,606

Basic net income (loss) per share attributable to Hoku Scientific, Inc.	$(0.04)	$0.01

Diluted net income (loss) per share attributable to Hoku Scientific, Inc.	$(0.04)	$0.01

The basic weighted average shares of common stock for the three months ended June 30, 2009 and 2008 excludes unvested restricted shares of common stock.

During the three months ended June 30, 2009, potential dilutive securities included options to purchase 143,010 shares of common stock at prices ranging from $.075 to $.525 per share. During the three months ended June 30, 2009, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share, due to the Company’s net loss for the periods.

(9) Commitments, Contingencies and Purchase Obligations

Stone & Webster, Inc. In August 2007, the Company entered into an Engineering, Procurement and Construction Management Contract with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering, procurement, and construction management services for the construction of its polysilicon production plant, which was amended in October 2007 by Change Order No. 1, again in April 2008 by Change Order No. 2, and again by Change Order No. 3 in February 2009, which are collectively the S&W Engineering Agreement. Under the S&W Engineering Agreement, S&W is to provide all engineering and procurement services necessary to complete the design and planning for construction of the Company’s polysilicon plant. S&W is to be paid on a time and materials basis plus a fee for its services and incentives if certain schedule and cost targets are met. The target cost for the services to be provided under the S&W Engineering Agreement is $50 million.

During the three months ended June 30, 2009, the Company made payments to S&W of $12.1 million, and through June 30, 2009, it had paid S&W an aggregate amount of $44.1 million.

JH Kelly LLC. In August 2007, the Company entered into a Cost Plus Incentive Contract with JH Kelly LLC, or JH Kelly, for construction services for the construction of its planned polysilicon production plant, which was amended in October 2007, by Change Order No. 1, again in April 2008 by Change Order No. 2, and again in March 2009 by Change Order No. 3, which are collectively the JH Kelly Construction Agreement. Under the JH Kelly Construction Agreement, JH Kelly agreed to provide the construction services as the Company’s general contractor for the construction of its polysilicon plant with production capacity of 4,000 metric tons per year. The target cost for the services to be provided under the JH Kelly Construction Agreement is $145 million, including up to $5.0 million of incentives that may be payable.  During the three months ended June 30, 2009, the Company made payments to JH Kelly of $6.1 million, and through June 30, 2009, the Company had paid JH Kelly an aggregate amount of $51.7 million.

Dynamic Engineering Inc. In October 2007, the Company entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license, for the process to produce and purify trichlorosilane, or TCS. Under the agreement with Dynamic, or the Dynamic Agreement, Dynamic is obligated to design and engineer a TCS production facility that is capable of producing 20,000 metric tons of TCS for the Company’s planned 4,000 metric tons per year polysilicon production plant. The Dynamic process is to be integrated by S&W into the overall polysilicon production facility, and will be constructed by JH Kelly. Under the Dynamic Agreement, Dynamic's engineering services are provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that the Company may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the completed facility, and has agreed to indemnify the Company for any third-party claims of intellectual property infringement.  During the three months ended June 30, 2009, the Company made payments to Dynamic of $875,000, and through June 30, 2009, the Company had paid Dynamic an aggregate amount of $5.6 million.

GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd.    The Company entered into a contract with GEC Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase and sale of 16 hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, the Company will pay up to a total of 20.9 million Euros for the reactors. The reactors are designed and engineered to produce approximately 2,000 metric tons of polysilicon per year. The term of the contract extends until the end of the first month after the expiration date of the warranty period, but may be terminated earlier under certain circumstances. During the three months ended June 30 2009, no payments were made to GEC and MSA; the Company paid GEC and MSA an aggregate amount of 15.2 million Euros or $22.3 million through June 30, 2009.

In January 2009, the Company received the first shipment of six hydrogen reduction reactors, three hydrogenation reactors, and related equipment from GEC and MSA, at its facility in Pocatello, Idaho, and all of these polysilicon reactors have been assembled and put into place on the Company’s production floor. The reactors are the first units to arrive in Pocatello out of a planned total order of 28. The next shipment of 10 polysilicon reactors and related equipment is scheduled to arrive at the Company’s facility no later than the third quarter of fiscal 2009, subject to its payment of an additional $1.54 million.

The Company is in discussions with GEC to purchase additional 12 reactors necessary for its planned annual capacity of 4,000 metric tons of polysilicon.  The cost of these additional reactors is not expected to be greater than 20.9 million Euros.

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

In September 2008, the Company amended and restated the Idaho Power Agreement by entering into an Amended and Restated Agreement for Construction of the Hoku Electric Substation and Associated Facilities, or the Amended Idaho Power Agreement. Under the Amended Idaho Power Agreement, Idaho Power agreed to construct an electric substation and associated transmission facilities with an increased capacity beyond what was provided for in the original Idaho Power Agreement. Idaho Power estimates that the costs of construction under the Amended Idaho Power Agreement will increase to $16.5 million. The Amended Idaho Power Agreement also provides that upon completion of construction, there will be a true-up of actual construction costs, so that either the Company will be refunded any monies it has paid to Idaho Power over and above the actual costs of construction, or the Company will pay Idaho Power any additional construction costs beyond the original amount. Pursuant to the Amended Idaho Power Agreement, no payments were made to Idaho Power for the three months ended June 30, 2009; the Company paid Idaho Power Company an aggregate amount of $17.5 million through June 30, 2009, which includes $917,000 paid to Idaho Power pursuant to a separate engineering services agreement.

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

In June 2009, the Company entered into an Amended and Restated Electric Service Agreement, or the Amended Agreement, with Idaho Power which amends and restates the ESA in its entirety.  The Amended Agreement has been filed with the Idaho Public Utilities Commission, or PUC, and is conditioned and effective only upon approval by the PUC.  The Amended Agreement, if approved by the PUC, would extend by six months the date upon which the Company is obligated to begin purchasing prescribed amounts of electricity from Idaho Power, from June 1, 2009, to December 1, 2009, as well as extending the initial term of the ESA to December 2013.  Prior to the December 1, 2009 effective date of the Amended Agreement, electricity is to be provided to the Company by Idaho Power at the current Schedule 19T tariff rate.

AEG Power Solutions USA Inc. (formerly known as Saft Power Systems USA, Inc.). In March 2008, the Company entered into an agreement with AEG Power Solutions USA Inc., or AEG, formerly known as Saft Power Systems USA, Inc., which was subsequently amended in May 2009, or the AEG Agreement, for the purchase and sale of thyroboxes, earth fault detection systems, and related technical documentation and services, or the Deliverables. Under the AEG Agreement, AEG was obligated to manufacture and deliver the Deliverables, which are used as the power supplies for the polysilicon deposition reactors to be used in the Company’s planned polysilicon production plant.  The total fees payable to AEG for all Deliverables under the AEG Agreement is approximately $13 million. During the three months ended June 30, 2009, the Company made payments to AEG of $1.0 million, and through June 30, 2009, the Company paid AEG an aggregate amount of $6.2 million.

Polymet Alloys, Inc. In November 2008, the Company entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to the Company for use in its planned polysilicon production facility in Pocatello, Idaho. In May 2009, the Company entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  The term of the agreement is three years, commencing in 2010. Each year during the term of the agreement, Polymet agreed to sell to the Company, and the Company agreed to purchase from Polymet, no less than 65% of the Company’s annual silicon metal requirement.  Pricing is to be negotiated for each year of the agreement; however, if the parties are unable to agree on pricing for any year, or the Company has agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom the Company may seek to purchase silicon metal.  Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of June 30, 2009, the Company has not made any payments to Polymet.

PVA Tepla Danmark. In April 2008, the Company entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for the Company’s planned 4,000 metric tons per year polysilicon production plant. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to the Company’s end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total fees payable to PVA is approximately $6 million, which is payable in four installments, the first of which was made in August 2008. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.  No payments were made to PVA during the three months ended June 30, 2009; the Company paid PVA an aggregate amount of $1.9 million through June 30, 2009.

BHS Acquisitions, LLC. In November 2008, the Company entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, to the Company for use in its planned polysilicon production facility in Pocatello, Idaho. The term of the agreement is eight years beginning on the date on which the first shipment of product is delivered. Each year during the term of the agreement, BHS has agreed to sell to the Company, and the Company has agreed to purchase from BHS, specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are scheduled to begin no later than January 2010, and the aggregate net value of the HCl to be purchased by the Company under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of June 30, 2009, the Company has not made any payments to BHS.

In July 2009, two of the Company’s vendors recorded mechanics lien claims on the Company’s real property and improvements in Pocatello, Idaho. The lien claims relate to an aggregate amount of approximately $14 million that vendors claim are owed for labor, materials, equipment and/or services used in the construction of the polysilicon manufacturing facility.  One of the vendors has threatened to foreclose on the lien if prompt payment is not made.

The Company has considered subsequent events through August 3, 2009 in preparing the June 30, 2009 Consolidated Financial Statements (Unaudited).

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

	Three Months Ended June 30,
	2009	2008
Revenue:
Hoku Fuel Cells	$—	$—
Hoku Solar	74	2,208
Hoku Materials	—	—

Total consolidated revenue	$74	$2,208

	Three Months Ended June 30,
	2009	2008
Income (loss) from operations:
Hoku Fuel Cells	$2	$(11)
Hoku Solar	(349)	149
Hoku Materials	(657)	(698)

Total consolidated loss from operations	$(1,004)	$(560)

The reconciliation of segment operating results to the Company’s consolidated totals was as follows:

	Three Months Ended June 30,
	2009	2008
Consolidated loss from operations	$(1,004)	$(560)
Interest and other income	84	738
Net loss attributable to noncontrolling interest	(15)

Net income (loss) attributable to Hoku Scientific, Inc.	$(905)	$178

The Company allocates its assets to its business units based on the primary business units benefiting from the assets.  Unallocated assets are composed primarily of cash and cash equivalents and other current assets.

	June 30, 2009	March 31, 2009
	(amounts in thousands)
Identifiable assets:
Hoku Solar	$12,507	$9,738
Hoku Materials	245,503	199,473
Unallocated assets	5,721	15,000

	$263,731	$224,211

(11) Hoku Solar Power I LLC

In December 2008, the Company and UFA Renewable Energy Fund I, LLC, a Delaware limited liability company, or UFA established and capitalized Hoku Solar Power I, LLC, a California limited liability company, or Power I. Under the terms of the Power I Operating Agreement by and between the Company and UFA, or the Operating Agreement, the Company assigned its power purchase agreements, or PPAs, to Power I, which was created to own and operate each PV system and which will sell the electricity generated by the PV systems to the Hawaii State Department of Transportation, or DOT, at predetermined contract rates.  Under the terms of the PPAs, Power I is permitted to install, maintain and operate each of the seven planned energy systems on DOT facilities over a term of 20 years, commencing on the date that the system is operational for energy to be delivered to DOT.  As of June 30, 2009, all seven PV systems have been completed and transferred to Power I.  The Company has determined that certain provisions of the PPAs require that the agreements be accounted for as leases in accordance with EITF 01-8-Determining Whether an Arrangement Contains a Lease and accordingly has accounted for the PPAs as operating leases in accordance with FAS No. 13- Accounting for Leases.

In connection with the Operating Agreement, the Company also entered into a Guaranty by and among Power I, UFA, Firstar Development LLC, a Delaware limited liability company and the Company, or the Guaranty, whereby the Company has guaranteed certain obligations set forth in the Operating Agreement. The terms of the Operating Agreement and Guaranty provide for specific limitations on the losses that may be realized by UFA.  In addition to other limitations described above, the Company is required to fund any excess development costs and any operating deficits of Power I.  Also, UFA’s expected residual return from Power I is capped pursuant to the Operating Agreement. The Company has evaluated certain provisions of the Operating Agreement and the related accounting treatment in accordance with FIN46R- Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements as it concerns the consolidation of certain entities in which (a) the equity investment at risk does not provide its holders with the characteristics of a controlling financial interest or (b) the equity investments at risk is not sufficient for the entity to finance its activities without additional subordinated financial support. For such entities, a controlling financial interest cannot be identified based upon voting equity interests. FIN 46R refers to such entities as variable interest entities, or VIEs and requires consolidation of a VIE by its primary beneficiary. The primary beneficiary is the entity, if any, that will absorb a majority of the VIE’s expected losses, receive a majority of its expected residual returns, or both, as a result of holding variable interests.  The Company has determined that Power I is a VIE and that certain provisions of the Operating Agreement deem it to be the primary beneficiary of Power I.  Consequently, in accordance with FIN 46R, the financial and operating results of Power I are consolidated with the Company’s financials as of June 30, 2009 and included in the Hoku Solar business segment of operations.

In December 2008, the Company and Power I entered into a Development Services Agreement, or the Development Agreement, pursuant to which the Company agreed to construct, install, develop and commission the PV systems on behalf of Power I.  The Company also agreed to operate and maintain the systems pursuant to the terms and conditions of the Purchase and Sale and Operation and Maintenance Agreement entered into between the Company and Power I. Each system was transferred to Power I prior to the commencement of commercial operation. As of June 30, 2009, installation of all seven PV systems was completed and the DOT has provided letters of system acceptances on each of the PV systems, acknowledging that various system requirements, including but not limited to: system completion, permit certification, and energy capacity, have been satisfied in accordance with the provisions of the PPA.  As of May 2009 all of these PV systems are operational. During the three months ended June 30, 2009, the Company recognized $72,000  in revenue from the operations of Power I.

(12) Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations principally through both registered and unregistered offerings of its securities and prepayments on its long-term polysilicon contracts. Even if the Company is successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and its existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), the Company will still need to seek additional financing to complete  its polysilicon production facility currently under construction. As of June 30, 2009, the Company had cash and cash equivalents on hand of $12.3 million and short term liabilities of $52.0 million. Consequently, there is substantial doubt that the Company will have sufficient cash to meet all of its obligations as they come due through at least June 30, 2010. The Company does not expect to generate significant revenue until it successfully commences the manufacture and shipment of polysilicon and begins meeting the obligations under the Company’s supply contracts. If the Company is unable to secure additional long-term supply contracts and prepayments, assuming the cost to construct and equip the plant does not exceed $390 million and that all of the Company’s existing customers make their prepayments when due, the amount the Company will need to raise could be as much as $106 million ($121 million if the New Amendment (defined below) to the Amended Suntech Supply Agreement (defined below) becomes effective).  If the Company is unable to secure additional long-term supply contracts and prepayments, if for any reason (e.g. contract amendment, termination, breach, etc.) one or more of the Company’s polysilicon supply customers do not pay the full amount of the prepayments to which they are presently committed and/or if the actual cost to complete the plant is more than $390 million, the amount the Company will need to raise could exceed $106 million (the amount could exceed $121 million if the New Amendment (defined below) to the Amended Suntech Supply Agreement (defined below) becomes effective). The Company previously intended to finance the construction of its polysilicon production facility through project financing; however, as of July 2009, the Company believes it will need to raise additional capital through other means for the procurement and construction of the Company’s polysilicon manufacturing facility.

The Company’s ability to continue as a going concern depends on its ability to raise debt or equity financing, increase revenues and reduce expenses. The Company has already modified payment terms in purchase orders with more than twenty of its vendors to structure payment plans for amounts past due and to be invoiced in the future. The Company’s management continues to evaluate a variety of alternatives to raise capital and manage the Company’s liquidity.  These alternatives include, without limitation:

•	debt financing, including financing that is guaranteed by a private third party;

•	one or more or equity offerings, including an offering of stock the Company previously registered with the Securities and Exchange Commission on Form S-3;

•	prepayments for product to be delivered under new long-term polysilicon supply contracts;

•	government funding from grants and/or loan guarantees;

•	further extending the construction schedule and payment plans with vendors; and/or

•	consummating a transaction which could result in a change of control.

In addition to the foregoing alternatives, the Company has retained Deutsche Bank Securities, Inc., as its financial advisor to seek a possible sale of Hoku Scientific or Hoku Materials. There are no assurances that the Company will be successful in executing any of the foregoing options. If the Company is unable to raise capital and manage its liquidity, there is substantial doubt that the Company will be able to continue as a going concern through at least June 30, 2010. The inability to continue as a going concern could result in an orderly wind-down of the Company or other potential forms of restructuring.

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

•
the ability of Stone & Webster, Inc., JH Kelly LLC, GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., AEG Power Solutions USA Inc., formerly known as Saft Power Systems USA, Inc., PVA Tepla Danmark, Polymet Alloys, Inc., BHS Acquisitions, LLC and our other vendors, contractors and consultants to meet the delivery schedules and other terms in their respective agreements with us;

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

•	our forecasted revenue from the potential future sale of polysilicon;

•	our ability to complete photovoltaic system installations, including potential future installations with The James Campbell Company;

•	our ability to offer pricing for photovoltaic system installations that is competitive with competing products and installation providers;

•	the performance and durability of the photovoltaic systems we install;

•	the cost to procure and install photovoltaic systems;

•	our ability to offer pricing that is competitive with competing products and expected future revenue from the photovoltaic system installation business;

•	our expectations regarding the potential size and growth of photovoltaic system installations and polysilicon markets in general and our revenues in particular;

•	our expectations regarding the market acceptance of our products;

•	our future financial performance;

•	our business strategy and plans; and

•	objectives of our management for future operations.

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

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and with our financial statements and notes thereto for the fiscal year ended March 31, 2009, contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 15, 2009.

Overview

Hoku Scientific, Inc. is a materials science company focused on clean energy technologies. We were incorporated in Hawaii in March 2001, as Pacific Energy Group, Inc. In July 2001, we changed our name to Hoku Scientific, Inc. In December 2004, we were reincorporated in Delaware.

Recent Developments Related to Liquidity and Capital Resources

We have incurred significant net losses since inception and we have relied on our ability to fund our operations principally through both registered and unregistered offerings of our securities and prepayments on long-term polysilicon contracts. Even if we are successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and our existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), we will still need to seek additional financing to complete our polysilicon production facility currently under construction. As of June 30, 2009, we had cash and cash equivalents on hand of $12.3 million and short term liabilities of $52.0 million. Consequently, there is substantial doubt that we will have sufficient cash to meet all of our obligations as they come due through at least June 30, 2010. We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts. If we are unable to secure additional long-term supply contracts and prepayments, assuming the cost to construct and equip the plant is $390 million and that all of our existing customers make their prepayments, the amount we will need to raise could be as much as $106 million ($121 million if the New Amendment, defined below) to the Amended Suntech Supply Agreement (defined below) becomes effective). See Amendment to First Amended and Restated Supply Agreement with Wuxi Suntech Power Co., Ltd. If we are unable to secure additional long-term supply contracts and prepayments, if for any reason (e.g. contract amendment, termination, breach, etc.) one or more of our polysilicon supply customers do not pay the full amount of the prepayments to which they are presently committed and/or if the actual cost to complete the plant is more than $390 million, the amount we will need to raise could exceed $106 million (the amount could exceed $121 million if the New Amendment, defined below) to the Amended Suntech Supply Agreement (defined below) becomes effective). See Amendment to First Amended and Restated Supply Agreement with Wuxi Suntech Power Co., Ltd.  We previously intended to finance the construction of our polysilicon production facility through project financing; however, as of July 2009, we believe we will need to raise additional capital through other means for the procurement and construction of our polysilicon manufacturing facility.

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

In addition to the foregoing alternatives, we have retained Deutsche Bank Securities, Inc., as our financial advisor to seek a possible sale of Hoku Scientific or Hoku Materials. There are no assurances that we will be successful in executing any of these alternatives. If we are unable to raise capital and manage our liquidity, there is substantial doubt that we will be able to continue as a going concern through at least June 30, 2010. The inability to continue as a going concern could result in an orderly wind-down of our business or other potential forms of restructuring.

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

Construction Update

Amendments to our supply contracts and delayed receipt of prepayments also resulted in modification to our construction schedule for our polysilicon production facility. In July 2009, we announced that we would begin issuing orders for a temporary slowdown of construction and procurement activity at the polysilicon production facility currently under development in Pocatello, Idaho.  Subject to securing the necessary financing, we believe that we still have sufficient time to ramp-up our construction in order to commence operations in the second half of calendar year 2009, and to reach full operating capacity in the first half of calendar year 2010. Once our plant is operating at full capacity, we expect that we will be able to meet the annual delivery requirements in our seven existing polysilicon sales contracts. In addition, we have approximately 600 to 800 metric tons of unallocated annual polysilicon production capacity from our planned production output of 4,000 metric tons per year, which may be sold under one or more new long-term contracts, reserved for strategic purposes, or sold on the spot market. If this polysilicon is sold under one or more long-term contracts, such sales, if any, may provide additional prepayments that could potentially reduce the amount of additional financing needed.

In July 2009, we also announced that we are in discussions with several strategic and financial investors regarding debt and equity financing and that, in addition to seeking debt and equity alternatives, we have retained Deutsche Bank Securities, Inc. as our financial advisor to seek a possible sale of Hoku Scientific or Hoku Materials.  There are no assurances, however, that we will be successful in securing any additional financing or executing a merger or acquisition transaction.

Polysilicon Supply Agreements

Amendment No. 3 to Supply Agreement No. 1 with Tianwei New Energy (Chengdu) Wafer Co., Ltd.

Effective June 2009, we entered into Amendment No. 3 to Supply Agreement No. 1, or Amendment No. 3, with Tianwei New Energy (Chengdu) Wafer Co., Ltd., or Tianwei.  Pursuant to Amendment No. 3, we (a) reduced the volume of polysilicon that we are required to deliver to Tianwei during calendar year 2009, (b) revised the schedule pursuant to which prepayments will be credited against polysilicon shipments, (c) revised the rates to be charged to Tianwei for certain supplies of polysilicon to be sold over the ten-year term, and (d) modified the volume and pricing of any excess, unallocated polysilicon that Tianwei will hold a right of first refusal to purchase during the first quarter of calendar year 2010.  Under Amendment No. 3, the total revenue for the polysilicon to be sold by us to Tianwei has been modified such that up to approximately $260 million may be payable to us during the ten-year term (exclusive of amounts Tianwei may purchase pursuant to its right of first refusal), subject to product deliveries and other conditions.  Assuming that Tianwei does not purchase additional polysilicon in the first quarter of calendar year 2010, the amount payable to us under Amendment No. 3 represents an 8% reduction in revenue from the approximately $284 million that would have been payable to us before the amendment over the same ten-year period.  The amount payable to us if Tianwei exercises its right will depend on the prices at which we are otherwise able to sell polysilicon on the spot market at that time.

Amendment No. 2 to Supply Agreement No. 2 with Tianwei New Energy (Chengdu) Wafer Co., Ltd.

Effective June 2009, we entered into Amendment No. 2 to Supply Agreement No. 2 with Tianwei, or Amendment No. 2. Pursuant to Amendment No. 2, we (a) eliminated the amount of additional polysilicon that we were required to deliver to Tianwei in calendar years 2009 and 2010, (b) revised the rates to be charged to Tianwei for certain supplies of polysilicon to be sold over the ten-year term of Supply Agreement No. 2, and (c) revised the schedule pursuant to which prepayments will be credited against polysilicon shipments. Under Amendment No. 2, the total revenue for the polysilicon to be sold by us to Tianwei has been reduced such that up to approximately $208 million may be payable to us during the ten-year term, subject to product deliveries and other conditions.  This represents an 8% reduction in revenue from the approximately $227 million that would have been payable under the Supply Agreement No. 2 over the same ten-year period.

Amendment to First Amended and Restated Supply Agreement with Wuxi Suntech Power Co., Ltd.

In June 2007, we entered into a supply agreement with Wuxi Suntech Power Co., Ltd., or Suntech, for the sale and delivery of polysilicon to Suntech over a ten-year period beginning in July 2009, or the Suntech Supply Agreement.  In May 2008, Hoku Materials and Suntech entered into a First Amended and Restated Suntech Supply Agreement, or the Amended Suntech Supply Agreement. In July 2009, Hoku Materials and Suntech entered into an amendment to the Amended Suntech Supply Agreement, or the New Amendment, as described below.

Under the terms of the New Amendment, Suntech agreed to waive the following rights:

•
Its right to enforce the obligation of Hoku Materials to complete the TCS Demonstration (as defined in the Suntech Supply Agreement) by December 31, 2009, or the TCS Final Date.  Suntech’s waiver will expire on December 31, 2010, with the result that if we have not completed the TCS Demonstration by that date, we will be in breach of our obligation to complete the TCS Demonstration.

•
Its right to enforce the obligation of Hoku Materials to complete the Test Demonstration (as defined in the Suntech Supply Agreement) by September 30, 2009, or the Demo Final Date.  Suntech’s waiver will expire on December 31, 2009, with the result that if we have not completed the Test Demonstration by that date, we will be in breach of our obligation to complete the Test Demonstration.

•
Its right to enforce the obligation of Hoku Materials to complete the Shipment Milestone (as defined in the Suntech Supply Agreement) by December 31, 2009, or the Shipment Final Date.  Suntech’s waiver will expire on March 31, 2010, with the result that if we have not completed the Shipment Milestone by that date, we will be in breach of our obligation to complete the Shipment Milestone.

In exchange for the Suntech waivers described above, we agreed to waive our right to payment of the TCS Demonstration Installment and, as a result, the Total Deposit has been reduced by $15 million to $32 million.  In addition, we authorized Suntech to replace its $45 million Stand-by Letter of Credit, which was cash-collateralized and issued by ABN AMRO AV, with a $30 million stand-by letter of credit issued by a bank in China, which may be collateralized with non-cash assets.

The New Amendment becomes effective only if, and when, either we or Hoku Materials enters into a definitive agreement with a third party that would result in the sale of all or substantially all of our stock or assets or the stock or assets of Hoku Materials, the sale of a majority interest in us or in Hoku Materials, or our merger, acquisition or consolidation, or the merger, acquisition or consolidation of Hoku Materials, that results in a change of control of either company, by or before December 31, 2009, and the closing of such transaction occurs on or before March 31, 2010.

In the event that these dates are not met, Suntech may then claim that Hoku Materials is in breach as of such date of its obligation to complete the TCS Demonstration, the Test Demonstration or the Shipment Milestone by the TCS Final Date, the Test Final Date, or the Shipment Final Date, (as each of the foregoing items are defined in the Suntech Supply Agreement) as applicable, notwithstanding the foregoing waiver, unless Suntech chooses in its discretion to extend the waiver for an additional period of time.

During the three months ended June 30, 2009, Hoku Materials incurred an operating loss of $657,000 in expenses, which mainly consists of payroll, travel expenses, and professional fees. In addition, as of June 30, 2009, Hoku Materials has capitalized $242.9 million related to construction costs for the Idaho plant and received $160 million in customer deposits as prepayments on long-term polysilicon supply agreements.

Extension of Time to Make Payment

Effective July 22, 2009, we granted to Wealthy Rise International, Ltd., or Wealthy Rise, an extension of time, or the Extension, to make the First Prepayment and the Second Prepayment (as each of those terms are defined in the Amended and Restated Supply Agreement dated April 2, 2009, or the Agreement).  We had previously extended the date upon which Wealthy Rise was required to make the First Prepayment to July 22, 2009.  Pursuant to the Extension, the date on which each of the First Prepayment and Second Prepayment is due has been extended from July 22, 2009 and August 10, 2009, respectively, to the earlier of August 24, 2009, or the date on which we and Wealthy Rise enter into a definitive amendment to the Agreement pursuant to which the schedule and conditions for Wealthy Rise’s prepayments would be adjusted.

Hoku Solar

We incorporated Hoku Solar to design, engineer and install PV systems and related services. Due to the change in our business strategy of  not manufacturing solar modules along with the downsizing of our fuel cell business, we sold our land and facility in Kapolei, Hawaii in December 2008 and relocated to separate leased warehouse and office spaces on the island of Oahu, Hawaii.

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

In December 2008, we entered into a Development Services Agreement with Power I, or the Development Agreement, pursuant to which we agreed to construct, install, develop and commission the PV systems on behalf of Power I.  We also agreed to operate and maintain the systems pursuant to the terms and conditions of the Purchase and Sale and Operation and Maintenance Agreement entered into between us and Power I in December 2008. As of June 30, 2009, each system was transferred to Power I prior to the commencement of commercial operation and the DOT has provided letters of system acceptances on each of the seven PV systems, acknowledging that various system requirements, including but not limited to: system completion, permit certification, and energy capacity, have been satisfied in accordance with the provisions of the PPA. All systems became operational at the end of April 2009.

During the three months ended June 30, 2009, Hoku Solar incurred an operating loss of $349,000, primarily reflecting the operational focus on completing the installation and system acceptance of the seven PV systems for Power I which were all placed in service at the end of April 2009 and began generating PPA revenues in May 2009.

Hoku Fuel Cells

Under the name Hoku Fuel Cells, we operate our fuel cell business, which has designed, developed and manufactured membranes and membrane electrode assemblies, or MEAs, for proton exchange membrane, or PEM, fuel cells. Hoku MEAs are designed for the residential primary power, commercial back-up, and automotive hydrogen fuel cell markets. To date, none of our customers have commercially deployed products incorporating Hoku MEAs or Hoku Membranes, and we have not sold any products commercially. We do not have any current material fuel cell contracts.

We intend to selectively pursue patent applications in order to protect our technology, inventions and improvements related to our fuel cell products; however, we do not currently plan on actively pursuing any new contracts or committing material resources to further develop our fuel cell products.

During the three months ended June 30, 2009, Hoku Fuel Cells incurred an operating profit of $2,000, reflecting a credit from legal related expense that were previously incurred.

Financial Operations Review

During the three months ended June 30, 2009, we derived all of our revenue through PV system installation and ancillary services related to Hoku Solar. We expect that all of our revenue will be derived through PV system installations and the sale of electricity until the first half of calendar year 2010, when Hoku Materials is expected to generate revenue through the sale of polysilicon.

Hoku Solar

During the three months ended June 30, 2009, substantially all of our revenue was comprised of commercial PV system installations and other related services. Our revenue was $74,000 primarily from our PPA agreements with the DOT.

Consolidated Results of Operations

The following analysis of the unaudited consolidated financial condition and results of operations of Hoku Scientific, Inc. and its subsidiaries should be read in conjunction with the consolidated financial statements and the related notes thereto in this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2009 and 2008

Revenue. Revenue was $74,000 for the three months ended June 30, 2009, compared to $2.2 million for the same period in 2008. Revenue for the three months ended June 30, 2009 and 2008, respectively, was comprised of PV system installations and related services.

Cost of Service and License Revenue. Cost of service and license revenue was $14,000 for the three months ended June 30, 2009 compared to $1.5 million for the same period in 2008. Cost of service and license revenue primarily consisted of employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.1 million for the three months ended June 30, 2009, compared to $1.2 million for the same period in 2008. The decrease of $180,000 was primarily due to a decrease in stock-based compensation of $326,000 offset by an increase in employee compensation of $165,000.

Interest and Other Income. Interest and other income was $84,000 for the three months ended June 30, 2009, compared to $738,000 for the same period in 2008. The decrease of $654,000 was primarily due to the losses related to our foreign currency (Euro) forward contracts of $501,000 in 2008 and a reduction in interest income of $179,000.

Liquidity and Capital Resources

We have incurred significant net losses since inception and we have relied on our ability to fund our operations principally through both registered and unregistered offerings of our securities and prepayments on long-term polysilicon contracts. Even if we are successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and our existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), we will still need to seek additional financing to complete our polysilicon production facility currently under construction. As of June 30, 2009, we had cash and cash equivalents on hand of $12.3 million and short-term liabilities of $52.0 million. Consequently, there is substantial doubt that we will have sufficient cash to meet all of our obligations as they come due through at least June 30, 2010.

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

In addition to the foregoing alternatives, we have retained Deutsche Bank Securities, Inc., as our financial advisor to seek a possible sale of Hoku Scientific or Hoku Materials.  There are no assurances that we will be successful in executing any of the foregoing options. If we are unable to raise capital and manage our liquidity, there is substantial doubt that we will be able to continue as a going concern through at least June 30, 2010. The inability to continue as a going concern could result in an orderly wind-down or other potential forms of restructuring.

We had net income for fiscal 2006; however, we incurred cumulative net losses since our inception through June 30, 2009. As of June 30, 2009, we had an accumulated deficit of $16.1 million. Hoku Materials does not currently generate any revenue and we do not anticipate revenue from Hoku Materials until the second half of calendar year 2009.  During the three months ended June 30, 2009, our revenue was primarily from PV system installations and related services primarily from Hoku Solar contracts.  At this time, we do not believe we will receive any meaningful revenue from Hoku Fuel Cell products and services in the foreseeable future.

 The total actual cost of construction and equipment for our planned 4,000 metric ton per year polysilicon production facility is estimated to be $390 million. This estimate is based on our discussion with vendors, declining costs of materials and labor and ongoing adjustments of certain design elements; however, changes in costs, modifications in construction timelines and other factors could cause the actual cost to significantly exceed our estimate. Our six long-term supply customers have collectively committed to contribute $243.4 million ($228.4 if the New Amendment to the Amended Suntech Supply Agreement becomes effective) towards these costs in the form of polysilicon supply prepayments, subject to the achievement of various milestones and repayment obligations under certain circumstances. As of June 30, 2009, we had collected $160.0 million of combined prepayments that were committed to us from these customers. As of June 30, 2009, we had contributed approximately $41 million to the construction cost of our polysilicon plant. If we are unable to secure additional long-term supply contracts and prepayments, the amount we will need to raise could be as much as $106 million ($121 million if the New Amendment to the Amended Suntech Supply Agreement becomes effective). If we are unable to secure additional long-term supply contracts and prepayments, if for any reason (e.g. contract amendment, termination, breach, etc.) one or more of our polysilicon supply customers do not pay the full amount of the prepayments to which they are presently committed and/or if the actual cost to complete the plant is more than $390 million, the amount we will need to raise could exceed $106 million (the amount could exceed $121 million if the New Amendment to the Amended Suntech Supply Agreement becomes effective). We previously intended to finance the construction of our polysilicon production facility through project financing; however, as of July 2009, we believe we will need to raise additional capital through other means for the procurement and construction of our polysilicon manufacturing facility.  In July 2009, we announced that we have retained Deutsche Bank Securities, Inc., as our financial advisor to seek a possible sale of Hoku Scientific or Hoku Materials.  Additionally, we continue to evaluate a variety of alternatives to finance the construction of our polysilicon production facility. These alternatives include one or more debt or equity offerings, government funding from grants, loan guarantees or other transactions, a consequence of which could include the sale or issuance of stock to third parties and a change of control. The result is that we expect our costs to increase significantly, which will result in further losses.

If we are unable to sign new polysilicon customers and raise additional financing through debt or equity, we believe that our cash, cash equivalent and short-term investment balances will not be sufficient to meet the anticipated capital expenditures and cash requirements for Hoku Solar and Hoku Materials through June 30, 2010.  The sale of additional equity and convertible debt instruments may result in additional dilution to our current stockholders and/or a change of control. If we do not have sufficient cash to meet all of our obligations as they come due, we will have to ask our vendors to forebear from enforcing one or more of their rights under their respective agreements.  There are no assurances that our vendors will agree to forebear or otherwise make any concessions under their respective agreement.

Net Cash Provided By (Used In) Operating Activities Net cash used in operating activities was $1.8 million for the three months ended June 30, 2009 compared to $4.0 million of net cash provided by operating activities for the same period in 2008. The net cash used in operating activities was primarily due to the costs of uncompleted solar contracts in the three months ended June 30, 2009.  Compared to the same period in 2008, cash provided by operations was primarily due to increases in accounts payable and accrued operating expenses by $5.5 million.

Net Cash Used In Investing Activities Net cash used in investing activities was $32.9 million for the three months ended June 30, 2009,  compared to net cash of $29.5 million  used in investing activities for the same period in 2008.  The net cash used in investing activities in both periods was primarily due to the capitalization of funds to pay for construction costs related to our polysilicon facility.

Net Cash Provided By Financing Activities Net cash provided by financing activities was $29.6 million for the three months ended June 30, 2009 compared to net cash provided by financing activities of $3.0 million for the same period in 2008. The net cash provided by financing activities during the three months ended June 30, 2009 was primarily due to deposits received from polysilicon prepayment supply contracts compared to net proceeds of approximately $3.0 million from the sale of 527,815 shares of our common stock for the same period in 2008.

Contractual Obligations

The following table summarizes the contractual obligations that existed at June 30, 2009. The amounts in the table below do not include time and materials contracts and, incentive payments. In addition, the GEC Graeber Engineering Consultants GmbH, and MSA Apparatus Construction for Chemical Equipment Ltd. contract for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors is to be paid in Euros and the contractual obligation is determined based on the Euro/U.S. dollar exchange rate, which was $1.4134/Euro as of June 30, 2009.

	Payment due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Construction in progress	$22,321	$22,321	$—	$—	$—
Equipment purchases	95,885	92,322	3,563	—	—
Supply purchases	76,042	6,265	60,445	9,332	—
Leases	578	231	347	—	—
Deposits – Hoku Materials	160,000	1,800	40,086	44,812	73,302

Total	$354,826	$122,939	$104,441	$54,144	$73,302

We may have insufficient cash to meet all of our obligations as they come due through June 30, 2010.  We have already modified payment terms in purchase orders with more than twenty of our vendors to structure payment plans for amounts past due and to be invoiced in the future. In the event we are unable to meet our obligations under payment plans and other agreements, we will have to ask our vendors to forebear from enforcing one or more of their rights under their respective agreements.  There are no assurances that any of our vendors will agree to forebear or otherwise make any concessions under their respective agreements.  If any of our vendors seek to enforce our obligations under these agreements that we are unable to perform, which could include asserting and/or foreclosing on materialman’s and laborer’s liens on the Pocatello facility, or taking other legal action, it could materially harm our business, financial condition and results of operations and we may be forced to delay, alter or abandon our planned business operations, which could have a material adverse effect on the Company’s ability to continue as a going concern.

Stone & Webster, Inc. In August 2007, we entered into an Engineering, Procurement and Construction Management Contract with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering, procurement, and construction management services for the construction of our polysilicon production plant, which was amended in October 2007 by Change Order No. 1,  again in April 2008 by Change Order No. 2, and again by Change Order No. 3 in February 2009, which are collectively the S&W Engineering Agreement. Under the S&W Engineering Agreement, S&W is to provide all engineering and procurement services necessary to complete the design and planning for construction of our polysilicon plant. S&W is to be paid on a time and materials basis plus a fee for its services and incentives if certain schedule and cost targets are met. The target cost for the services to be provided under the S&W Engineering Agreement is $50 million.

During the three months ended June 30, 2009, we made payments to S&W of $12.1 million, and through June 30, 2009, we had paid S&W an aggregate amount of $44.1 million.

JH Kelly LLC. In August 2007, we entered into a Cost Plus Incentive Contract with JH Kelly LLC, or JH Kelly, for construction services for the construction of our planned polysilicon production plant, which was amended in October 2007, by Change Order No. 1,  again in April 2008 by Change Order No. 2, and again in March 2009 by Change Order No. 3, which are collectively the JH Kelly Construction Agreement. Under the JH Kelly Construction Agreement, JH Kelly agreed to provide the construction services as our general contractor for the construction of our polysilicon plant with production capacity of 4,000 metric tons per year. The target cost for the services to be provided under the JH Kelly Construction Agreement is $145 million, including up to $5.0 million of incentives that may be payable.

During the three months ended June 30, 2009, we made payments to JH Kelly of $6.1 million, and through June 30, 2009, we had paid JH Kelly an aggregate amount of $51.7 million.

Dynamic Engineering Inc. In October 2007, we entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license, for the process to produce and purify trichlorosilane, or TCS. Under the agreement with Dynamic, or the Dynamic Agreement, Dynamic is obligated to design and engineer a TCS production facility that is capable of producing 20,000 metric tons of TCS for our planned 4,000 metric tons per year polysilicon production plant. The Dynamic process is to be integrated by S&W into the overall polysilicon production facility, and will be constructed by JH Kelly. Under the Dynamic Agreement, Dynamic's engineering services are provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that we may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the completed facility, and has agreed to indemnify us for any third-party claims of intellectual property infringement.  During the three months ended June 30, 2009, we made payments to Dynamic of $875,000, and through June 30, 2009, we had paid Dynamic an aggregate amount of $5.6 million.

GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd.    We entered into a contract with GEC Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase and sale of 16 hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, we will pay up to a total of 20.9 million Euros for the reactors. The reactors are designed and engineered to produce approximately 2,000 metric tons of polysilicon per year. The term of the contract extends until the end of the first month after the expiration date of the warranty period, but may be terminated earlier under certain circumstances. During the three months ended June 30 2009 no payments were made to GEC and MSA; we paid GEC and MSA an aggregate amount of 15.2 million Euros or $22.3 million through June 30, 2009.

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

In September 2008, we amended and restated the Idaho Power Agreement by entering into an Amended and Restated Agreement for Construction of the Hoku Electric Substation and Associated Facilities, or the Amended Idaho Power Agreement. Under the Amended Idaho Power Agreement, Idaho Power agreed to construct an electric substation and associated transmission facilities with an increased capacity beyond what was provided for in the original Idaho Power Agreement. Idaho Power estimates that the costs of construction under the Amended Idaho Power Agreement will increase to $16.5 million. The Amended Idaho Power Agreement also provides that upon completion of construction, there will be a true-up of actual construction costs, so that either we will be refunded any monies we have paid to Idaho Power over and above the actual costs of construction, or we will pay Idaho Power any additional construction costs beyond the original amount. Idaho Power will use commercially reasonable efforts to provide us with transmission services for specified wattages by May 2009, and July 2009, and to complete construction of the expanded electric substation and associated transmission facilities by August 2009.  Pursuant to the Amended Idaho Power Agreement, no payments were made to Idaho Power for the three months ended June 30, 2009; we paid Idaho Power Company an aggregate amount of $17.5 million through June 30, 2009 which includes $917,000 paid to Idaho Power pursuant to a separate engineering services agreement.

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

In June 2009, we entered into an Amended and Restated Electric Service Agreement, or the Amended Agreement, with Idaho Power which amends and restates the ESA in its entirety.  The Amended Agreement is to be filed with the Idaho Public Utilities Commission, or PUC, and is conditioned and effective only upon approval by the PUC.  The Amended Agreement, if approved by the PUC, would extend by six months the date upon which we are obligated to begin purchasing prescribed amounts of electricity from Idaho Power, from June 1, 2009, to December 1, 2009, as well as extending the initial term of the ESA to December 2013.  Prior to the December 1, 2009 effective date of the Amended Agreement, electricity is to be provided to us by Idaho Power at the current Schedule 19T tariff rate.

AEG Power Solutions USA Inc. (formerly known as Saft Power Systems USA, Inc.). In March 2008, we entered into an agreement with AEG Power Solutions USA Inc., or AEG, formerly known as Saft Power Systems USA, Inc., which was subsequently amended in May 2009, or the AEG Agreement, for the purchase and sale of thyroboxes, earth fault detection systems, and related technical documentation and services, or the Deliverables. Under the AEG Agreement, AEG was obligated to manufacture and deliver the Deliverables, which are used as the power supplies for the polysilicon deposition reactors to be used in our planned polysilicon production plant.  The total fees payable to AEG for all Deliverables under the AEG Agreement is approximately $13 million.

During the three months ended June 30, 2009, we made payments to AEG of $1.0 million, and through June 30, 2009, we paid AEG an aggregate amount of $6.2 million.

Polymet Alloys, Inc. In November 2008, we entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to us for use in our planned polysilicon production facility in Pocatello, Idaho. In May 2009 entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  The term of the agreement is three years, commencing in 2010. Each year during the term of the agreement, Polymet agreed to sell to us, and we agreed to purchase from Polymet, no less than 65% of our annual silicon metal requirement.  Pricing is to be negotiated for each year of the agreement; however, if the parties are unable to agree on pricing for any year, or we have agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom we may seek to purchase silicon metal.  Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of June 30, 2009, we have not made any payments to Polymet.

PVA Tepla Danmark. In April 2008, we entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for our planned 4,000 metric tons per year polysilicon production plant. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to our end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total fees payable to PVA is approximately $6 million, which is payable in four installments, the first of which was made in August 2008. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.  No payments were made to PVA during the three months ended June 30, 2009; we paid PVA an aggregate amount of $1.9 million through June 30, 2009.

BHS Acquisitions, LLC. In November 2008, we entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, to us for use in our planned polysilicon production facility in Pocatello, Idaho. The term of the agreement is eight years beginning on the date on which the first shipment of product is delivered. Each year during the term of the agreement, BHS has agreed to sell to us, and we have agreed to purchase from BHS, specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are scheduled to begin no later than January 2010, and the aggregate net value of the HCl to be purchased by us under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of June 30, 2009, we have not made any payments to BHS.

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

We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts. If we are unable to secure additional long-term supply contracts and prepayments, assuming the cost to construct and equip the plant is $390 million and that all of our existing customers make their prepayments when due, the amount we will need to raise could be as much as $106 million ($121 million if the New Amendment to the Amended Suntech Supply Agreement becomes effective). If we are unable to secure additional long-term supply contracts and prepayments, if for any reason (e.g. contract amendment, termination, breach, etc.) one or more of our polysilicon supply customers do not pay the full amount of the prepayments to which they are presently committed and/or if the actual cost to complete the plant is more than $390 million, the amount we will need to raise could exceed $106 million (the amount could exceed $121 million if the New Amendment to the Amended Suntech Supply Agreement becomes effective).  We previously intended to finance the construction of our polysilicon production facility through project financing; however, as of July 2009, we believe we will need to raise additional capital through other means for the procurement and construction of our polysilicon manufacturing facility. We have retained Deutsche Bank Securities, Inc., as our financial advisor to seek a possible sale of Hoku Scientific or Hoku Materials. Additionally, we continue to evaluate a variety of alternatives to finance the construction of our polysilicon production facility. These alternatives include one or more debt or equity financings, government funding from grants, loan guarantees or other transactions, a consequence of which could include the sale or issuance of stock to third parties and a change of control.  If we are unable to sign new polysilicon customers and raise additional financing through debt or equity, we believe that our cash, cash equivalent and short-term investment balances will not be sufficient to meet the anticipated capital expenditures and cash requirements for Hoku Solar and Hoku Materials through at least June 30, 2010. The sale of additional equity and convertible debt instruments may result in additional dilution to our current stockholders and/or a change of control. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization and manufacturing activities, which could harm our business.   Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1.A. “Risk Factors” and the section above entitled “Forward-Looking Statements.”

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

While our significant accounting policies are more fully described in Note 1 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 1 to the audited financial statements included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 15, 2009, we believe that the following accounting policies and estimates are critical to a full understanding and evaluation of our reported financial results.

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

Revenue from the sale of electricity generated from the Company’s PV systems is based on kilowatt usage and is recognized in accordance with its power purchase agreements, or PPAs, with the Hawaii State Department of Transportation.  Refer to Note 11for further discussion.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB No. 51, or SFAS 160. The objective of SFAS 160 is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements in the accounting treatment and financial reporting of noncontrolling interests. This standard is effective for financial statements issued for fiscal years and interim periods within those fiscal years, beginning on or after November 15, 2008 (i.e. April 1, 2009 for the Company). We implemented SFAS 160, effective April 1, 2009 and its adoption did not  have a material impact on our consolidated financial statements.

In April 2009, the FASB Staff Position (FSP) amended SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amended APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  These amendments, or, FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, became effective for interim reporting periods ending after June 15, 2009 (i.e., June 30, 2009 for the Company).  The adoption of the FSP did not  have a material impact on the disclosures to the consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, or SFAS 165. The objective of SFAS 165 is to establish principles and requirements for subsequent events.  In particular, SFAS 165 specifies: a) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements; and, c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  SFAS 165 became effective for interim or annual financial periods ending after June 15, 2009 (i.e., June 30, 2009 for the Company).  See required disclosure under SFAS 165 in Note 9.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162, or SFAS 168.  FAS 168 which is the FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009 at which time the Codification will supersede all then-existing non-SEC accounting and reporting standards.  FAS 162 which identified the sources of accounting principles and framework for selecting the principles used in preparing the financial statements of nongovernmental entities in conformity with GAAP will be replaced by FAS 168 as the Codification will modify the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.   We do not expect the adoption of SFAS 168 to have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

None

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, auction instruments, corporate and government bonds and certificates of deposit. These investments are generally short-term in nature and highly liquid.  As of June 30, 2009, we did not maintain any short-term investments.  Our cash and cash equivalents as of June 30, 2009 were $12.3 million.

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

As of June 30, 2009, we had cash and cash equivalents on hand of $12.3 million and short term liabilities of $52.0 million. Net cash used in operations was approximately $1.8 million for the three months ended June 30, 2009.

If we are unable to generate revenue or secure adequate additional financing when needed, we will be forced to further reduce expenditures in order to continue as a going concern. Reduction of expenditures could have a material adverse effect on our business.

The amount and timing of our future capital needs depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any revenues we are able to generate. Given our current business strategy, however, we will need to secure additional financing in order to execute our plans and continue our operations.

Over the next twelve months, we may have insufficient cash to meet all of our obligations as they come due. We have already modified payment terms in purchase orders with more than twenty of our vendors to structure payment plans for amounts past due and to be invoiced in the future and slowed construction and procurement at our polysilicon production facility. In the event we are unable to meet our obligations under payment plans and other agreements, we will have to ask our vendors to forebear from enforcing one or more of their rights under their respective agreements.  There are no assurances that any of our vendors will agree to forebear or otherwise make any concessions under their respective agreements.  If any of our vendors seek to enforce our obligations under these agreements that we are unable to perform, which could include asserting and/or foreclosing on materialman’s and laborer’s liens on the Pocatello facility, or taking other legal action, it could materially harm our business, financial condition and results of operations and we may be forced to delay, alter or abandon our planned business operations, which could have a material adverse effect on the Company’s ability to continue as a going concern.

There are no assurances that we will be successful in executing any of the foregoing alternatives. If we are unable to raise capital and manage our liquidity, there is substantial doubt that we will be able to continue as a going concern through at least June 30, 2010. The inability to continue as a going concern could result in an orderly wind-down of our business or other potential forms of restructuring.

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

Based on our polysilicon supply agreements with our customers, we plan to equip and construct a polysilicon production plant in Pocatello, Idaho, with a production capacity of 4,000 metric tons of polysilicon per year. Our original estimated actual construction cost for a facility capable of producing 3,500 metric tons of polysilicon per year was $390 million; however, we have not yet determined what, if any, additional cost associated with the increase in our planned production output from 3,500 to 4,000 metric tons per year will be, and we continue to review our construction cost estimates. Our estimates are based on our discussion with vendors, declining costs of materials and labor and ongoing adjustments of certain design elements; however, changes in costs, modifications in construction timelines and other factors could significantly increase the actual costs. We plan on funding the remaining construction costs through customer prepayments and/or through debt or equity financing. As of July 15, 2009, we had received $162 million in customer prepayments under our supply contracts and expect to receive an additional $81.4 million in customer prepayments. As of June 30, 2009, we had also contributed an additional approximately $41 million to the construction cost of our polysilicon plant.

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

There are no assurances that we will be successful in executing any of the foregoing alternatives. If we are unable to raise capital and manage our liquidity, there is substantial doubt that we will be able to continue as a going concern through at least June 30, 2010. The inability to continue as a going concern could result in an orderly wind-down of our business or other potential forms of restructuring.

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

The slowdown of construction and procurement at our polysilicon production facility increases the risk that we will not meet certain construction and delivery milestones in our long-term polysilicon supply contracts.

The inability to resume and accelerate construction and procurement at our polysilicon production facility increases the likelihood that we will be unable to meet certain construction and delivery milestones in our long-term polysilicon contracts, which could cause a termination of one or more of our polysilicon supply contracts and the corresponding right to seek a refund of any prepayments made as of the date of termination.  Any such termination could have a material adverse effect on our financial condition and results of operations.

Assuming the cost to complete the facility is $390 million, and assuming all of our polysilicon customers honor their commitments to make timely prepayments, we will still need to raise capital through one or more debt or equity offerings for the procurement and construction of our planned polysilicon manufacturing facility.

We previously intended to finance the construction of our polysilicon production facility through project financing; however, as of July 2009, we believe we will need to raise additional capital through other means for the procurement and construction of our polysilicon manufacturing facility.  We continue to evaluate a variety of alternatives to finance the construction of our polysilicon production facility. These alternatives include one or more debt or equity offerings, government funding from grants, loan guarantees or other transactions, a consequence of which could include the sale or issuance of stock to third parties and/or a change of control.  Assuming the total actual cost to construct and equip the facility is $390 million, that we are successful in receiving all customer prepayments that are presently committed to us when due, and that we secure additional prepayments from new polysilicon customers, we still believe we will need to raise no less than $35 million through one or more debt or equity financings. In the event we are unable to secure additional customer prepayments and supply contracts, assuming the cost to complete the plant does not exceed $390 million and that all of our current polysilicon supply customers pay the full amount of the prepayments they are currently committed to pay, the amount we will need to raise could be as much as $106 million ($121 million if the New Amendment to the Amended Suntech Supply Agreement becomes effective). If we are unable to secure additional customer prepayments and supply contracts, if for any reason (e.g. contract amendment, termination, breach, etc.) one or more of our polysilicon supply customers do not pay the full amount of prepayments to which they are presently committed and/or the actual cost to complete the plant is more than $390 million, the amount we will need to raise could exceed $106 million (the amount could exceed $121 million if the New Amendment to the Amended Suntech Supply Agreement becomes effective). If we must raise capital through one or more equity offerings, depending on the size of the offering, the issuance of our stock could result in material impairment of our existing stockholders’ voting power, material impairment of our existing stockholders’ share value and/or a change of control.

There are no assurances that we will be able to secure any additional debt or equity financing (including through a merger or acquisition transaction) on favorable terms, at the time such financing is needed, or at all. If we are unable to secure adequate debt or equity financing to complete construction of our polysilicon production facility in time to meet certain milestones and/or to meet our customer commitments, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations, which could have a material adverse effect on our ability to continue as a going concern.  This raises substantial doubt about our ability to continue as a going concern.  The inability to continue as a going concern could result in an orderly wind-down of our business or other potential forms of restructuring.

We have a limited operating history and, in calendar year 2006, determined to enter the photovoltaic installations and polysilicon markets and to redirect efforts and resources that were historically directed toward the fuel cell market. If we are unable to generate significant revenue from our PV installations and polysilicon segments, our business will be materially harmed.

We were incorporated in March 2001 and have a limited operating history. We have cumulative net losses since our inception through June 30, 2009. In calendar year 2006, we announced a change in our main business and our intention to form a polysilicon business through our subsidiary, Hoku Materials, and a photovoltaic, or PV, system installation business through our subsidiary Hoku Solar. The polysilicon business includes developing production capabilities for, and the eventual production of, polysilicon. The PV systems installation business includes the design, engineering, procurement and installation of turnkey PV systems for residential and commercial customers. Prior to our announcement, our business was solely focused on the stationary and automotive fuel cell markets. We do not expect to generate any material revenue from Hoku Fuel Cells in the foreseeable future, and Hoku Materials does not currently generate any operating revenue.

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

In May 2008, we amended our polysilicon supply agreement with Wuxi Suntech Power Co., Ltd., or Suntech, for the sale and delivery of polysilicon to Suntech over a ten-year period, or the Amended Suntech Supply Agreement. In July 2009, we entered into an amendment to the Amended Supply Agreement. Under the Amended Suntech Supply Agreement, up to approximately $678 million may be payable to us during the ten-year period, subject to the achievement of certain milestones, the acceptance of product deliveries and other conditions. Pursuant to the Amended Suntech Supply Agreement, we granted to Suntech a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligations under the Amended Suntech Supply Agreement. These security interests are pari-passu with the security interests granted to our other five long-term supply customers. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for plant construction.

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

There is a material risk that we will be unable to meet one or more of the milestones set forth in the Amended Suntech Supply Agreement within the specified period of time during calendar year 2009.  See Amendment to First Amended and Restated Supply Agreement with Wuxi Suntech Power Co., Ltd.  If we are unable to meet one or more milestones, Suntech has the right to terminate the Amended Suntech Supply Agreement. If the Amended Suntech Supply Agreement is terminated for any reason, our business will be materially harmed. In addition, if the Amended Suntech Supply Agreement is terminated by Suntech, we will be required to return any deposits and advance payments received up to the date of the termination, which was $2 million as of July 2009, and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Amended Suntech Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

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

Solarfun may also terminate the Second Amended and Restated Solarfun Supply Agreement and Solarfun Amendment No. 2 if we fail to deliver a predetermined quantity of polysilicon product by June 2010.  There is a material risk that we will not meet this delivery milestone.  In addition, in the instance of extraordinary events, including events of force majeure and other events outside of our control, which result in our inability to perform under the terms of the Second Amended and Restated Solarfun Supply Agreement, as amended by Solarfun Amendment No. 2, we are afforded only a limited amount of time to cure such conditions. In the event we fail to cure the condition so that we can supply our product to Solarfun or otherwise satisfy our delivery requirements by delivering to Solarfun third-party polysilicon purchased in the open market, Solarfun may terminate the Second Amended and Restated Solarfun Supply Agreement and Solarfun Amendment No. 2.

If the Second Amended and Restated Solarfun Supply Agreement and Solarfun Amendment No. 2 are terminated for any reason, our business will be materially harmed. In addition, if the Second Amended and Restated Solarfun Supply Agreement and Solarfun Amendment No. 2 are terminated by Solarfun, we will be required to return any deposits and advance payments received up to the date of the termination, which was $37 million as of July 15, 2009, and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our polysilicon supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Second Amended and Restated Solarfun Supply Agreement and Solarfun Amendment No. 2, or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

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

Jinko may also terminate the agreement if we fail to deliver a predetermined quantity of our polysilicon product by December 31, 2009. There is a material risk that we will not meet this delivery milestone. In addition, in the instance of extraordinary events, including events of force majeure and other events outside of our control, which result in our inability to perform under the terms of the Amended Jinko Supply Agreement, we are afforded only a limited amount of time to cure such conditions. In the event we fail to cure the condition so that we can supply our product to Jinko or otherwise satisfy our delivery requirements by delivering to Jinko third-party polysilicon purchased in the open market, Jinko may terminate the Amended Jinko Supply Agreement.

If the Amended Jinko Supply Agreement is terminated for any reason, our business will be materially harmed. In addition, if the Amended Jinko Supply Agreement is terminated by Jinko, we will be required to return any deposits and advance payments received up to the date of the termination, which was $20 million as of July 2009, and we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Amended Jinko Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

If either of our supply agreements with Tianwei New Energy (Chengdu) Wafer Co., Ltd. is terminated for any reason, our business will be materially harmed.

In August 2008, we entered into a supply agreement with Tianwei New Energy (Chengdu) Wafer Co., Ltd., or Tianwei, for the sale and delivery of polysilicon to Tianwei over a ten-year period, or Tianwei Supply Agreement No. 1.  Under Tianwei Supply Agreement No. 1, up to approximately $284 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions. In July 2009, we entered into Amendment No. 3 to Tianwei Supply Agreement No. 1, pursuant to which approximately $260 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions.  See Entry into Amendment No. 3 to Supply Agreement No. 1 with Tianwei New Energy (Chengdu) Wafer Co., Ltd.

In September 2008, we entered into a second supply agreement with Tianwei for the sale and delivery of polysilicon to Tianwei over a ten-year period, or Tianwei Supply Agreement No. 2. Under Tianwei Supply Agreement No. 2, as amended by that Amendment to Tianwei Supply Agreement No. 2, up to approximately $244 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions.  In July 2009, we entered into Amendment No. 2 to Tianwei Supply Agreement No. 2, pursuant to which approximately $208 million may be payable to us during the ten-year period, subject to the acceptance of product deliveries and other conditions.  See Entry into Amendment No. 2 to Supply Agreement No. 2 with Tianwei New Energy (Chengdu) Wafer Co., Ltd.

Pursuant to Tianwei Supply Agreement No. 1 and Tianwei Supply Agreement No. 2, as amended in each case, or the Tianwei Supply Agreements, we have granted to Tianwei a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligations under the Tianwei Supply Agreements.  This security interest is pari-passu with the security interests granted to our other five long-term supply customers. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for plant construction.

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

Tianwei may also terminate Tianwei Supply Agreement No. 1 if we fail to deliver a predetermined quantity of our polysilicon product by March 2010. Tianwei may terminate Tianwei Supply Agreement No. 2 if we fail to deliver a predetermined quantity of our polysilicon product by June 2010. There is a material risk that we will not meet these delivery milestones.  Upon a termination of Tianwei Supply Agreement No. 1 by Tianwei due to our failure to deliver polysilicon in the amounts and by the dates required in the contract, we are required to refund to Tianwei 150% of the prepayments made as of the date of such termination, which is $44 million as of July 2009, less any part of thereof that has been applied to the purchase price of products previously delivered to Tianwei.  In most other cases, if Tianwei terminates Tianwei Supply Agreement No. 1, then we are required to refund to Tianwei 100% of the prepayments made as of the date of termination, less any part of thereof that has been applied to the purchase price of products previously delivered under the contract. Upon a termination of Tianwei Supply Agreement No. 2 by Tianwei due to our failure to deliver polysilicon in the amounts and by the dates required in the contract, we are required to refund to Tianwei 150% of the prepayments made as of the date of termination, which is $35 million as of July 2009, less any part thereof that has been applied to the purchase price of products previously delivered to Tianwei. In most other cases, if Tianwei terminates Tianwei Supply Agreement, No. 2, then we are required to refund to Tianwei 100% of the prepayments made as of the date of termination, less any part thereof that has been applied to the purchase price of products previously delivered under the contract.

If either or both of the Tianwei Supply Agreements is terminated for any reason, our business will be materially harmed. In addition, if Tianwei Supply Agreement No. 1 is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $44 million as of July 2009.  If Tianwei Supply Agreement No. 2 is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $35 million as of July 2009. In the event of the termination of either of the Tianwei Supply Agreements, we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of our production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Tianwei Supply Agreements, or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

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

Solargiga may also terminate the agreement if we fail to deliver a predetermined quantity of our polysilicon product by October 31, 2010. There is a material risk that we will not meet this delivery milestone. In addition, in the instance of extraordinary events, including events of force majeure and other events outside of our control, which result in our inability to perform under the terms of the Amended Solargiga Supply Agreement, we are afforded only a limited amount of time to cure such conditions. In the event we fail to cure the condition so that we can supply our product to Solargiga or otherwise satisfy our delivery requirements by delivering to Solargiga third-party polysilicon purchased in the open market, Solargiga may terminate the Amended Solargiga Supply Agreement.

If the Amended Solargiga Supply Agreement is terminated for any reason, our business will be materially harmed.  In addition, if the Amended Solargiga Supply Agreement is terminated by Solargiga as a result of our failure to deliver polysilicon in the amounts and by the dates required in the Amended Solargiga Supply Agreement, we are required to refund to Solargiga all of the prepayments made as of the date of such termination, which was $7 million as of July 2009, less any part of thereof that has been applied to the purchase price of polysilicon delivered under the Amended Solargiga Supply Agreement. Moreover, we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements.  We may not be able to secure new funds on terms as favorable to us as those under the Amended Solargiga Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

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

Alex may also terminate the agreement if we fail to deliver a predetermined quantity of our polysilicon product by March 31, 2010. There is a material risk that we will not meet this delivery milestone. In addition, in the instance of extraordinary events, including events of force majeure and other events outside of our control, which result in our inability to perform under the terms of the Alex Supply Agreement, we are afforded only a limited amount of time to cure such conditions. In the event we fail to cure the condition so that we can supply our product to Alex or otherwise satisfy our delivery requirements by delivering to Alex third-party polysilicon purchased in the open market, Alex may terminate the Alex Supply Agreement.

If the Alex Supply Agreement is terminated for any reason, our business may be materially and adversely affected.  In addition, if the Alex Supply Agreement is terminated by Alex as a result of our failure to deliver polysilicon in the amounts and by the dates required in the Alex Supply Agreement, we are required to refund to Alex all of the prepayments made as of the date of termination, which was $17 million as of July 2009, less any part thereof that has been applied to the purchase price of polysilicon delivered under the Alex Supply Agreement. Moreover, we will need to secure new funds in order to finance the construction of our polysilicon production plant. Securing new funds may delay the anticipated timing of completion of the production plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements.  We may not be able to secure new funds on terms as favorable to us as those under the Alex Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the production plant, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

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

Our stock price is volatile. Between April 1, 2009 and June 30, 2009, our stock had low and high sales prices in the range of $2.14 to $4.64 per share. During fiscal year 2009, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Item 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description of Document

10.95
Development Agreement, dated as of May 27, 2009, by and between Hoku Materials, Inc. and Pocatello Development Authority (incorporated by reference to Exhibit 10.95 to our current report on Form 8-K filed June 2, 2009)

10.96
Amended Agreement, dated as of May 29, 2009, by and between Hoku Materials, Inc. and AEG Power Solutions USA Inc. (formerly known as Saft Power Systems USA Inc.) (incorporated by reference to Exhibit 10.96 to our current report on Form 8-K filed June 2, 2009)

10.97†
First Amended and Restated Supply Agreement, dated as of May 21, 2009, by and between Hoku Materials, Inc. and Polymet Alloys, Inc. (incorporated by reference to Exhibit 10.97 to our annual report on Form 10-K filed June 15, 2009)

10.103†
Amended & Restated Supply Agreement, dated as of April 2, 2009, by and between Hoku Materials, Inc and Wealthy Rise International, Ltd. (incorporated by reference to Exhibit 10.103 to our annual report on Form 10-K filed June 15, 2009)

10.104
Amended and Restated Electric Service Agreement, between Hoku Materials, Inc. and Idaho Power Company, dated as of June 19, 2009 (incorporated by reference to Exhibit 10.104 to our current report on Form 8-K filed June 22, 2009)

10.105
First Amendment to the First Amended and Restated Supply Agreement between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd., effective as of July 6, 2009 (incorporated by reference to Exhibit 10.105 to our current report on Form 8-K filed July 10, 2009)

10.106†	Amendment No. 3 to Supply Agreement, dated October 24, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd.

10.107†	Amendment No. 2 to Supply Agreement No. 2, dated October 24, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1#	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

32.2#	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 3, 2009.

HOKU SCIENTIFIC, INC.

/s/ DARRYL S. NAKAMOTO
Darryl S. Nakamoto
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document

10.95
Development Agreement, dated as of May 27, 2009, by and between Hoku Materials, Inc. and Pocatello Development Authority (incorporated by reference to Exhibit 10.95 to our current report on Form 8-K filed June 2, 2009)

10.96
Amended Agreement, dated as of May 29, 2009, by and between Hoku Materials, Inc. and AEG Power Solutions USA Inc. (formerly known as Saft Power Systems USA Inc.) (incorporated by reference to Exhibit 10.96 to our current report on Form 8-K filed June 2, 2009)

10.97†
First Amended and Restated Supply Agreement, dated as of May 21, 2009, by and between Hoku Materials, Inc. and Polymet Alloys, Inc. (incorporated by reference to Exhibit 10.97 to our annual report on Form 10-K filed June 15, 2009)

10.103†
Amended & Restated Supply Agreement, dated as of April 2, 2009, by and between Hoku Materials, Inc and Wealthy Rise International, Ltd. (incorporated by reference to Exhibit 10.103 to our annual report on Form 10-K filed June 15, 2009)

10.104
Amended and Restated Electric Service Agreement, between Hoku Materials, Inc. and Idaho Power Company, dated as of June 19, 2009 (incorporated by reference to Exhibit 10.104 to our current report on Form 8-K filed June 22, 2009)

10.105
First Amendment to the First Amended and Restated Supply Agreement between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd., effective as of July 6, 2009 (incorporated by reference to Exhibit 10.105 to our current report on Form 8-K filed July 10, 2009)

10.106†	Amendment No. 3 to Supply Agreement, dated October 24, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd.

10.107†	Amendment No. 2 to Supply Agreement No. 2, dated October 24, 2008, by and between Hoku Materials, Inc. and Tianwei New Energy (Chengdu) Wafer Co., Ltd.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1#	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

32.2#	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

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