Form 10-Q
period 2009-09-30
HOKU SCIENTIFIC INC
filed 2009-11-09
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐   Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐   Large accelerated filer     ☒ Accelerated filer     ☐   Non-accelerated filer (Do not check if a smaller reporting company)
☐   Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No

Common Stock, par value $0.001 per share, outstanding as of October 15, 2009: 21,397,078

HOKU SCIENTIFIC, INC.
FORM 10-Q
For the Quarterly Period Ended September 30, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOKU SCIENTIFIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2009	March 31, 2009
Assets	(unaudited)
Cash and cash equivalents	$9,111	$17,383
Inventory	302	1,549
Accounts receivable	102	420
Costs of uncompleted contracts	667	108
Other current assets	491	226

Total current assets	10,673	19,686
Property, plant and equipment, net	267,689	204,525

Total assets	$278,362	$224,211

Liabilities and Equity
Accounts payable and accrued expenses	$60,596	$38,191
Deferred revenue	12	784
Deposits – Hoku Solar	-	158
Deposits – Hoku Materials	6,194	375
Other current liabilities	223	446

Total current liabilities	67,025	39,954
Long-term debt (Deposits – Hoku Materials)	158,806	133,625

Total liabilities	225,831	173,579

Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued and outstanding as of September 30, 2009 and March 31, 2009.
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 21,397,078 and 21,092,079 shares as of September 30, 2009 and March 31, 2009, respectively.	21	21
Additional paid-in capital	66,208	65,780
Accumulated deficit	(17,305)	(15,169)

Total Hoku Scientific, Inc. shareholders’ equity	48,924	50,632
Noncontrolling interest	3,607	-
Total equity	52,531	50,632
Total liabilities and equity	$278,362	$224,211

See accompanying notes to consolidated financial statements.

HOKU SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Service and license revenue(1)	$1,498	$1,638	$1,572	$3,824
Product revenue	—	232	—	254
Total revenue	1,498	1,870	1,572	4,078

Cost of service and license revenue	1,410	1,320	1,424	2,812
Cost of product revenue	—	176	—	208
Total cost of revenue	1,410	1,496	1,424	3,020

Gross margin	88	374	148	1,058

Operating expenses:
Selling, general and administrative (1)	1,539	1,060	2,604	2,304
Total operating expenses	1,539	1,060	2,604	2,304

Loss from operations	(1,451)	(686)	(2,456)	(1,246)

Interest and other income (loss)	217	(687)	302	51

Net loss	(1,234)	(1,373)	(2,154)	(1,195)
Net loss attributable to the noncontrolling interest	(3)	—	(18)	—

Net loss attributable to Hoku Scientific, Inc.	$(1,231)	$(1,373)	$(2,136)	$(1,195)

Basic net loss per share attributable to Hoku Scientific, Inc.	$(0.06)	$(0.07)	$(0.10)	$(0.06)

Diluted net loss per share attributable to Hoku Scientific, Inc.	$(0.06)	$(0.07)	$(0.10)	$(0.06)

Shares used in computing basic net loss per share	21,018,162	20,454,235	21,012,129	19,933,107

Shares used in computing diluted net loss per share	21,018,162	20,454,235	21,012,129	19,933,107

(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$3	$3	$7	$7
Selling, general and administrative	269	257	428	721

See accompanying notes to consolidated financial statements.

HOKU SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss attributable to Hoku Scientific, Inc.	$(2,136)	$(1,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135	47
Impairment of equipment held for sale	-	3
Stock-based compensation	377	727
Changes in operating assets and liabilities:
Accounts receivable	318	(509)
Costs of uncompleted contracts	(559)	-
Inventory	1,247	(482)
Equipment held for sale	-	26
Other current assets	(265)	1,025
Accounts payable and accrued operating expenses	(685)	3,422
Deferred revenue	(772)	(24)
Other current liabilities	(223)	(922)
Deposits – Hoku Materials	-	(4,000)
Deposits – Hoku Solar	(158)	532

Net cash used in operating activities	(2,721)	(1,350)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	37	22,782
Purchases of short-term investments	(37)	(20,790)
Increase in restricted cash	-	941
Payment of accounts payable and accrued capital expenditures	(40,159)	(60,218)

Net cash used in investing activities	(40,159)	(57,285)

Cash flows from financing activities:
Net proceeds from note payable	-	3,380
Exercise of common stock options	1	74
Proceeds related to shelf registration stock sales	-	6,729
Costs related to shelf registration stock sales	-	(479)
Contributions from noncontrolling interest	3,607	-
Deposits received – Hoku Materials	31,000	35,000

Net cash provided by financing activities	34,608	44,704

Net decrease in cash and cash equivalents	(8,272)	(13,931)
Cash and cash equivalents at beginning of period	17,383	27,768

Cash and cash equivalents at end of period	$9,111	$13,837

Supplemental disclosure of non-cash investing activities:
Acquisition of property and equipment	$60,372	$6,106

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

(b) Basis of Presentation

The Company has incurred operating losses in recent years and as of September 30, 2009, has a working capital deficiency. The losses, in part, have occurred as the Company has directed its efforts to focus on the development of its polysilicon and PV installation businesses. The Company's current operating plan anticipates receiving cash during the present fiscal year through a combination of debt financing and polysilicon customer prepayments to enable the continued construction of the Company’s planned polysilicon production facility in Pocatello, Idaho, or the Project. There have been delays in securing adequate financing, and the Company has implemented cost and expense reduction measures and other programs. In July 2009, the Company began curtailing construction at the Project.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  Refer to Note 12 for further discussion of management’s plans and efforts related to the Company’s ability to continue as a going concern.

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. Operating results for the three and six months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, after elimination of significant intercompany amounts and transactions, and Hoku Solar Power I LLC, a variable interest entity in which the Company is the primary beneficiary.

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

(e) Revenue Recognition

Revenue from polysilicon and PV system installations is recognized when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectability of the arrangement fee is reasonably assured. PV system installation contracts may have several different phases with corresponding progress billings; however, revenue is recognized when the installation is complete.

The Company has also provided testing and engineering services to customers pursuant to milestone-based contracts that are not multi-element arrangements. These contracts sometimes provided for periodic invoicing upon completion of contractual milestones. Customer acceptance is usually required prior to invoicing. The Company recognizes revenue for these arrangements under the completed contract method. Under the completed-contract method, the Company defers the contract fulfillment costs and any advance payments received from the customer and recognizes the costs and revenue in its statement of operations once the contract is complete and the final customer acceptance, if required, has been obtained.

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

(f) Cost of Uncompleted Contracts

Cost of uncompleted contracts represents services performed and/or materials used towards completing a customer contract. Based on the Company’s revenue recognition policy, these services and/or materials cannot be recognized as contract costs, and are deferred until the related revenue can be recognized. As of September 30 and March 31, 2009, cost of uncompleted contracts was $667,000 and $108,000, respectively, related to PV system installation contracts.

(g) Guarantees and Indemnifications

The Company has entered into PV system installation contracts which warrant the installation against defects in workmanship, generally for a period of one year from the date of installation.  There were no accruals for or expenses related to the warranties for any period presented.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in that capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime. The Company has also entered into additional indemnification agreements with its officers and directors in connection with its initial public offering. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2009 and March 31, 2009.

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

(h) Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162, which is now referenced as FASB ASC 105-10-05.  The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The new standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009 (i.e., September 30, 2009 for the Company) at which time the Codification will supersede all then existing non-SEC accounting and reporting standards.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, currently referenced as FASB ASC 855-10-50, which requires that the Company specify the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.    In preparing the accompanying unaudited financial statements, the Company’s management has evaluated subsequent events through November 9, 2009, which is the date that the financial statements were filed.

(2) Fair Value of Assets and Liabilities

Current fair value guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, the Company adheres to a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1–	Observable inputs such as quoted prices in active markets;

Level 2–	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3–	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumption.

As of September 30, 2009, the Company held the following assets that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents	$8,176	$8,176	$—	$—
Total assets measured at fair value	$8,176	$8,176	$—	$—

(3) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	September 30, 2009	March 31, 2009
	(in thousands)
Construction in progress- Idaho plant and equipment	$262,173	$199,338
Photovoltaic systems- Hoku Solar Power I, LLC	5,559	5,096
Production equipment	108	108
Office equipment and furniture	115	115
Automobile	98	98
	268,053	204,755

Less accumulated depreciation and amortization	(364)	(230)

Property, plant and equipment, net	$267,689	$204,525

In assessing the recoverability of its long-lived assets, the Company compared the carrying value to the undiscounted future cash flows the assets are expected to generate. During the six months ended September 30, 2009, the Company had no write-down of its assets.

(4) Accounts payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following (in thousands of dollars):

	September 30, 2009	March 31, 2009
	(in thousands)
Capital expenditures	$60,372	$37,282
Operating expenditures	224	909
Property, plant and equipment, net	$60,596	$38,191

The capital expenditures pertain primarily to the Idaho plant and equipment additions that the Company is currently constructing in Pocatello, Idaho. Over the next twelve months, the Company may have insufficient cash to meet all of its obligations as they come due. To help address its obligations, in September 2009, the Company entered into a definitive agreement providing for a majority investment in the Company by Tianwei New Energy Holdings Co., Ltd., or Tianwei, and debt financing by Tianwei through China Construction Bank, as agent, for the construction and development of the Company’s polysilicon production facility. Subject to closing of the Tianwei financing transaction, which is anticipated to occur in November 2009 after the satisfaction of closing conditions, including but not limited to the approval of Chinese government authorities, and based on the current terms of the anticipated transaction, $50 million of an aggregate of $79 million in secured prepayments previously paid by Tianwei to the Company under certain polysilicon supply agreements will be converted into shares of the Company’s common stock.  In addition, the Company would issue Tianwei a warrant to purchase an additional 10 million shares of common stock and Tianwei  will arrange for $50 million in debt financing for the Company, together with a commitment from Tianwei to assist the Company in obtaining additional financing that may be required by the Company to construct and operate the Project.

Furthermore, the Company has modified payment terms in purchase orders with more than thirty of its vendors to structure payment plans for amounts past due and to be invoiced in the future. In the event the Company is unable to meet its obligations under payment plans and other agreements, the Company may request that its vendors forebear from enforcing one or more of their rights under their respective agreements. There are no assurances that any of the Company’s vendors will agree to forebear or otherwise make any concessions under their respective agreements. If any of the Company’s vendors seek to enforce the Company’s obligations under these agreements that it is unable to perform, which could include asserting and/or foreclosing on materialman’s and laborer’s liens on the Project, or taking other legal action, it could materially harm the Company’s business, financial condition and results of operations and the Company may be forced to delay, alter or abandon its planned business operations, which could have a material adverse effect on the Company’s ability to continue as a going concern and the recoverability of its long-lived assets.

(5) Long-term Debt (Deposits- Hoku Materials)

The Company has entered into various supply agreements with customers for the sale and delivery of polysilicon over specified periods of time.  Under the supply agreements, customers are generally required to pay cash deposits to the Company as a prepayment for future product deliveries.  Generally, these payments are for deliveries of polysilicon which are expected to occur subsequent to the initial year of the agreements.  At such time as the Company begins to deliver polysilicon pursuant to each customer’s respective contract and the Company is assured that the polysilicon has been accepted under the terms of the respective contract, the related deposits will be reclassified to deferred revenue.

As of September 30 and March 31, 2009, the Company had $165 million and $134 million, respectively, related to prepayments received under its various polysilicon supply agreements.  The prepaid amounts that are expected to be applied to future product deliveries after September 30, 2010 have been reflected in the consolidated balance sheets as long-term debt (deposits- Hoku Materials) in the consolidated balance sheets.

Under the terms of the various long-term polysilicon supply agreements with its customers, the Company is generally required to refund these prepayments, in each case, if the customer terminates the respective supply agreement under certain circumstances, which generally include, but are not limited to, bankruptcy, failure to commence shipments of polysilicon by specified dates, repeated failure to deliver a specified quality of product, and/or failure to meet other milestones.  The Company has granted security interests to each of its customers in all of the Company’s tangible and intangible assets related to its polysilicon business to serve as collateral for the Company’s obligation to repay the remaining amount of each of its customer’s respective prepayments made as of the date of any termination that has not been applied to the purchase price of polysilicon previously delivered under the respective contract.

The following is a summary of prepayments received as of September 30, 2009:

Prepayment
Customer	(in thousands)
Wuxi Suntech Power Co., Ltd.	$2,000
Solarfun Power Hong Kong Ltd.	37,000
Tianwei New Energy (Chengdu) Wafer Co., Ltd.	79,000
Jianxi Jinko Solar Co., Ltd.	20,000
Shanghai Alex New Energy Co., Ltd.	20,000
Wealthy Rise International, Ltd. (Solargiga)	7,000
$165,000

Based on existing terms of the various long-term polysilicon supply agreements as of September 30, 2009, the $165 million of customer prepayments would be credited against future product deliveries as follows:

Application of
Customer Deposits
September 30 Ending	(in thousands)
2010	$6,194
2011	12,670
2012	17,556
2013	17,256
2014	16,356
Thereafter	94,968
$165,000

In September 2009, the Company entered into a definitive agreement providing for a majority investment in the Company by Tianwei New Energy Holdings Co., Ltd., or Tianwei, and debt financing by Tianwei through China Construction Bank as agent, for the construction and development of its planned polysilicon manufacturing plant.  Subject to closing of the Tianwei financing transaction, which is anticipated to occur in November 2009 after the satisfaction of closing conditions, including but not limited to the approval of Chinese government authorities, the existing supply agreements with Tianwei will be amended to reflect the conversion of $50 million of an aggregate of $79 million in secured prepayments previously paid by Tianwei to the Company into shares of the Company’s common stock.

 (6) Total Equity

Changes in total equity for the six months ended September 30, 2009 were as follows (in thousands):

	Hoku Scientific, Inc. Shareholders
		Additional
	Common	Paid-in	Accumulated	Noncontrolling	Total	Comprehensive
	Stock	Capital	Deficit	Interest	Equity	Income
Balance as of March 31, 2009	$21	$65,780	$(15,169)	$-	$50,632	$-
Contributions from noncontrolling interest				3,625	3,625
Net loss			(2,136)	(18)	(2,154)	(2,154)
Exercise of common stock options		2			2
Stock-based compensation		220			220
Grants of stock awards		206			206
Balance as of September 30, 2009	$21	$66,208	$(17,305)	$3,607	$52,531	$(2,154)

(7) Income Taxes

Income taxes are accounted for under the asset and liability method. The Company recognizes federal and state current tax liabilities based on its estimate of taxes payable to or refundable by each tax jurisdiction in the current fiscal year.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company also records a valuation allowance to reduce deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company continues to provide a valuation allowance against its net deferred tax assets as of September 30, 2009.

 (8) Net Loss per Share

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

The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of  the denominator used in the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to Hoku Scientific, Inc.	$(1,231)	$(1,373)	$(2,136)	$(1,195)
Denominator:
Weighted average shares of common stock (basic)	21,018,162	20,454,235	21,012,129	19,933,107
Effect of Dilutive Securities
Add:
Weighted average stock options	—	—	—	—

Weighted average shares of common stock (diluted)	21,018,162	20,454,235	21,012,129	19,933,107

Basic net loss per share attributable to Hoku Scientific, Inc.	$(0.06)	$(0.07)	$(0.10)	$(0.06)

Diluted net loss per share attributable to Hoku Scientific Inc.	$(0.06)	$(0.07)	$(0.10)	$(0.06)

The basic weighted average shares of common stock for the three and six months ended September 30, 2009 and 2008 excludes unvested restricted shares of common stock.

During the three and six months ended September 30, 2009, potential dilutive securities included options to purchase 116,787 and 111,158 shares of common stock, respectively, at prices ranging from $0.075 to $0.52 per share in both periods. During the three and six months ended September 30, 2009, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share, due to the Company’s net loss for the periods. During the three and six months ended September 30, 2008, potential dilutive securities included options to purchase 256,710 and 304,619 shares of common stock, respectively, at prices ranging from $0.075 to $4.50 per share in both periods. During the three and six months ended September 30, 2008, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share, due to the Company’s net loss for the periods.

(9) Commitments, Contingencies and Purchase Obligations

Stone & Webster, Inc. In August 2007, the Company entered into an Engineering, Procurement and Construction Management Contract with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering, procurement, and construction management services for the construction of the Project, which was amended in October 2007 by Change Order No. 1, again in April 2008 by Change Order No. 2, and again by Change Order No. 3 in February 2009, which are collectively the S&W Engineering Agreement. Under the S&W Engineering Agreement, S&W is to provide all engineering and procurement services necessary to complete the design and planning for construction of the Project. S&W is to be paid on a time and materials basis plus a fee for its services and incentives if certain schedule and cost targets are met. The target cost for the services to be provided under the S&W Engineering Agreement is $50 million.

Through September 30, 2009, the Company made payments to S&W of $45.7 million and had $1.8 million of payables outstanding as of September 30, 2009.

JH Kelly LLC. In August 2007, the Company entered into a Cost Plus Incentive Contract with JH Kelly LLC, or JH Kelly, for construction services for the construction of the Project, which was amended in October 2007, by Change Order No. 1, again in April 2008 by Change Order No. 2, again in March 2009 by Change Order No. 3, and again in September 2009 by Change Order No. 4, which are collectively the JH Kelly Construction Agreement. Under the JH Kelly Construction Agreement, JH Kelly agreed to provide the construction services as the Company’s general contractor for the construction of the Project with a production capacity of 4,000 metric tons per year. The target cost for the services to be provided under the JH Kelly Construction Agreement is $145 million, including up to $5.0 million of incentives that may be payable.

Through September 30, 2009, the Company made payments to JH Kelly of $53.6  million and had $13.0 million of payables outstanding as of September 30, 2009.

Dynamic Engineering Inc. In October 2007, the Company entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license, for the process to produce and purify trichlorosilane, or TCS. Under the agreement with Dynamic, or the Dynamic Agreement, Dynamic is obligated to design and engineer a TCS production facility that is capable of producing 20,000 metric tons of TCS for the Company’s planned 4,000 metric tons per year polysilicon production plant. The Dynamic process is to be integrated by S&W into the overall Project, and will be constructed by JH Kelly. Under the Dynamic Agreement, Dynamic's engineering services are provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that the Company may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the completed facility, and has agreed to indemnify the Company for any third-party claims of intellectual property infringement.

Through September 30, 2009, the Company made payments to Dynamic of $5.6 million and had $3.4 million of payables outstanding as of September 30, 2009.

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

In January 2009, the Company received the first shipment of six hydrogen reduction reactors, three hydrogenation reactors, and related equipment from GEC and MSA, at the Project, and all of these polysilicon reactors have been assembled and put into place on the Company’s production floor. The reactors are the first units to arrive in Pocatello out of a planned total order of 28. The next shipment of 10 polysilicon reactors and related equipment is scheduled to arrive at the Project no later than the third quarter of fiscal 2010, subject to the Company’s payment of an additional 3.2 million Euros or $4.7 million (based on the Euro/U.S. dollar exchange rate, which was $1.4643/Euro as of September 30, 2009). The Company is in discussions with GEC to purchase additional 12 reactors necessary for its planned annual capacity of 4,000 metric tons of polysilicon.  The cost of these additional reactors is not expected to be greater than 20.9 million Euros.

Through September 30 2009, the Company paid GEC and MSA an aggregate amount of 15.2 million Euros or $22.3 million and had 2.4 million Euros or $3.5 million of payables outstanding as of September 30, 2009.

The Company is in discussions with GEC to purchase additional 12 reactors necessary for its planned annual capacity of 4,000 metric tons of polysilicon.  The cost of these additional reactors is not expected to be greater than 20.9 million Euros.

Idaho Power Company.  In December 2007, the Company entered into an agreement with Idaho Power Company, or Idaho Power, to complete the construction of the electric substation to provide power for the Project, or the Idaho Power Agreement. The Company is obligated to pay Idaho Power an aggregate of $14.8 million for the completion of the substation and associated facilities. Under the terms of the Idaho Power Agreement, the substation and associated facilities were scheduled to be completed on or before February 2009. The Idaho Power Agreement provided that Idaho Power could invoice the Company additional amounts for temporary power to enable the start-up and operation of the planned polysilicon production plant prior to February 2009.

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

Through September 30, 2009,  the Company paid Idaho Power Company an aggregate amount of $17.5 million through September 30, 2009, which includes $917,000 paid to Idaho Power pursuant to a separate engineering services agreement.

In September 2008, the Company also entered into an Electric Service Agreement with Idaho Power for the supply of electric power and energy to the Company for use in the Project, subject to the approval of Idaho’s Public Utilities Commission, or the ESA. The term of the ESA is four years, beginning in June 2009. During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to the Company at certain fixed rates, which are subject to change only by action of the Idaho Public Utilities Commission. After the initial term of the ESA expires, either the Company or Idaho Power may terminate the ESA without prejudice. If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to us at the same fixed rates.

In June 2009, the Company entered into an Amended and Restated Electric Service Agreement, or the Amended Agreement, with Idaho Power which amends and restates the ESA in its entirety.  The Amended Agreement was filed with the Idaho Public Utilities Commission, or PUC, and has been approved.  The Amended Agreement extends by six months the date upon which the Company is obligated to begin purchasing prescribed amounts of electricity from Idaho Power, from June 1, 2009, to December 1, 2009, as well as extending the initial term of the ESA to December 2013.  Prior to the December 1, 2009 effective date of the Amended Agreement, electricity is to be provided to the Company by Idaho Power at the current Schedule 19T tariff rate.

AEG Power Solutions USA Inc. (formerly known as Saft Power Systems USA, Inc.). In March 2008, the Company entered into an agreement with AEG Power Solutions USA Inc., or AEG, formerly known as Saft Power Systems USA, Inc., which was subsequently amended in May 2009, or the AEG Agreement, for the purchase and sale of thyroboxes, earth fault detection systems, and related technical documentation and services, or the Deliverables. Under the AEG Agreement, AEG was obligated to manufacture and deliver the Deliverables, which are used as the power supplies for the polysilicon deposition reactors to be used in the Project.  The total fees payable to AEG for all Deliverables under the AEG Agreement is approximately $13 million.

Through September 30, 2009, the Company made payments to AEG of $6.2 million and had $1.2 million of payables outstanding as of September 30, 2009.

Polymet Alloys, Inc. In November 2008, the Company entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to the Company for use in the Project. In May 2009, the Company entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  The term of the Amended Polymet Agreement is three years, commencing in 2010. Each year during the term of the Amended Polymet Agreement, Polymet has agreed to sell to the Company, and the Company has agreed to purchase from Polymet, no less than 65% of the Company’s annual silicon metal requirement.  Pricing is to be negotiated for each year of the Amended Polymet Agreement; however, if the parties are unable to agree on pricing for any year, or the Company has agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom the Company may seek to purchase silicon metal.  Either party may also terminate the Amended Polymet Agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of September 30, 2009, the Company had not made any payments to Polymet.

PVA Tepla Danmark. In April 2008, the Company entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for the Project. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to the Company’s end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total fees payable to PVA is approximately $6 million, which is payable in four installments, the first of which was made in August 2008. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.

Through September 30, 2009, the Company had paid PVA an aggregate amount of $1.9 million and had $3.9 million of payables outstanding as of September 30, 2009.

BHS Acquisitions, LLC. In November 2008, the Company entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, to the Company for use in the Project. The term of the agreement is eight years beginning on the date on which the first shipment of product is delivered. Each year during the term of the agreement, BHS has agreed to sell to the Company, and the Company has agreed to purchase from BHS, specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are scheduled to begin no later than January 2010, and the aggregate net value of the HCl to be purchased by the Company under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of September 30, 2009, the Company had not made any payments to BHS.

As of September 30, 2009, twelve of the Company’s vendors have recorded mechanics lien claims on the Company’s real property and improvements in Pocatello, Idaho. The lien claims relate to an aggregate amount of approximately $23.8 million that vendors claim are owed for labor, materials, equipment and/or services used in the construction of the Project.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(amounts in thousands)
Revenue (in thousands):

Hoku Fuel Cells	$—	$—	$—	$—
Hoku Solar	1,498	1,870	1,572	4,078
Hoku Materials	—	—	—	—

Total consolidated revenue	$1,498	$1,870	$1,572	$4,078

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Income (loss) from operations (in thousands):
Hoku Fuel Cells	$—	$(7)	$2	$(18)
Hoku Solar	(563)	(55)	(913)	95
Hoku Materials	(888)	(624)	(1,545)	(1,323)

Total consolidated loss from operations	$(1,451)	$(686)	$(2,456)	$(1,246)

The reconciliation of segment operating results to the Company’s consolidated totals was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Consolidated loss from operations	$(1,451)	$(686)	$(2,456)	$(1,246)
Interest and other income (loss)	217	(687)	302	51
Net loss attributable to noncontrolling interest	(3)	—	(18)	—

Net loss attributable to Hoku Scientific, Inc.	$(1,231)	$(1,373)	$(2,136)	$(1,195)

The Company allocates its assets to its business units based on the primary business units benefiting from the assets.

	September 30, 2009	March 31, 2009
	(amounts in thousands)
Identifiable assets:

Hoku Solar	$7,148	$9,738
Hoku Materials	262,252	199,473
Unallocated assets	8,962	15,000

Total assets	$278,362	$224,211

 (11) Agreement with Tianwei and Cost of Financing

In September 2009, the Company entered into a definitive agreement providing for a majority investment in the Company by Tianwei, and debt financing by Tianwei through China Construction Bank as agent, for the construction and development of the Project.  Subject to closing of the Tianwei financing transaction, which is anticipated to occur in November 2009 after the satisfaction of closing conditions, including but not limited to the approval of Chinese government authorities, and based on the current terms of the anticipated transaction, the existing polysilicon supply agreements would be amended such that $50 million of an aggregate of $79 million in secured prepayments previously paid by Tianwei to the Company  will be converted  into shares of the Company’s common stock.  The amended supply agreements will also provide for a reduced price at which Tianwei purchases polysilicon by approximately 11% in each year of the ten year agreement.In addition, the Company will issue Tianwei a warrant to purchase an additional 10 million shares of common stock and Tianwei will arrange for $50 million in debt financing for the Company, together with a commitment from Tianwei to assist the Company in obtaining additional financing that may be required by the Company to construct and operate the Project. The Company expects to receive the $20 million of the debt financing in November 2009, and $30 million in December 2009.

In exchange for the value provided by Tianwei, the Company will issue to Tianwei 33,379,287 newly-issued shares of its common stock and grant Tianwei a warrant to purchase an additional 10 million shares of its common stock.  The terms of the warrant will include: (i) a per share exercise price equal to $2.52; (ii) an exercise period of seven years; and (iii) provision for net-issue exercise. The newly issued shares of the Company’s common stock and warrant will represent approximately 66% of the Company’s fully diluted outstanding shares.

Subject to closing of the Tianwei financing transaction, the $50 million in debt, plus $63 million in additional prepayments from its existing customers, will  be used to pay current liabilities and complete construction of the Project to the point where the Company could commence initial shipments to customers.  Until such time, the Company intends to delay the additional financing of $71 million which is necessary to complete the construction of the Project. Upon receipt of these funding sources, the Company anticipates resuming full scale plant construction in November 2009. However, if the anticipated transaction is not consummated, there is a delay in receiving the $50 million in debt from the Tianwei transaction, or the Company does not receive anticipated prepayments from its other polysilicon supply agreements, the Company may need to curtail construction.

As of September 30, 2009, the Company has deferred approximately $152,000 of costs incurred related to the agreement with Tianwei

(12) Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations principally through both registered and unregistered offerings of its securities and prepayments on its long-term polysilicon contracts. Even if the Company is successful in closing its transaction with Tianwei, securing additional long-term polysilicon contracts that could provide additional prepayments, and its existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), the Company will still need to seek additional financing to complete its polysilicon production facility currently under construction.  As of September 30, 2009, the Company had cash and cash equivalents on hand $9.1 million and short-term liabilities of $67.0 million. Consequently, there is substantial doubt that the Company will have sufficient cash to meet all of its obligations as they come due. The Company does not expect to generate significant revenue until it successfully commences the manufacture and shipment of polysilicon and begins meeting the obligations under the Company’s supply contracts. Assuming the closing of the Tianwei transaction and receipt of $63 million under current contractual prepayments, the Company will still need to raise as much as $71 million based on the estimate of $390 million to construct and equip the plant.  If the Company is unable to secure additional long-term supply contracts and prepayments, if for any reason (e.g. contract amendment, termination, breach, etc.) one or more of the Company’s polysilicon supply customers do not pay the full amount of the prepayments to which they are presently committed and/or if the actual cost to complete the Project is more than $390 million, the amount the Company will need to raise could exceed $71 million.

The Company’s ability to continue as a going concern depends on its ability to raise debt or equity financing, increase revenues and reduce expenses. The Company has already modified payment terms in purchase orders with more than thirty of its vendors to structure payment plans for amounts past due and to be invoiced in the future. The Company’s management continues to evaluate a variety of alternatives to raise capital and manage the Company’s liquidity.  These alternatives include, without limitation:

•	debt financing, including financing that is guaranteed by a private third party;

•	one or more equity offerings, including an offering of stock the Company previously registered with the Securities and Exchange Commission on Form S-3;

•	prepayments for product to be delivered under new long-term polysilicon supply contracts;

•	government funding from grants and/or loan guarantees; and/or

•	further extending the construction schedule and payment plans with vendors

In addition to the foregoing alternatives, the Company has retained Deutsche Bank Securities, Inc., as its financial advisor to seek a possible sale of Hoku Scientific or Hoku Materials. There are no assurances that the Company will be successful in executing any of the foregoing options. If the Company is unable to raise capital and manage its liquidity, there is substantial doubt that the Company will be able to continue as a going concern. The inability to continue as a going concern could result in an orderly wind-down of the Company or other potential forms of restructuring.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q, including, but not limited to, statements about:

•	The closing of our financing agreement with Tianwei, and our receipt of the proceeds of our $50 million loan agreement with Tianwei and China Construction Bank;

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

•	our ability to meet our commitments under certain supply agreements to deliver polysilicon in the first quarter of calendar year 2010;

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

Recent Developments Related to Liquidity and Capital Resources

We have incurred significant net losses since inception and we have relied on our ability to fund our operations principally through both registered and unregistered offerings of our securities and prepayments on long-term polysilicon contracts. Assuming the closing of the Tianwei transaction, even if we are successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and our existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), we will still need to seek additional financing to complete our planned polysilicon production facility currently under construction in Pocatello, Idaho, or the Project. As of September 30, 2009, we had cash and cash equivalents on hand of $9.1 million and short term liabilities of $67.0 million.

To help address our cash needs to meet our obligations, we have modified payment terms in purchase orders with more than thirty of our vendors to structure payment plans for amounts past due and to be invoiced in the future. Furthermore, in September 2009, we entered into a definitive agreement providing for a majority investment in us by Tianwei New Energy Holdings Co., Ltd., or Tianwei, and debt financing by Tianwei through China Construction Bank, as agent, for the construction and development of the Project.  Subject to closing of the Tianwei financing transaction, which is anticipated to occur in November 2009 after the satisfaction of closing conditions, including but not limited to the approval of Chinese government authorities, Tianwei will convert $50 million of an aggregate of $79 million in secured prepayments previously paid by Tianwei to us under certain polysilicon supply agreements into shares of our common stock.  In addition, we will issue Tianwei a warrant to purchase an additional 10 million shares of common stock and Tianwei will arrange for $50 million in debt financing for us, together with a commitment from Tianwei to assist us in obtaining additional financing that may be required by us to construct and operate the Project.  We currently expect to receive the $20 million of the debt financing in November 2009, and $30 million in December 2009.

The $50 million in debt, plus $63 million in additional prepayments from our existing customers, will be used to pay current liabilities and complete construction of the Project to the point where we could commence shipments to customers, and we intend to delay any additional financing until such time. On the basis of these funding sources, we anticipate resuming full scale plant construction in November 2009.  We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts. In addition, we will still need to seek additional financing to complete the Project. If we are unable to secure additional long-term supply contracts and prepayments, assuming the cost to construct and equip the Project does not exceed $390 million and that all of our existing customers make their prepayments when due, the amount we will need to raise could be as much as $71 million.  If we are unable to secure additional long-term supply contracts and prepayments, if for any reason (e.g. contract amendment, termination, breach, etc.) one or more of our polysilicon supply customers do not pay the full amount of the prepayments to which they are presently committed and/or if the actual cost to complete the Project is more than $390 million, the amount we will need to raise could exceed $71 million.  Furthermore, if there is a delay in receiving the $50 million in debt from the Tianwei transaction, or we do not receive our anticipated prepayments from our customers, or other unfavorable factors occur, it could raise substantial doubt about our ability to continue as a going concern. The inability to continue as a going concern could result in an orderly wind-down of us or other potential forms of restructuring.

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

In May 2007, we commenced construction of our planned polysilicon manufacturing facility in Pocatello, Idaho, or the Project. In September 2008, we announced that we would be increasing our planned polysilicon facility capacity from 3,500 metric tons per year to 4,000 metric tons per year. Our original estimated construction cost for a facility capable of producing 3,500 metric tons of polysilicon per year was $390 million. We do not believe we will require a significant amount of additional capital, if any, to increase our Project capacity to 4,000 metric tons per year; however, we are continuing to review the $390 million estimated cost to complete the Project. This estimate is based on our discussion with vendors, declining costs of materials and labor and ongoing adjustments of certain design elements; however, changes in costs, modifications in construction timelines and other factors could cause the actual cost to significantly exceed our estimate. Any significant increase in the cost to complete the Project could have a material adverse effect on our business, financial condition and results of operations. In April 2008, we issued a change order with Stone & Webster, Inc., our engineering and procurement service provider, and as a result our estimate of the total cost to construct and equip the Project decreased from $400 million to $390 million.

During the three and six months ended September 30, 2009, Hoku Materials incurred an operating loss of $888,000 and $1.5 million respectively, in expenses, which mainly consists of payroll, travel expenses, and professional fees. In addition, as of September 30, 2009, Hoku Materials has capitalized $262.1 million related to construction costs for the Project and received $165 million in customer deposits as prepayments on long-term polysilicon supply agreements.

Construction/Financing Update

In September 2009, we entered into a definitive agreement providing for a majority investment in us by Tianwei New Energy Holdings Co., Ltd., or Tianwei, and debt financing by Tianwei through China Construction Bank, as agent, for the construction and development of the Project.  Subject to closing of the Tianwei financing transaction, which is anticipated to occur in November 2009 after the satisfaction of closing conditions, including but not limited to the approval of Chinese government authorities, Tianwei will convert $50 million of an aggregate of $79 million in secured prepayments previously paid by Tianwei to us under certain polysilicon supply agreements into shares of our common stock.  In addition, we will issue Tianwei a warrant to purchase an additional 10 million shares of common stock and Tianwei will arrange for $50 million in debt financing for us, together with a commitment from Tianwei to assist us in obtaining additional financing that may be required by us to construct and operate the Project.  We expect to receive $20 million of the debt financing in November 2009, and $30 million in December 2009.

The $50 million in debt, plus $63 million in additional prepayments from our existing customers, will be used to pay current liabilities and complete construction of the Project to the point where we could commence initial shipments to customers, and we intend to delay any additional financing until such time. On the basis of these funding sources, we anticipate resuming full scale Project construction in November 2009, expect to complete our reactor demonstration in the fourth quarter of calendar year 2009 and begin polysilicon production in the first quarter of calendar year 2010.

Polysilicon Supply Agreement Updates

Wuxi Suntech Power Co., Ltd.

In July 2009, Hoku Materials and Wuxi Suntech Power Co., Ltd., or Suntech, amended the existing agreements between the two parties such that Suntech agreed to waive the following rights:

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

In exchange for the Suntech waivers described above, we agreed to waive our right to payment of the TCS Demonstration Installment and, as a result, Suntech is no longer required to make $15 million in additional prepayments.  In addition, we authorized Suntech to replace its $45 million Stand-by Letter of Credit with a $30 million stand-by letter of credit issued by a bank in China, which may be collateralized with non-cash assets. The amendment, anticipated to close in November 2009,  will result in a change of control of us.

Tianwei New Energy (Chengdu) Wafer Co., Ltd.

Subject to closing of the Tianwei financing transaction, which is anticipated to occur in November 2009 after the satisfaction of closing conditions, including but not limited to the approval of Chinese government authorities, we will enter into amendments with Tianwei New Energy (Chengdu) Wafer Co., Ltd., or Tianwei.  Pursuant to the amendments, we (a) will convert $50 million of the total $79 million of prepayments previously paid to us by Tianwei into shares of our common stock and (b) will reduce the price at which Tianwei purchases polysilicon by approximately 11% per year.  Under the amendments, the amount of polysilicon to be delivered will remain unchanged and Tianwei will still be required to pay us an additional $2 million in prepayments; however, the total revenue for the polysilicon to be sold by us to Tianwei will be modified such that up to approximately $418 million may be payable to us during the ten-year term (exclusive of amounts Tianwei may purchase pursuant to its right of first refusal), subject to product deliveries and other conditions.

Wealthy Rise International, Ltd.

We have granted to Wealthy Rise International, Ltd., or Solargiga, an extension of time, or the Extension, to make an aggregate of $9.9 million in prepayments that were payable between June and October, 2009.  Pursuant to the Extension, the date on which the $9.9 million is due has been extended to the earlier of November 15, 2009, or the date on which we and Wealthy Rise enter into a definitive amendment to the Agreement pursuant to which the schedule and conditions for Wealthy Rise’s prepayments could be adjusted.

Hoku Solar

We incorporated Hoku Solar to design, engineer and install PV systems and related services. During the three and six months ended September 30, 2009, Hoku Solar incurred an operating loss of $563,000 and $913,000, respectively, primarily reflecting the operational focus on completing the installation and system acceptance of the seven PV systems for Power I which began generating PPA revenues in May 2009.

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

During the three and six months ended September 30, 2009, Hoku Fuel Cells had insignificant activity primarily associated with patent applications in order to protect our technology, inventions and improvements related to our fuel cell products.

Financial Operations Review

During the three and six months ended September 30, 2009, we derived all of our revenue through PV system installation and ancillary services related to Hoku Solar. We expect that all of our revenue will be derived through PV system installations and the sale of electricity until the first half of calendar year 2010, when Hoku Materials is expected to generate revenue through the sale of polysilicon.

During the three and six months ended September 30, 2009, our revenue was $1.5 million and $1.6 million, respectively, comprised of commercial PV system installations and electricity sales.

Consolidated Results of Operations

The following analysis of the unaudited consolidated financial condition and results of operations of Hoku Scientific, Inc. and its subsidiaries should be read in conjunction with the consolidated financial statements and the related notes thereto in this Quarterly Report on Form 10-Q.

Comparison of Three Months Ended September 30, 2009 and 2008

Revenue. Revenue was $1.5 million for the three months ended September 30, 2009 compared to $1.9 million for the same period in 2008. Revenue in both periods was primarily comprised of PV system installations and related services.

Cost of  Revenue. Cost of  revenue was $1.4 million for the three months ended September 30, 2009 compared to $1.5 million for the same period in fiscal 2009. Cost of service and license revenue primarily consisted of employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.5 million for the three months ended September 30, 2009 compared to $1.1 million for the same period in fiscal 2009. The increase of $479,000 was primarily due to compensation to Board Directors of $210,000, retention payments for officers and other key employees of $130,000 and higher payroll expenses of $125,000.

Interest and Other Income/(Loss). Interest and other income was $217,000 for the three months ended September 30, 2009 compared to a loss of $687,000 for the same period in fiscal 2009. Interest and other income for the three months ended September 30, 2009 was primarily comprised of $210,000 in prior accruals for general excise tax reserves due to statute limitations and interest income of $7,000.  Interest and other loss for the three months ended September 30, 2008 was primarily comprised of unrealized losses related to our foreign currency (Euro) forward contracts of $780,000, offset by interest income and from the  sale of fuel cell equipment of $53,000 and $40,000, respectively.

Comparison of Six Months Ended September 30, 2009 and 2008

Revenue. Revenue was $1.6 million for the six months ended September 30, 2009 compared to $4.1 million for the same period in 2008. Revenue for both periods was primarily comprised of PV system installations and related services.

Cost of  Revenue. Cost of  revenue was $1.4 million for the six months ended September 30, 2009 compared to $3.0 million for the same period in 2008. Cost of service and license revenue primarily consisted of employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.6 million for the six months ended September 30, 2009 compared to $2.3 million for the same period in fiscal 2009. The increase of $300,000 was primarily due to higher payroll expenses of $290,000, compensation to Board Directors of $210,000 and retention payments for officers and other key employees of $130,000 The increase was offset by lower stock based compensation of $351,000.

Interest and Other Income/(Loss). Interest and other income was $302,000 for the six months ended September 30, 2009 compared to $51,000 for the same period in fiscal 2009. Interest and other income for the six months ended September 30, 2009 was primarily comprised of the reversal of $221,000 in accruals for general excise tax reserves, $40,000 from the sale of fuel cell equipment and interest income of $20,000.  Interest and other income for the six months ended September 30, 2008 was primarily comprised of interest income and the sale of fuel cell equipment of $245,000 and $74,000, respectively, offset by unrealized losses related to our foreign currency (Euro) forward contracts of $268,000.

Liquidity and Capital Resources

We have incurred significant net losses since inception and we have relied on our ability to fund our operations principally through both registered and unregistered offerings of our securities and prepayments on long-term polysilicon contracts. Even if we are successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and our existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), we will still need to seek additional financing to complete our polysilicon production facility currently under construction. As of September 30, 2009, we had cash and cash equivalents on hand of $9.1 million and short term liabilities of $67.0 million.

To help address our cash needs to meet our obligations, we have modified payment terms in purchase orders with more than thirty of our vendors to structure payment plans for amounts past due and to be invoiced in the future. Furthermore, in September 2009, we entered into a definitive agreement providing for a majority investment in us by Tianwei New Energy Holdings Co., Ltd., or Tianwei, and debt financing by Tianwei through China Construction Bank, as agent, for the construction and development of our polysilicon production facility in Pocatello, Idaho.  Subject to closing of the Tianwei financing transaction, which is anticipated to occur in November 2009 after the satisfaction of closing conditions, including but not limited to the approval of Chinese government authorities, $50 million of an aggregate of $79 million in secured prepayments previously paid by Tianwei to us under certain polysilicon supply agreements will be converted into shares of our common stock.  In addition, we will issue Tianwei a warrant to purchase an additional 10 million shares of common stock and Tianwei will arrange for $50 million in debt financing for us, together with a commitment from Tianwei to assist us in obtaining additional financing that may be required by us to construct and operate the Project.  We expect to receive the $20 million of the loan proceeds in November 2009, and $30 million in December 2009.

In exchange for the value that would be provided by Tianwei, we will issue to Tianwei 33,379,287 newly-issued shares of our common stock and grant Tianwei a warrant to purchase an additional 10 million shares of our common stock at a price per share equal to $2.52. The newly issued shares of the Company’s common stock and warrant will represent approximately 66% of the Company’s fully-diluted outstanding shares.

The $50 million in debt, plus $63 million in additional prepayments from our existing customers, will be used to pay current liabilities and complete construction to the point where we could commence shipments to customers, and we intend to delay any additional financing until such time. On the basis of these funding sources, we anticipate resuming full scale Project construction in November 2009.  We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts.

The total actual cost of construction and equipment for the Project is estimated to be $390 million. This estimate is based on our discussion with vendors, declining costs of materials and labor and ongoing adjustments of certain design elements; however, changes in costs, modifications in construction timelines and other factors could cause the actual cost to significantly exceed our estimate. Our six long-term supply customers have collectively committed to contribute $228.4 million towards these costs in the form of polysilicon supply prepayments, subject to the achievement of various milestones and repayment obligations under certain circumstances. As of September 30, 2009, we had collected $165.0 million of combined prepayments that were committed to us from these customers. As of September 30, 2009, we had contributed approximately $41 million to the construction cost of the Project.

We will need to seek additional financing to complete construction of the Project. Assuming the closing of the Tianwei financing transaction and the receipt of $50 million in debt financing, if we are unable to secure additional long-term supply contracts and prepayments, assuming the cost to construct and equip the Project does not exceed $390 million and that all of our existing customers make their prepayments when due, the amount we will need to raise could be as much as $71 million.  If we are unable to secure additional long-term supply contracts and prepayments, if for any reason (e.g. contract amendment, termination, breach, etc.), or one or more of our polysilicon supply customers do not pay the full amount of the prepayments to which they are presently committed and/or if the actual cost to complete the Project is more than $390 million, the amount we will need to raise could exceed $71 million.  Furthermore, if there is a delay in receiving the $50 million in debt financing from the Tianwei transaction, or we do not receive our anticipated prepayments from our existing customers, it could raise substantial doubt about our ability to continue as a going concern through at least September 30, 2010. The inability to continue as a going concern could result in an orderly wind-down of us or other potential forms of restructuring.

As of September 30, 2009, we had an accumulated deficit of $17.3 million. Hoku Materials does not currently generate any revenue and we do not anticipate revenue from Hoku Materials until the first quarter of calendar year 2010.  During the six  months ended September 30, 2009, our revenue was primarily from PV system installations and related services primarily from Hoku Solar contracts.  At this time, we do not believe we will receive any meaningful revenue from Hoku Fuel Cell products and services for the foreseeable future.

The sale of additional equity and convertible debt instruments may result in additional dilution to our current stockholders. Additionally, if we do not have sufficient cash to meet all of our obligations as they come due, we will have to ask our vendors to forebear from enforcing one or more of their rights under their respective agreements.  There are no assurances that our vendors will agree to forebear or otherwise make any concessions under their respective agreement. If any of our vendors seek to enforce our obligations under these agreements that we are unable to perform, which could include asserting and/or foreclosing on materialman’s and laborer’s liens on the Project, or taking other legal action, it could materially harm our business, financial condition and results of operations and we may be forced to delay, alter or abandon our planned business operations, which could have a material adverse effect on the our ability to continue as a going concern and the recoverability of its long-lived assets.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $2.7 million for the six months ended September 30, 2009 compared to $1.4 million for the same period in 2008. The net cash used in operating activities was primarily due to the costs expended for uncompleted solar contracts, decrease in accounts payable and accrued operating expenses and lower  deferred revenues during the six  months ended September 30, 2009 as compared to the same period in 2008.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $40.2 million for the six months ended September 30, 2009 compared to $57.3 million for the same period in 2008. The net cash used in investing activities in both periods was primarily due to the capitalization of funds to pay for construction costs related the Project.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $34.6 million for the six months ended September 30, 2009 compared to $44.7 million for the same period in 2008. The net cash provided by financing activities during the six months ended September 30, 2009 was primarily due to deposits received from polysilicon prepayment supply contracts of $31.0 million and contributions from the noncontrolling interest of $3.6 million.  The net cash provided by financing activities during the six months ended September 30, 2008 was primarily due to $35.0 million in deposits received from supply agreements for polysilicon deliveries and the sale of 1,160,716 shares of our common stock for net proceeds of approximately $6.7 million.

Contractual Obligations

The following table summarizes the contractual obligations that existed at September 30, 2009. The amounts in the table below do not include time and materials contracts and incentive payments. In addition, the GEC Graeber Engineering Consultants GmbH, and MSA Apparatus Construction for Chemical Equipment Ltd. contract for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors is to be paid in Euros and the contractual obligation is determined based on the Euro/U.S. dollar exchange rate, which was $1.4643/Euro as of September 30, 2009.

Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Construction in progress	$20,968	$20,968	$—	$—	$—
Equipment purchases	89,108	85,438	3,670	—	—
Supply purchases	76,042	9,616	40,296	26,130	—
Leases	523	236	287	—	—
Deposits – Hoku Materials	165,000	6,194	30,226	33,612	94,968

Total	$351,641	$122,452	$74,479	$59,742	$94,968

We may have insufficient cash to meet all of our obligations as they come due through September 30, 2010.  We have modified payment terms in purchase orders with more than thirty of our vendors to structure payment plans for amounts past due and to be invoiced in the future. In the event we are unable to meet our obligations under payment plans and other agreements, we will have to ask our vendors to forebear from enforcing one or more of their rights under their respective agreements.  There are no assurances that any of our vendors will agree to forebear or otherwise make any concessions under their respective agreements.  If any of our vendors seek to enforce our obligations under these agreements that we are unable to perform, which could include asserting and/or foreclosing on materialman’s and laborer’s liens on the Project, or taking other legal action, it could materially harm our business, financial condition and results of operations and we may be forced to delay, alter or abandon our planned business operations, which could have a material adverse effect on the our  ability to continue as a going concern.

Stone & Webster, Inc. In August 2007, we entered into an Engineering, Procurement and Construction Management Contract with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering, procurement, and construction management services for the construction of our the Project, which was amended in October 2007 by Change Order No. 1,  again in April 2008 by Change Order No. 2, and again by Change Order No. 3 in February 2009, which are collectively the S&W Engineering Agreement. Under the S&W Engineering Agreement, S&W is to provide all engineering and procurement services necessary to complete the design and planning for construction of the Project. S&W is to be paid on a time and materials basis plus a fee for its services and incentives if certain schedule and cost targets are met. The target cost for the services to be provided under the S&W Engineering Agreement is $50 million.

Through September 30, 2009, the Company made payments to S&W of $45.7 million and had $1.8 million of payables outstanding as of September 30, 2009.

JH Kelly LLC. In August 2007, we entered into a Cost Plus Incentive Contract with JH Kelly LLC, or JH Kelly, for construction services for the construction of the Project, which was amended in October 2007, by Change Order No. 1,  again in April 2008 by Change Order No. 2, again in March 2009 by Change Order No. 3, and again in September 2009 by Change Order No. 4, which are collectively the JH Kelly Construction Agreement. Under the JH Kelly Construction Agreement, JH Kelly agreed to provide the construction services as our general contractor for the construction of the Project with a production capacity of 4,000 metric tons per year. The target cost for the services to be provided under the JH Kelly Construction Agreement is $145 million, including up to $5.0 million of incentives that may be payable.

Through September 30, 2009, the Company made payments to JH Kelly of $53.6  million and had $13.0 million of payables outstanding as of September 30, 2009.

Dynamic Engineering Inc. In October 2007, we entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license, for the process to produce and purify trichlorosilane, or TCS. Under the agreement with Dynamic, or the Dynamic Agreement, Dynamic is obligated to design and engineer a TCS production facility that is capable of producing 20,000 metric tons of TCS for the Project. The Dynamic process is to be integrated by S&W into the overall polysilicon production facility, and will be constructed by JH Kelly. Under the Dynamic Agreement, Dynamic's engineering services are provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that we may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the completed facility, and has agreed to indemnify us for any third-party claims of intellectual property infringement.

Through September 30, 2009, the Company made payments to Dynamic of $5.6 million and had $3.4 million of payables outstanding as of September 30, 2009.

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

In January 2009, we received the first shipment of six Siemens-process reactors at the Project, and all of these polysilicon reactors have been assembled and put into place on our production floor. The reactors are the first units to arrive in Pocatello out of a planned total order of 28. The next shipment of 10 polysilicon reactors and related equipment is scheduled to arrive at our facility in the third quarter of fiscal 2010, subject to its payment of an additional 3.2 million Euros or $4.7 million (based on the Euro/U.S. dollar exchange rate, which was $1.4643/Euro as of September 30, 2009). We are in discussions with GEC to purchase additional 12 reactors necessary for our planned annual capacity of 4,000 metric tons of polysilicon.  The cost of these additional reactors is not expected to be greater than 20.9 million Euros.

Through September 30 2009, the Company paid GEC and MSA an aggregate amount of 15.2 million Euros or $22.3 million and had 2.4 million Euros or $3.5 million of payables outstanding as of September 30, 2009.

Idaho Power Company. In December 2007, we entered into an agreement with Idaho Power Company, or Idaho Power, to complete the construction of the electric substation to provide power for the Project, or the Idaho Power Agreement. We are obligated to pay Idaho Power an aggregate of $14.8 million for the completion of the substation and associated facilities. Under the terms of the Idaho Power Agreement, the substation and associated facilities were scheduled to be completed on or before February 2009. The Idaho Power Agreement provided that Idaho Power could invoice us additional amounts for temporary power to enable the start-up and operation of the Project prior to February 2009.

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

Through September 30, 2009,  the Company paid Idaho Power an aggregate amount of $17.5 million through September 30, 2009, which includes $917,000 paid to Idaho Power pursuant to a separate engineering services agreement.

In September 2008, we also entered into an Electric Service Agreement with Idaho Power for the supply of electric power and energy to us for use in the Project, subject to the approval of Idaho’s Public Utilities Commission, or the ESA. The term of the ESA is four years, beginning in June 2009. During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to us at certain fixed rates, which are subject to change only by action of the Idaho Public Utilities Commission. After the initial term of the ESA expires, either we or Idaho Power may terminate the ESA without prejudice. If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to us at the same fixed rates.

In June 2009, we entered into an Amended and Restated Electric Service Agreement, or the Amended Agreement, with Idaho Power which amends and restates the ESA in its entirety.  The Amended Agreement was filed with the Idaho Public Utilities Commission, or PUC, and was approved.  The Amended Agreement extends by six months the date upon which we are obligated to begin purchasing prescribed amounts of electricity from Idaho Power, from June 1, 2009 to December 1, 2009, as well as extending the initial term of the ESA to December 2013.  Prior to the December 1, 2009 effective date of the Amended Agreement, electricity is to be provided to us by Idaho Power at the current Schedule 19T tariff rate.

AEG Power Solutions USA Inc. (formerly known as Saft Power Systems USA, Inc.). In March 2008, we entered into an agreement with AEG Power Solutions USA Inc., or AEG, formerly known as Saft Power Systems USA, Inc., which was subsequently amended in May 2009, or the AEG Agreement, for the purchase and sale of thyroboxes, earth fault detection systems, and related technical documentation and services, or the Deliverables. Under the AEG Agreement, AEG was obligated to manufacture and deliver the Deliverables, which are used as the power supplies for the polysilicon deposition reactors to be used in the Project.  The total fees payable to AEG for all Deliverables under the AEG Agreement is approximately $13 million.

Through September 30, 2009, the Company made payments to AEG of $6.2 million and had $1.2 million of payables outstanding as of September 30, 2009.

Polymet Alloys, Inc. In November 2008, we entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to us for use in our planned polysilicon production facility in Pocatello, Idaho. In May 2009, we entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  The term of the Amended Polymet Agreement is three years, commencing in 2010. Each year during the term of the Amended Polymet Agreement, Polymet agreed to sell to us, and we agreed to purchase from Polymet, no less than 65% of our annual silicon metal requirement.  Pricing is to be negotiated for each year of the Amended Polymet Agreement; however, if the parties are unable to agree on pricing for any year, or we have agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom we may seek to purchase silicon metal.  Either party may also terminate the Amended Polymet Agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of September 30, 2009, we had not made any payments to Polymet.

PVA Tepla Danmark. In April 2008, we entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for the Project. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to our end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total fees payable to PVA is approximately $6 million, which is payable in four installments, the first of which was made in August 2008. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.

Through September 30, 2009, the Company had paid PVA an aggregate amount of $1.9 million and had $3.9 million of payables outstanding as of September 30, 2009.

BHS Acquisitions, LLC. In November 2008, we entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, to us for use in the Project. The term of the agreement is eight years beginning on the date on which the first shipment of product is delivered. Each year during the term of the agreement, BHS has agreed to sell to us, and we have agreed to purchase from BHS, specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are scheduled to begin no later than January 2010, and the aggregate net value of the HCl to be purchased by us under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of September 30, 2009, we have not made any payments to BHS.

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

In September 2009, we entered into a definitive agreement providing for a majority investment in us by Tianwei New Energy Holdings Co., Ltd., or Tianwei, and debt financing by Tianwei through China Construction Bank, as agent, for the construction and development of our polysilicon production facility in Pocatello, Idaho.  Subject to closing of the Tianwei financing transaction, which is anticipated to occur in November 2009 after the satisfaction of closing conditions, including but not limited to the approval of Chinese government authorities, Tianwei will convert $50 million of an aggregate of $79 million in secured prepayments previously paid by Tianwei to us under certain polysilicon supply agreements into shares of our common stock.  In addition, we will issue Tianwei a warrant to purchase an additional 10 million shares of common stock and Tianwei will arrange for $50 million in debt financing for us, together with a commitment from Tianwei to assist us in obtaining additional financing that may be required by us to construct and operate the Project.  We expect to receive $20 million of the loan proceeds in November 2009, and $30 million in December 2009.

The $50 million in debt, plus $63 million in additional prepayments from our existing customers, will be used to pay current liabilities and complete construction of the Project to the point where we could commence shipments to customers, and we intend to delay any additional financing until such time. On the basis of these funding sources, we anticipate resuming full scale Project construction in November 2009.  We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts.

We will need to seek additional financing to complete construction of the Project. Assuming the closing of the Tianwei financing transaction and the receipt of $50 million in debt financing, if we are unable to secure additional long-term supply contracts and prepayments, assuming the cost to construct and equip the Project does not exceed $390 million and that all of our existing customers make their prepayments when due, the amount we will need to raise could be as much as $71 million.  If we are unable to secure additional long-term supply contracts and prepayments, if for any reason (e.g. contract amendment, termination, breach, etc.), or one or more of our polysilicon supply customers do not pay the full amount of the prepayments to which they are presently committed and/or if the actual cost to complete the Project is more than $390 million, the amount we will need to raise could exceed $71 million.  Furthermore, if there is a delay in receiving the $50 million in debt from the Tianwei transaction, we do not receive its anticipated prepayments, or other unfavorable factors occur, it could raise substantial doubt about our ability to continue as a going concern. The inability to continue as a going concern could result in an orderly wind-down of us or other potential forms of restructuring.

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

Revenue Recognition. Revenue from polysilicon and PV system installations is recognized  when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectability of the arrangement fee is reasonably assured. PV system installation contracts may have several different phases with corresponding progress billings, however, revenue is recognized when the installation is complete and accepted by the customer.

We have also provided testing and engineering services to customers pursuant to milestone-based contracts that are not multi-element arrangements. These contracts sometimes provided for periodic invoicing upon completion of contractual milestones. Customer acceptance is usually required prior to invoicing. We recognized revenue for these arrangements under the completed contract method.  Under the completed-contract method, we defer the contract fulfillment costs and any advance payments received from the customer and recognize the costs and revenue in our statement of operations once the contract is complete and the final customer acceptance, if required, has been obtained.

Revenue from the sale of electricity generated from our PV systems is based on kilowatt usage and is recognized in accordance with its power purchase agreements, or PPAs.

Stock-Based Compensation. We account for stock-based employee compensation arrangements using the fair value method, in which the fair value of stock options and/or restricted stock awards granted to our employees and non-employees is determined using the Black-Scholes pricing model. The Black-Scholes pricing model requires the input of several subjective assumptions including the expected life of the option/restricted stock award and the expected volatility of the option/restricted stock award at the time the option/restricted award is granted. The fair value of our option/restricted award, as determined by the Black-Scholes pricing model, is expensed over the requisite service period, which is generally five years for stock options and varies between two and five years for restricted stock awards.

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162, which is now referenced as FASB ASC 105-10-05.  The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The new standard was effective for financial statements issued for interim and annual periods ending after September 15, 2009 (i.e., September 30, 2009 for the Company) at which time the Codification will supersede all then existing non-SEC accounting and reporting standards.

Off-Balance Sheet Arrangements

None

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, auction instruments, corporate and government bonds and certificates of deposit. These investments are generally short-term in nature and highly liquid.  As of September 30, 2009, we did not maintain any short-term investments.  Our cash and cash equivalents as of September 30, 2009 were $9.1 million.

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

Risks Associated With Our Business

If we are unable to consummate the proposed transaction with Tianwei, if there is any delay in closing our Tianwei financing or receiving proceeds of our $50 million loan agreement with Tianwei, or we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements, build our business or continue as a going concern.

As of September 30, 2009, we had cash and cash equivalents on hand of $9.1 million and short term liabilities of $67.0 million. In September 2009, we entered into a definitive agreement providing for a majority investment in us by Tianwei New Energy Holdings Co., Ltd., or Tianwei, and debt financing by Tianwei through China Construction Bank, as agent, for the construction and development of our planned polysilicon production facility in Pocatello, Idaho, or the Project.  Subject to closing of the Tianwei financing transaction, which is anticipated to occur in November 2009 after the satisfaction of closing conditions, including but not limited to the approval of Chinese government authorities, Tianwei will convert $50 million of an aggregate of $79 million in secured prepayments previously paid by Tianwei to us under certain polysilicon supply agreements into shares of our common.  In addition, we will issue Tianwei a warrant to purchase an additional 10 million shares of common stock and Tianwei will arrange for $50 million in initial debt financing for us, together with a commitment from Tianwei to assist us in obtaining additional financing that may be required by us to construct and operate the Project.  We expect to receive the $20 million of the loan proceeds in November 2009, and $30 million December 2009.

The $50 million in debt, plus $63 million in additional prepayments from our existing customers, will be used to pay current liabilities and complete construction of the Project to the point where we could commence shipments to customers, and we intend to delay any additional financing until such time. Upon receipt of these funding sources, we anticipate resuming full scale plant construction in November 2009.  We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts.

We will need to seek additional financing to complete construction of the Project. If we are unable to generate revenue or secure adequate additional financing when needed, we will be forced to further reduce expenditures in order to continue as a going concern. Reduction of expenditures could have a material adverse effect on our business. The amount and timing of our future capital needs depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any revenues we are able to generate. Given our current business strategy, however, we will need to secure additional financing in order to execute our plans and continue our operations. If there is any delay in closing the Tianwei financing, or if the Tianwei financing does not close for any reason, or if the financing closes but there is a delay in receiving the proceeds from the $50 million loan agreement with Tianwei, or if we are unable to raise additional financing to complete the Project, our business will be materially and adversely harmed.

Over the next twelve months, we may have insufficient cash to meet all of our obligations as they come due. We have modified payment terms in purchase orders with more than thirty of our vendors to structure payment plans for amounts past due and to be invoiced in the future. In the event we are unable to meet our obligations under payment plans and other agreements, we will have to ask our vendors to forebear from enforcing one or more of their rights under their respective agreements.  There are no assurances that any of our vendors will agree to forebear or otherwise make any concessions under their respective agreements.  If any of our vendors seek to enforce our obligations under these agreements that we are unable to perform, which could include asserting and/or foreclosing on materialman’s and laborer’s liens on the Project, or taking other legal action, it could materially harm our business, financial condition and results of operations and we may be forced to delay, alter or abandon our planned business operations, which could have a material adverse effect on our ability to continue as a going concern.

There are no assurances that we will be successful in executing any of the foregoing alternatives. If we are unable to raise additional capital and manage our liquidity, there is substantial doubt that we will be able to continue as a going concern through at least September 30, 2010. The inability to continue as a going concern could result in an orderly wind-down of our business or other potential forms of restructuring.

Our independent registered public accounting firm’s report on our fiscal 2009 financial statements questions our ability to continue as a going concern.

Our independent registered public accounting firm’s report on our financial statements for each of the three years in the period ended March 31, 2009, expresses doubt about our ability to continue as a going concern. Their report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern due to the lack of sufficient capital, as of the date their report was issued, to support our business plan.

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

Based on our polysilicon supply agreements with our customers, we plan to equip and construct the Project, with a production capacity of 4,000 metric tons of polysilicon per year. Our original estimated actual construction cost for a facility capable of producing 3,500 metric tons of polysilicon per year was $390 million; however, we have not yet determined what, if any, additional cost associated with the increase in our planned production output from 3,500 to 4,000 metric tons per year will be, and we continue to review our construction cost estimates. Our estimates are based on our discussion with vendors, declining costs of materials and labor and ongoing adjustments of certain design elements; however, changes in costs, modifications in construction timelines and other factors could significantly increase the actual costs.

We plan on funding the remaining construction costs through customer prepayments and/or through debt or equity financing, including $50 million from our anticipated loan agreement with Tianwei and China Construction Bank. As of September 30, 2009, we had received $165 million in customer prepayments under our supply contracts and expect to receive an additional $63.4 million in customer prepayments. As of September 30, 2009, we had also contributed an additional approximately $41 million to the construction cost of the Project.

We have experienced delays in the receipt of customer prepayments from certain of our long-term polysilicon supply customers. If we experience further delays in receipt of these payments, receive reduced payments, or fail to receive any of them entirely, or if there is any delay in receiving the proceeds from our $50 million loan agreement with Tianwei, we could experience delays in our ability to continue the engineering, construction, and procurement of the Project in order to deliver polysilicon in the first quarter of calendar year 2010, or within the time periods specified in our customer supply contracts, which could materially harm our business. Even if we receive these prepayments on time and in the amounts agreed upon, the actual costs to engineer, construct, and procure the Project could exceed our estimates, and we may be unable to raise any additional funding required to pay for any such added costs.  If we are unable to begin producing polysilicon by the first quarter of calendar year 2010 and meet our customer commitments, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

If we are unable to raise capital and manage our liquidity, there is substantial doubt that we will be able to continue as a going concern through at least September 30, 2010. The inability to continue as a going concern could result in an orderly wind-down of our business or other potential forms of restructuring.

The actual cost to construct and equip our planned polysilicon production facility may be significantly higher than our estimated cost.

Our estimate of $390 million to construct and equip the Project is based on our discussion with vendors, declining costs of materials and labor and ongoing adjustments of certain design elements; however, changes in costs, modifications in construction timelines and other factors could cause our actual cost to significantly exceed our estimate. If the actual cost is significantly higher than we estimate, it could materially and adversely affect our ability to raise capital, to complete the Project on schedule or at all, and could materially harm our business, financial condition and results of operations and we may be forced to delay, alter or abandon our planned business operations.

The slowdown of construction and procurement at the Project increases the risk that we will not meet certain construction and delivery milestones in our long-term polysilicon supply contracts.

The inability to resume and accelerate construction and procurement at the Project increases the likelihood that we will be unable to meet certain construction and delivery milestones in our long-term polysilicon contracts, which could cause a termination of one or more of our polysilicon supply contracts and the corresponding right to seek a refund of any prepayments made as of the date of termination.  Any such termination could have a material adverse effect on our financial condition and results of operations.

Assuming the cost to complete the Project is $390 million, and assuming all of our polysilicon customers honor their commitments to make timely prepayments, we will still need to raise capital through one or more debt or equity offerings for the procurement and construction of the Project.

Assuming the total actual cost to construct and equip the Project is $390 million, that we are successful in receiving all customer prepayments that are presently committed to us when due, and that we receive the proceeds from the anticipated $50 million loan agreement with Tianwei, we believe we will need to raise as much as $71 million through a combination of new customer prepayments, debt and/or equity.  If we are unable to secure additional long-term supply contracts and prepayments, if for any reason (e.g. contract amendment, termination, breach, etc.), or one or more of our polysilicon supply customers do not pay the full amount of the prepayments to which they are presently committed and/or if the actual cost to complete the Project is more than $390 million, the amount we will need to raise could exceed $71 million.  Furthermore, if there is a delay in receiving the $50 million in debt from the Tianwei transaction, or other unfavorable factors occur, it could raise substantial doubt about our ability to continue as a going concern through at least September 30, 2010.

There are no assurances that we will be able to secure any additional debt or equity financing on favorable terms, at the time such financing is needed, or at all. If we are unable to secure adequate debt or equity financing to complete construction of the Project in time to meet certain milestones and/or to meet our customer commitments, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations, which could have a material adverse effect on our ability to continue as a going concern. The inability to continue as a going concern could result in an orderly wind-down of our business or other potential forms of restructuring.

We have a limited operating history and, in calendar year 2006, determined to enter the photovoltaic system installation and polysilicon markets and to redirect efforts and resources that were historically directed toward the fuel cell market. If we are unable to generate significant revenue from our photovoltaic system installations and polysilicon segments, our business will be materially harmed.

We were incorporated in March 2001 and have a limited operating history. We have cumulative net losses since our inception through September 30, 2009. In calendar year 2006, we announced a change in our main business and our intention to form a polysilicon business through our subsidiary, Hoku Materials, and a photovoltaic, or PV, system installation business through our subsidiary Hoku Solar. The polysilicon business includes developing production capabilities for, and the eventual production of polysilicon. The PV systems installation business includes the design, engineering, procurement and installation of turnkey PV systems for residential and commercial customers. Prior to our announcement, our business was solely focused on the stationary and automotive fuel cell markets. We do not expect to generate any material revenue from Hoku Fuel Cells in the foreseeable future, and Hoku Materials does not currently generate any operating revenue.

We have no prior experience in the polysilicon business. In order to be successful, we are devoting substantial management time and energy and significant capital resources to developing this new business, including the construction of the Project. We commenced construction in May 2007, and expect to begin producing polysilicon beginning in the first quarter of calendar year 2010, with full-scale production to begin in the second half of calendar year 2010; however, there are no assurances that this schedule will not need to be further modified. We will need to purchase polysilicon from third parties in order to meet delivery schedules in order to avoid termination of one or more of our customer supply contracts.  In addition, any delays beyond the first quarter of calendar year 2010 could result in the termination of a customer supply contracts, which would require us to refund substantial amounts of cash that has been paid to us as prepayments for future product deliveries. We have encountered, and expect that we will continue to encounter, significant risks relating to our entering into the polysilicon industry and changes in that industry, including potentially significant increases in polysilicon supply and falling polysilicon prices. If we are unable to address these risks and other risks successfully, our business, financial condition and results of operations will be materially and adversely affected.

If any of our Project engineering, construction, or key equipment vendors are late in providing their contract deliverables, we may be unable to complete the construction of the Project to begin commercial shipments in the first quarter of calendar year 2010, or at all, which could materially harm our business.

We have contracts with Stone & Webster, Inc. JH Kelly, LLC, GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., AEG Power Solutions USA Inc., formerly known as Saft Power Systems USA, Inc., PVA Tepla Danmark, Polymet Alloys, Inc., BHS Acquisitions, LLC and our other vendors, contractors and consultants who are providing key services, equipment, and supplies for the engineering, construction and procurement of the Project. If we experience delays in the performance or delivery of the services, equipment, and goods under these respective agreements, we may be unable to commence production of polysilicon in the second half of calendar year 2009, to ramp-up production and commence commercial shipments in calendar year 2010, or deliver the volume of polysilicon that is required under our polysilicon supply agreements.

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

To date we have expended significant financial and management resources in connection with our planned entry into the polysilicon market and the development of our PV system installation business. For example, in May 2007, we commenced construction of the Project. Construction of the Project and the operation of the polysilicon manufacturing and PV system installation businesses will involve substantial changes to our operations and place a significant strain on our senior management team and financial and other resources, and will, among other things, require us to significantly increase our international activities; hire and train additional financial, accounting sales and marketing personnel; and make substantial investment in our engineering, logistics, financial and information systems, including implementing new enterprise-level transaction processing, operational and financial management information systems, procedures and controls.

Any failure by us to manage the expansion of our operations or succeed in these markets or other markets that we may enter in the future, may harm our business, prospects, financial condition and results of operations.

If our supply agreement with Wuxi Suntech Power Co., Ltd. is terminated for any reason, our business will be materially harmed .

In May 2008, we amended our polysilicon supply agreement with Wuxi Suntech Power Co., Ltd., or Suntech, for the sale and delivery of polysilicon to Suntech over a ten-year period, or the Amended Suntech Supply Agreement. In July 2009, we entered into an amendment to the Amended Supply Agreement. Under the Amended Suntech Supply Agreement, up to approximately $678 million may be payable to us during the ten-year period, subject to the achievement of certain milestones, the acceptance of product deliveries and other conditions. Pursuant to the Amended Suntech Supply Agreement, we granted to Suntech a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligations under the Amended Suntech Supply Agreement. These security interests are pari-passu with the security interests granted to our other five long-term supply customers. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for Project construction.

Each party may elect to terminate the Amended Suntech Supply Agreement under certain circumstances, including, but not limited to:

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	the insolvency of the other party; or

•	a material breach of the other party.

Suntech may also terminate the agreement for the following material breaches:

•	if we enter into customer commitments to deliver more than the rated capacity of the Project, subject to exceptions for planned expansion and increases in productivity; or

•	if we fail to deliver a predetermined quantity of our polysilicon product by December 2009; or

•
if we fail to complete successfully any of the polysilicon quality and production volume tests or the process implementation test set forth in the agreement within specified periods of time during calendar year 2009 and 2010.

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

There is a material risk that we will be unable to meet one or more of the milestones set forth in the Amended Suntech Supply Agreement within the specified period of time during calendar year 2009.  See Amendment to First Amended and Restated Supply Agreement with Wuxi Suntech Power Co., Ltd.   If we are unable to meet one or more milestones, Suntech has the right to terminate the Amended Suntech Supply Agreement. If the Amended Suntech Supply Agreement is terminated for any reason, our business will be materially harmed. In addition, if the Amended Suntech Supply Agreement is terminated by Suntech, we will be required to return any deposits and advance payments received up to the date of the termination, which was $2 million as of September 2009, and we will need to secure new funds in order to finance the construction of the Project. Securing new funds may delay the anticipated timing of completion of the Project, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Amended Suntech Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the Project, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

If our supply agreement with Solarfun Power Hong Kong Limited is terminated for any reason, our business will be materially harmed.

In May 2008, we and Solarfun Power Hong Kong Limited, or Solarfun, a subsidiary of Solarfun Power Holdings Co., Ltd., or Solarfun Holdings, entered into a Second Amended and Restated Supply Agreement, or the Solarfun Supply Agreement, pursuant to which we have agreed to sell to Solarfun, and Solarfun has agreed to purchase from us, specified quantities of polysilicon over a ten-year period.  In March 2009, we entered into Amendment No. 2 to the Second Amended and Restated Solarfun Supply Agreement with Solarfun, or Solarfun Amendment No. 2. Under Solarfun Amendment No. 2, up to approximately $384 million may be payable to us over a ten year period. Pursuant to the Solarfun Supply Agreement and Solarfun Amendment No. 2, we granted to Solarfun a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligations under the Solarfun Supply Agreement and Solarfun Amendment No. 2. These security interests are pari-passu with the security interests granted to our other five long-term supply customers. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for plant construction.

Each party may elect to terminate the Solarfun Supply Agreement and Solarfun Amendment No. 2 under certain circumstances, including, but not limited to:

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	the insolvency of the other party; or

•	a material breach of the other party.

Solarfun may also terminate the Solarfun Supply Agreement and Solarfun Amendment No. 2 if we fail to deliver a predetermined quantity of polysilicon product by June 30, 2010.  There is a material risk that we will not meet this delivery milestone.  In addition, in the instance of extraordinary events, including events of force majeure and other events outside of our control, which result in our inability to perform under the terms of the Second Amended and Restated Solarfun Supply Agreement, as amended by Solarfun Amendment No. 2, we are afforded only a limited amount of time to cure such conditions. In the event we fail to cure the condition so that we can supply our product to Solarfun or otherwise satisfy our delivery requirements by delivering to Solarfun third-party polysilicon purchased in the open market, Solarfun may terminate the Solarfun Supply Agreement and Solarfun Amendment No. 2.

If the Solarfun Supply Agreement and Solarfun Amendment No. 2 are terminated for any reason, our business will be materially harmed. In addition, if the Second Amended and Restated Solarfun Supply Agreement and Solarfun Amendment No. 2 are terminated by Solarfun, we will be required to return any deposits and advance payments received up to the date of the termination, which was $37 million as of September 30, 2009, and we will need to secure new funds in order to finance the construction of the Project. Securing new funds may delay the anticipated timing of completion of the Project, which delay may result in us failing to meet our delivery requirements under our polysilicon supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Solarfun Supply Agreement and Solarfun Amendment No. 2, or at all. If we are unable to secure new funds, we will not be able to complete construction of the Project, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

If our supply agreement with Jiangxi Jinko Solar Co., Ltd. is terminated for any reason, our business will be materially harmed.

In February 2009, we entered into an Amended & Restated Supply Agreement with Jiangxi Jinko Solar Co., Ltd., or the Amended Jinko Supply Agreement. Under the Amended Jinko Agreement, up to approximately $119 million may be payable to us during a ten-year period, subject to product deliveries and other conditions. Pursuant to the Amended Jinko Supply Agreement, we granted to Jinko a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligations under the Amended Jinko Supply Agreement. These security interests are pari-passu with the security interests granted to our other five long-term supply customers. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for Project construction.

Each party may elect to terminate the Amended Jinko Supply Agreement under certain circumstances, including, but not limited to:

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	the insolvency of the other party; or

•	a material breach of the other party.

Jinko may also terminate the agreement if we fail to deliver a predetermined quantity of our polysilicon product by December 31, 2009. Although we have the ability to meet this milestone by delivering product that is manufactured by a third party, there is a material risk that we will not meet this delivery milestone. In addition, in the instance of extraordinary events, including events of force majeure and other events outside of our control, which result in our inability to perform under the terms of the Amended Jinko Supply Agreement, we are afforded only a limited amount of time to cure such conditions. In the event we fail to cure the condition so that we can supply our product to Jinko or otherwise satisfy our delivery requirements by delivering to Jinko third-party polysilicon purchased in the open market, Jinko may terminate the Amended Jinko Supply Agreement.

If the Amended Jinko Supply Agreement is terminated for any reason, our business will be materially harmed. In addition, if the Amended Jinko Supply Agreement is terminated by Jinko, we will be required to return any deposits and advance payments received up to the date of the termination, which was $20 million as of September 30, 2009, and we will need to secure new funds in order to finance the construction of the Project. Securing new funds may delay the anticipated timing of completion of the Project, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Amended Jinko Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the Project, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

If either of our supply agreements with Tianwei New Energy (Chengdu) Wafer Co., Ltd. is terminated for any reason, our business will be materially harmed.

Subject to closing of the Tianwei financing transaction, which is anticipated to occur in November 2009 after the satisfaction of closing conditions, including but not limited to the approval of Chinese government authorities, we will enter into Amendment and Restated Supply Agreement No. 1, or Amendment No. 1, with Tianwei New Energy (Chengdu) Wafer Co., Ltd., or Tianwei, for the sale and delivery of polysilicon to Tianwei over a ten-year period.  Under Amendment No. 1,  we will convert $28 million of the total $44 million of prepayments previously paid to us by Tianwei into shares of our common stock and will reduce the price at which Tianwei purchases polysilicon by approximately 11% per year.  The amount of polysilicon to be delivered remains unchanged and Tianwei is still required to pay us an additional $1 million in prepayments; however, the total revenue for the polysilicon to be sold by us to Tianwei has been modified such that up to approximately $232 million may be payable to us during the ten-year term (exclusive of amounts Tianwei may purchase pursuant to its right of first refusal), subject to acceptance of product deliveries and other conditions.

Subject to closing of the Tianwei financing transaction, which is anticipated to occur in November 2009 after the satisfaction of closing conditions, including the approval of Chinese government authorities, we will enter into Amendment and Restated Supply Agreement No. 2, or Amendment No. 2, with Tianwei, for the sale and delivery of polysilicon to Tianwei over a ten-year period.  Under Amendment No. 2,  we will convert $22 million of the total $35 million of prepayments previously paid to us by Tianwei into shares of our common stock and will reduce the price at which Tianwei purchases polysilicon by approximately 11% per year.  The amount of polysilicon to be delivered remains unchanged and Tianwei is still required to pay us an additional $1 million in prepayments; however, the total revenue for the polysilicon to be sold by us to Tianwei has been modified such that up to approximately $186 million may be payable to us during the ten-year term (exclusive of amounts Tianwei may purchase pursuant to its right of first refusal), subject to acceptance of product deliveries and other conditions.

Pursuant to Amendment No. 1 and Amendment No. 2, or the Tianwei Supply Agreements, we will grant to Tianwei a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligations under the Tianwei Supply Agreements.  This security interest will be pari-passu with the security interests granted to our other five long-term supply customers. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for Project construction.

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

Tianwei may also terminate Amendment No. 1 if we fail to deliver a predetermined quantity of our polysilicon product by March 31, 2010. Tianwei may terminate Amendment No. 2 if we fail to deliver a predetermined quantity of our polysilicon product by June 30, 2010. There is a material risk that we will not meet these delivery milestones.  Upon a termination of Amendment No. 1 by Tianwei due to our failure to deliver polysilicon in the amounts and by the dates required in the contract, we are required to refund to Tianwei 150% of the prepayments made as of the date of such termination, which is $44 million as of September 30, 2009, less any part of thereof that has been applied to the purchase price of products previously delivered to Tianwei.  In most other cases, if Tianwei terminates Amendment No. 1, then we are required to refund to Tianwei 100% of the prepayments made as of the date of termination, less any part of thereof that has been applied to the purchase price of products previously delivered under the contract. Upon a termination of Amendment No. 2 by Tianwei due to our failure to deliver polysilicon in the amounts and by the dates required in the contract, we are required to refund to Tianwei 150% of the prepayments made as of the date of termination, which is $35 million as of September 30, 2009, less any part thereof that has been applied to the purchase price of products previously delivered to Tianwei. In most other cases, if Tianwei terminates Amendment No. 2, then we are required to refund to Tianwei 100% of the prepayments made as of the date of termination, less any part thereof that has been applied to the purchase price of products previously delivered under the contract.

If either or both of the Tianwei Supply Agreements are terminated for any reason, our business will be materially harmed. In addition, if Amendment No. 1 is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $44 million as of September 30, 2009.  If Amendment No. 2 is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $35 million as of September 30, 2009. In the event of the termination of either of the Tianwei Supply Agreements, we will need to secure new funds in order to finance the construction of the Project. Securing new funds may delay the anticipated timing of completion of the Project, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Tianwei Supply Agreements, or at all. If we are unable to secure new funds, we will not be able to complete construction of the Project, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

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

If the Amended Solargiga Supply Agreement is terminated for any reason, our business will be materially harmed.  In addition, if the Amended Solargiga Supply Agreement is terminated by Solargiga as a result of our failure to deliver polysilicon in the amounts and by the dates required in the Amended Solargiga Supply Agreement, we are required to refund to Solargiga all of the prepayments made as of the date of such termination, which was $7 million as of September 30, 2009, less any part of thereof that has been applied to the purchase price of polysilicon delivered under the Amended Solargiga Supply Agreement. Moreover, we will need to secure new funds in order to finance the construction of the Project. Securing new funds may delay the anticipated timing of completion of the Project, which delay may result in us failing to meet our delivery requirements under our other supply agreements.  We may not be able to secure new funds on terms as favorable to us as those under the Amended Solargiga Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the Project, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

If our Agreement with Shanghai Alex New Energy Co., Ltd. is terminated for any reason, our business will be materially harmed.

In February 2009, we entered into a supply agreement with Shanghai Alex New Energy Co., Ltd., or Alex, for the sale and delivery of polysilicon to Alex over a ten-year period, or the Alex Supply Agreement. Under the Alex Supply Agreement, approximately $119 million may be payable to us during a ten-year period, subject to product deliveries and other conditions. Pursuant to the Alex Supply Agreement, we granted to Alex a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligations under the Alex Supply Agreement. These security interests are pari-passu with the security interests granted to our other five long-term supply customers. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for Project construction.

Each party may elect to terminate the Alex Supply Agreement under certain circumstances, including, but not limited to:

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	the insolvency of the other party; or

•	a material breach of the other party.

Alex may also terminate the agreement if we fail to deliver a predetermined quantity of our polysilicon product by March 31, 2010. Although we have the ability to meet this milestone by delivering product that is manufactured by a third party, there is a material risk that we will not meet this delivery milestone. In addition, in the instance of extraordinary events, including events of force majeure and other events outside of our control, which result in our inability to perform under the terms of the Alex Supply Agreement, we are afforded only a limited amount of time to cure such conditions. In the event we fail to cure the condition so that we can supply our product to Alex or otherwise satisfy our delivery requirements by delivering to Alex third-party polysilicon purchased in the open market, Alex may terminate the Alex Supply Agreement.

If the Alex Supply Agreement is terminated for any reason, our business may be materially and adversely affected.  In addition, if the Alex Supply Agreement is terminated by Alex as a result of our failure to deliver polysilicon in the amounts and by the dates required in the Alex Supply Agreement, we are required to refund to Alex all of the prepayments made as of the date of termination, which was $20 million as of September 30, 2009, less any part thereof that has been applied to the purchase price of polysilicon delivered under the Alex Supply Agreement. Moreover, we will need to secure new funds in order to finance the construction of the Project. Securing new funds may delay the anticipated timing of completion of the Project, which delay may result in us failing to meet our delivery requirements under our other supply agreements.  We may not be able to secure new funds on terms as favorable to us as those under the Alex Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the Project, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

We will face intense competition in the polysilicon market from large competitors with significantly greater operating histories and financial and technological resources.  We expect polysilicon supply to increase and competition to further intensify.

We will compete in the polysilicon market with companies such as Hemlock Semiconductor Corporation, Renewable Energy Corporation ASA, Mitsubishi Polycrystalline Silicon America Corporation, Mitsubishi Materials Corporation, Tokuyama Corporation, MEMC Electronic Materials, Inc., and Wacker Chemie AG. In addition, new companies have emerged in China, Korea, India, Europe, Brazil, Australia, North America, and the Middle East, and new technologies, such as fluidized bed reactors and direct solidification, are emerging, which may have significant cost and other advantages over the Siemens process we are planning to use to produce polysilicon at our production facility. These competitors may have longer operating histories, greater name recognition and greater financial, sales and marketing, technical and other resources than us. As a result of these disparities, we may be unable to successfully obtain and retain the customer and supplier relationships necessary to be successful in the polysilicon market and PV system installation market, and our operating results and our businesses may suffer.

Certain polysilicon producers have announced plans to invest heavily in the expansion of their production capacities in view of the recent scarcity of solar-grade silicon. These initiatives may increase the visibility of already-operational competitors in the industry and their promised delivery capacities, making it more difficult for us to establish market share as a new entrant, especially given the fact that the Project is not yet operational. Further, as these initiatives develop, we expect significant additional production capacity to come on-line in fiscal 2010, near in time to when the Project is scheduled to become fully operational. This additional capacity may suppress prices, which could make it more difficult to retain our existing customer relationships and to make new relationships, and otherwise adversely affect our business.

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

In our polysilicon business we rely heavily on our contracted suppliers of key process technologies and infrastructure including such components as the reactors and the TCS process. If any of these suppliers fail to perform their contractual obligations, we will be required to seek alternative suppliers and likely will not be able to commence production of polysilicon at the Project on our current schedule. Any such production delays may result in a breach of one or more of our supply agreements with Alex, Suntech, Solarfun, Jinko, Tianwei and/or Solargiga and such breaches may allow these customers to terminate the supply agreements and seek a return of prepayments, which would harm our business and may make impossible the completion of the Project.

Even if we achieve our polysilicon and PV system installation objectives on a timely basis and complete the construction of the Project our polysilicon production plant as currently planned, we may still be unsuccessful in developing, producing and/or selling these products and services, which would harm our business.

If we are successful in our efforts to construct the Project, our ability to successfully compete in the polysilicon and PV system installation markets will depend on a number of factors, including:

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

Technological development in the solar power industry could reduce market demand for polysilicon or allow for lower cost production of polysilicon by our competitors, which could cause our sales and profit to decline .

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. In May 2007, we commenced construction of the Project. Construction of the Project and the operation of our polysilicon manufacturing business and PV system installation businesses will involve substantial changes to our operations will require us to increase our international activities, hire and train additional financial and accounting personnel, make substantial investments in our engineering, logistics, financial and information systems, including implementing new enterprise-level transaction processing, operational, financial and accounting management information systems, procedures and controls. In connection with the planned increased scale of our polysilicon manufacturing business and PV system installation businesses and our implementation of new operational and financial management information systems to accommodate these businesses, we expect to engage in a process of documenting, reviewing and improving our internal control and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires an annual assessment by management on the effectiveness of our internal control over financial reporting. We conduct annual testing of our internal controls in connection with the Section 404 requirements and, as part of that documentation and testing, we may identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing accounting systems and take a significant period of time to complete, and may distract our officers, directors and employees from the operation of our business. Further, we may encounter difficulties assimilating or integrating the internal controls, disclosure controls and IT infrastructure of the businesses that we may acquire in the future. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

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

Conversely, our polysilicon manufacturing process uses significant amounts of electric energy.  High energy prices, therefore, could increase our production costs, and increases in the cost of electricity reduce our margins.  Although we have entered into a long term contract with Idaho Power to supply electric power to the Project at a fixed rate, the Idaho Public Utilities Commission can change the rate under certain circumstances.  Should this happen, substantial increases in our electricity costs could have a material adverse effect on our business, financial condition and results of operations.

Current credit and financial market conditions could prevent or delay our current or future customers from obtaining financing necessary to purchase our products and services or finance their own operations or capacity expansions, which could adversely affect our business, our operating results and financial condition ..

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

Risks Associated With Government Regulation and Incentives.

If we do not obtain on a timely basis the necessary government permits and approvals to construct and operate the Project, our construction costs could increase and our business could be harmed.

We have received the air permit and storm water prevention permit that are necessary to begin construction of the Project; however, we need to apply for additional permits with federal, state and local authorities, including building permits to continue the construction of the Project, and permits to operate the Project when construction is complete. The government regulatory process is lengthy and unpredictable and delays could cause additional expense and increase our construction costs. In addition, we could be required to change our construction plans in order receive the required permits and such changes could also result in additional expense and delay. Any delay in completion of construction could result in us failing to meet our delivery deadlines under our supply agreements and give the other parties to these agreements the right to terminate the agreements.

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

If government incentives to locate the Project our planned polysilicon facility in the City of Pocatello, Idaho are not realized then the costs of establishing our facility may be higher than we currently estimate.

The State of Idaho and the local municipal government have approved a variety of incentives to attract Hoku Materials, including tax incentives, financial support for infrastructure improvements around the Project, and grants to fund the training of new employees. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, for approximately 67 acres of land in Pocatello, Idaho and in May 2007, we commenced construction of the Project.

In May 2007, the City of Pocatello approved an ordinance that authorized certain tax incentives related to the infrastructure necessary for the completion and operation of the Project. In May 2009, we entered into an Economic Development Agreement, or the PDA Agreement, with the Pocatello Development Authority, or PDA, pursuant to which PDA agreed to reimburse to us amounts we actually incur in making certain infrastructure improvements consistent with the North Portneuf Urban Renewal Area and Revenue Allocation District Improvement Plan and the Idaho Urban Renewal Law, or the Infrastructure Reimbursement, and an additional amount as reimbursement for and based on the number of full time employee equivalents we  create and maintain, or the Employment Reimbursement, at the Project.  The parties agreed that (a) the Infrastructure Reimbursement will be an amount that is equal to 95% of the tax increment payments PDA actually collects on the North Portneuf Tax Increment Financing District with respect to our real property and improvements located in such district, or the TIF Revenue, up to approximately $26 million, less the actual Road Costs, and (b) the Employment Reimbursement will be an amount that is equal to 50% of the TIF Revenue, up to approximately $17 million. However, there are no assurances that all or any part of the amount authorized will be paid to us, and we could ultimately receive significantly less or nothing at all, and we may not realize the benefits of these other offered incentives including workforce training funds and utility capacities. The tax incentives expire on December 31, 2030. If there are changes to the ordinance, which affects the amount of the incentives, or for other reasons, some of which may be beyond our control, we are unable to realize all or any part of these incentives, the operating costs of the Project may be higher than we currently estimate.

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

Our stock price is volatile and between April 1, 2009 and September 30, 2009, our stock had low and high sales prices in the range of $1.67 to $4.64 per share. During fiscal year 2009, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Upon closing of the Tianwei financing transaction, Tianwei will control us, and as long as Tianwei controls us other stockholders’ ability to influence matters requiring stockholder approval will be limited.

Upon closing of the Tianwei financing transaction, Tianwei will own 33,379,287 shares of our common stock, and will hold a warrant to purchase an additional 10 million shares of our common stock, together representing approximately 66% of our total outstanding shares of common stock.  Tianwei will have the right to nominate four out of seven of our directors until the earlier of (i) Tianwei (together with its affiliates) ceasing to be our largest individual stockholder or (i) Tianwei (together with its affiliates) owning less than 25% of the outstanding shares of our common stock.

In addition, as a majority stockholder Tianwei may have the ability to control the outcome of all matters that would be determined by a vote of our stockholders, including:

•	the composition of our board of directors and, through our board of directors, any determination with respect to our business plans and policies, including the appointment and removal of our officers;

•	any determinations with respect to mergers and other business combinations;

•	our acquisition or disposition of assets;

•	our financing activities;

•	changes to our polysilicon supply agreements with Tianwei;

•	the allocation of business opportunities that may be suitable for us and Tianwei;

•	the payment of dividends on our common stock; and

•	the number of shares available for issuance under our stock plans.

Tianwei’s voting control may discourage transactions involving a change of control of us, including transactions in which the holders of our common stock might otherwise receive a premium for their shares over the then current market price. Until one year from the close of the Tianwei financing transaction, Tianwei will be prohibited from selling or transferring, directly or indirectly, 70% of its shares of common stock.  Thereafter, Tianwei will not be prohibited from selling a controlling interest in us to a third party and may do so without stockholder approval and without providing for a purchase of other stockholders’ shares of common stock. Accordingly, our shares of common stock may be worth less than they would be if Tianwei did not maintain voting control over us.

Upon closing of the Tianwei financing transaction, through potential control of our board of directors, Tianwei may cause our board to act in Tianwei’s best interests which may diverge from the best interests of other stockholders and make it difficult for us to recruit quality independent directors.

Upon closing of the Tianwei financing transaction, Tianwei will have the right to nominate four out of seven board of directors and may at any time replace four out of seven of our directors. As a result, unless and until the earlier of (i) Tianwei (together with its affiliates) ceasing to be our largest individual stockholder or (i) Tianwei (together with its affiliates) owning less than 25% of the outstanding shares of our common stock, Tianwei could effectively control and direct our board of directors, which means that to the extent the interests of Tianwei and we diverge, Tianwei can cause us to act in Tianwei’s best interest to the detriment of the value of our common stock. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors may decline.

Foreign investors in our stock may face certain tax withholding rules if we are classified as a U.S. real property holding corporation.

Under U.S. tax rules, a corporation is considered a U.S. real property holding corporation if the fair market value of its real property interests held by the corporation in the United States equals or exceeds 50 percent of the total fair market values of  its real property interests and business assets.  In such event, the foreign seller of stock in a publicly-traded corporation who owns more than 5% of that corporation’s common stock is subject to a tax withholding requirement imposed on the purchaser, equal to 10% of the sales price of the stock. This 10% withholding applies to the amount realized on the sale of the stock, irrespective of the seller’s gain on the sale. This withheld tax is treated as an advance payment against the actual individual or corporate capital-gains tax owed by the investor.  In the event we were to be classified as a U.S. real property holding corporation, large foreign investors who hold more than 5% of our stock, would be subject to this 10% withholding requirement.

Anti-takeover defenses that we have in place could prevent or frustrate attempts by stockholders to change our directors or management.

Provisions in our amended and restated certificate of incorporation and bylaws may make it more difficult for or prevent a third party from acquiring control of us without the approval of our Board of Directors. These provisions:

•	establish a classified Board of Directors, so that not all members of our Board of Directors may be elected at one time;

•	set limitations on the removal of directors;

•	limit who may call a special meeting of stockholders;

•	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be actedupon at stockholder meetings;

•	prohibit stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders; and

•	provide our Board of Directors the ability to designate the terms of and issue new series of preferred stock without stockholder approval.

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

Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have not paid cash dividends on any of our classes of capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business.  As a result, we do not expect to pay any cash dividends in the foreseeable future.  The success of an investment in our common stock will depend entirely upon any future appreciation.  There is no guarantee that our common stock will appreciate in value or even maintain the price at which stockholders purchased their shares.

Item 6.	EXHIBITS

(a) Exhibits

Exhibit Number	Description of Document

2.1
Securities Purchase Agreement, dated as of  September 28, 2009, by and between Tianwei New Energy Holdings Co., Ltd. and Hoku Scientific, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed September 29, 2009)

4.2	Form of Warrant of Hoku Scientific, Inc. (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed September 29, 2009)

4.3
Form of Investor Rights Agreement between Tianwei New Energy Holdings Co., Ltd. and Hoku Scientific, Inc.  (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed September 29, 2009)

10.108
Form of Entrustment Loan Contract by and among Tianwei New Energy Holdings Co. Ltd., China Construction Bank Chengdu Branch, Hoku Materials, Inc. and Hoku Scientific, Inc.  (incorporated by reference to Exhibit 10.108 to our current report on Form 8-K filed September 29, 2009)

10.109†	Change Order Number 4 to Cost Plus Incentives Contract, dated September 18, 2009, by and between Hoku Materials, Inc. and JH Kelly LLC

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2#	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on  November  9, 2009.

HOKU SCIENTIFIC, INC.

/s/ DARRYL S. NAKAMOTO
Darryl S. Nakamoto
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document

2.1
Securities Purchase Agreement, dated as of  September 28, 2009, by and between Tianwei New Energy Holdings Co., Ltd. and Hoku Scientific, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed September 29, 2009)

4.2	Form of Warrant of Hoku Scientific, Inc. (incorporated by reference to Exhibit 4.2 to our current report on Form 8-K filed September 29, 2009)

4.3
Form of Investor Rights Agreement between Tianwei New Energy Holdings Co., Ltd. and Hoku Scientific, Inc. (incorporated by reference to Exhibit 4.3 to our current report on Form 8-K filed September 29, 2009)

10.108
Form of Entrustment Loan Contract by and among Tianwei New Energy Holdings Co. Ltd., China Construction Bank Chengdu Branch, Hoku Materials, Inc. and Hoku Scientific, Inc.  (incorporated by reference to Exhibit 10.108 to our current report on Form 8-K filed September 29, 2009)

10.109†	Change Order Number 4 to Cost Plus Incentives Contract, dated September 18, 2009, by and between Hoku Materials, Inc. and JH Kelly LLC

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2#	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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