Form 10-Q
period 2009-12-31
HOKU SCIENTIFIC INC
filed 2010-02-05
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO _______ .

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

Common Stock, par value $0.001 per share, outstanding as of  January 15, 2010: 54,878,692

HOKU SCIENTIFIC, INC.
FORM 10-Q
For the Quarterly Period Ended December 31, 2009
Table of Contents

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOKU SCIENTIFIC, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2009	March 31, 2009
	(unaudited)
Assets
Cash and cash equivalents	$3,228	$17,383
Inventory	715	1,549
Accounts receivable	233	420
Costs of uncompleted contracts	628	108
Other current assets	518	226
Total current assets	5,322	19,686

Deferred cost of debt financing	13,673	-
Property, plant and equipment, net	279,270	204,525

Total assets	$298,265	$224,211

Liabilities and Equity
Accounts payable and accrued expenses	$61,464	$38,191
Deferred revenue	495	784
Deposits – Hoku Solar	-	158
Deposits – Hoku Materials	14,641	375
Other current liabilities	194	446
Total current liabilities	76,794	39,954

Long-term debt (Deposits – Hoku Materials)	108,359	133,625

Total liabilities	185,153	173,579

Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued and outstanding as of December 31, 2009 and March 31, 2009
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 54,878,692 and 21,092,079 shares as of December 31, 2009 and March 31, 2009, respectively	54	21
Warrant for 10,000,000 shares of common stock	12,884	-
Additional paid-in capital	115,153	65,780
Accumulated deficit	(18,569)	(15,169)

Total Hoku Scientific, Inc. shareholders’ equity	109,522	50,632
Noncontrolling interest	3,590	-
Total equity	113,112	50,632
Total liabilities and equity	$298,265	$224,211

See accompanying notes to consolidated financial statements.

HOKU SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Service and license revenue	$259	$499	$1,831	$4,322
Product revenue	—	268	—	523
Total revenue	259	767	1,831	4,845

Cost of service and license revenue(1)	65	374	1,489	3,186
Cost of product revenue	—	218	—	426
Total cost of revenue	65	592	1,489	3,612

Gross margin	194	175	342	1,233

Operating expenses:
Selling, general and administrative (1)	1,492	1,124	4,095	3,428
Total operating expenses	1,492	1,124	4,095	3,428

Loss from operations	(1,298)	(949)	(3,753)	(2,195)
Interest and other income	16	36	318	87

Net loss	(1,282)	913	(3,435)	(2,108)
Net loss attributable to the noncontrolling interest	(17)	(50)	(35)	(50)

Net loss attributable to Hoku Scientific, Inc.	$(1,265)	$(863)	$(3,400)	$(2,058)

Basic net loss per share attributable to Hoku Scientific, Inc.	$(0.06)	$(0.04)	$(0.16)	$(0.10)

Diluted net loss per share attributable to Hoku Scientific, Inc.	$(0.06)	$(0.04)	$(0.16)	$(0.10)

Shares used in computing basic net loss per share	21,448,922	20,964,304	21,062,417	20,167,448

Shares used in computing diluted net loss per share	21,448,922	20,964,304	21,062,417	20,167,448

__________
(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$1	$—	$8	$7
Selling, general and administrative	295	217	723	938

See accompanying notes to consolidated financial statements.

HOKU SCIENTIFIC, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss attributable to Hoku Scientific, Inc.	$(3,400)	$(2,058)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	210	57
Impairment of inventory and equipment	39	3
Gain on sale of property and equipment	-	(550)
Stock-based compensation	631	948
Changes in operating assets and liabilities:
Accounts receivable	187	(50)
Costs of uncompleted contracts	(520)	(423)
Inventory	795	(3,806)
Equipment held for sale	-	26
Other current assets	(292)	1,046
Accounts payable and accrued operating expenses	(723)	(2,667)
Deferred revenue	(289)	(24)
Other current liabilities	(252)	(1,216)
Deposits – Hoku Solar	(158)	217

Net cash used in operating activities	(3,772)	(8,497)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	45,182	77,755
Purchases of short-term investments	(45,182)	(75,763)
Decrease in restricted cash	-	2,575
Payment of accounts payable and accrued capital expenditures	(52,770)	(97,858)
Disposition of property and equipment	-	5,468

Net cash used in investing activities	(52,770)	(87,823)

Cash flows from financing activities:
Exercise of common stock options	22	75
Costs related to Tianwei investment	(225)	-
Proceeds related to shelf registration stock sales	-	6,728
Costs related to shelf registration stock sales	-	(485)
Contributions from noncontrolling interest	3,590	-
Deposits received – Hoku Materials	39,000	81,500

Net cash provided by financing activities	42,387	87,818

Net decrease in cash and cash equivalents	(14,155)	(8,502)
Cash and cash equivalents at beginning of period	17,383	27,768

Cash and cash equivalents at end of period	$3,228	$19,266

Supplemental disclosure of non-cash activities:
Acquisition of property and equipment	$59,378	$13,731
Issuance of warrant and costs related to Tianwei investment	14,784	-

See accompanying notes to consolidated financial statements.

HOKU SCIENTIFIC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

(b) Basis of Presentation

The Company has incurred operating losses in recent years and as of December 31, 2009, has a working capital deficiency. The losses, in part, have occurred as the Company has directed its efforts to focus on the development of its polysilicon and PV installation businesses. The Company's current operating plan anticipates receiving cash during the present fiscal year through a combination of debt financing and polysilicon customer prepayments to enable the continued construction of the Company’s planned polysilicon production facility in Pocatello, Idaho, or the Project. There have been delays in securing adequate financing, and the Company has implemented cost and expense reduction measures and other programs. In July 2009, the Company began curtailing construction at the Project.

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. Operating results for the three and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending March 31, 2010.

In preparing the accompanying unaudited financial statements, the Company’s management has evaluated subsequent events through February 5, 2010, which is the date that the financial statements were filed.

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

(f) Cost of Uncompleted Contracts

Cost of uncompleted contracts represents services performed and/or materials used towards completing a customer contract. Based on the Company’s revenue recognition policy, these services and/or materials cannot be recognized as contract costs, and are deferred until the related revenue can be recognized. As of December 31 and March 31, 2009, cost of uncompleted contracts was $628,000 and $108,000, respectively, related to PV system installation contracts.

(g) Guarantees and Indemnifications

The Company has entered into PV system installation contracts which warrant the installation against defects in workmanship, generally for a period of one year from the date of installation.  There were no accruals for or expenses related to the warranties for any period presented.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in that capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime. The Company has also entered into additional indemnification agreements with its officers and directors in connection with its initial public offering. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2009 and March 31, 2009.

In connection with the closing of the Tianwei investment transaction, the Company increased the size of its board of directors to consist of seven directors, four of whom have been designated by Tianwei, or the Tianwei Nominees. The Company has entered into indemnification agreements with each of the four Tianwei Nominees, similar to those agreements entered into at the time of the Company’s initial public offering.

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

(2) Agreement with Tianwei and Cost of Financing

In September 2009, the Company entered into a definitive agreement providing for a majority investment in the Company by Tianwei, and debt financing by Tianwei through China Construction Bank as agent, for the construction and development of the Project.  In December 2009, the investment transaction was completed and the Company issued to Tianwei 33,379,287 newly-issued shares of its common stock, representing approximately 60% of the Company's fully-diluted outstanding shares. Tianwei is restricted from transferring directly or indirectly 23,365,501, or 70%, of the newly-issued shares to any third party until the first anniversary of the closing date of the agreement.  The Company also granted to Tianwei a warrant to purchase an additional 10 million shares of the Company’s common stock. The terms of the warrant include: (i) a per share exercise price equal to $2.52; (ii) an exercise period of seven years; and (iii) provision for a cashless, net-issue exercise.

The existing polysilicon supply agreements with Tianwei were amended such that $50 million of an aggregate of $79 million in secured prepayments previously paid by Tianwei to the Company was converted  into the 33,379,287 newly-issued shares of the Company’s common stock.  The amended supply agreements will also provide for a reduced price at which Tianwei purchases polysilicon by approximately 11% in each year of the ten year agreement. Tianwei is also obligated to loan the Company $50 million through China Construction Bank, as agent, payable in two tranches. In January 2010, the Company received the first tranche of $20 million and expects to receive the second tranche of $30 million in February 2010.  Pursuant to the loan agreement, the Company has pledged a security interest in all of its assets to Tianwei. Tianwei has also agreed to use its reasonable best efforts to assist the Company in obtaining additional financing that may be required by the Company to construct and operate the Project.

The $50 million in debt, plus $55 million in expected additional prepayments from its existing customers, will be used to pay current liabilities and complete construction of the Project to the point where the Company can commence initial shipments to customers.  Until such time, the Company intends to delay seeking the additional financing of $71 million which is estimated to be the amount necessary to complete the construction of the Project. On the basis of these funding sources, the Company expects to complete its reactor demonstration in the fourth quarter of fiscal 2010 and begin polysilicon production in the first quarter of fiscal 2011. However, if there is a delay in receiving the second tranche of $30 million in debt from the Tianwei transaction, or the Company does not receive anticipated prepayments from its other polysilicon supply agreements, the Company may need to curtail Project construction.

The accounting of the warrant and debt was based on their relative fair values and calculated to be $12.9 million and $37.1 million, respectively, in proportion to the $50 million in loan proceeds.   The fair value of the warrant was calculated using the Black-Scholes option pricing model and the fair value of the debt was based on the present value of cash flows, discounted at a 7% interest rate.

The Company has recorded approximately $789,000 of  transactions costs and $12.9  million related fair value of the warrants as deferred costs of debt financing totaling $13.7 million as of December 31, 2009. Upon funding of the debt, the deferred costs of debt financing will be reclassified as a discount on the debt and amortized to interest expense over the two year term of the debt, using the effective interest method.

(3) Fair Value of Assets and Liabilities

FASB ASC 820-10-50, previously referenced as Statement of Financial Accounting Standards No. 157, Fair Value Measurements, or SFAS 157, clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, FASB ASC 820-10-50 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 –	Observable inputs such as quoted prices in active markets;

Level 2 –	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 –	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumption.

 As of December 31, 2009, the Company held the following assets that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents	$2,747	$2,747	$—	$—
Total assets measured at fair value	$2,747	$2,747	$—	$—

(4) Property, Plant and Equipment

Property, plant and equipment consisted of the following:

	December 31, 2009	March 31, 2009
	(in thousands)
Construction in progress- Idaho plant and equipment	$273,831	$199,338
Photovoltaic systems- Hoku Solar Power I, LLC	5,559	5,096
Production equipment	108	108
Office equipment and furniture	109	115
Automobile	98	98
	279,705	204,755

Less accumulated depreciation and amortization	(435)	(230)

Property, plant and equipment, net	$279,270	$204,525

In assessing the recoverability of its long-lived assets, the Company compared the carrying value to the undiscounted future cash flows the assets are expected to generate. During the nine months ended December 31, 2009, the Company had no write-down of its plant assets.

(5) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following (in thousands of dollars):

	December 31, 2009	March 31, 2009
	(in thousands)
Capital expenditures	$59,378	$37,282
Operating expenditures	2,086	909
Total accounts payable and accrued expenses	$61,464	$38,191

The capital expenditures pertain primarily to the Project plant and equipment additions that the Company is currently constructing in Pocatello, Idaho. Over the next twelve months, the Company may have insufficient cash to meet all of its obligations as they come due. To help address its obligations, in September 2009, the Company entered into a definitive agreement providing for a majority investment in the Company by Tianwei New Energy Holdings Co., Ltd., or Tianwei, and debt financing by Tianwei through China Construction Bank, as agent, for the construction and development of the Company’s Project. In December 2009, the investment transaction was completed and Tianwei is loaning the Company $50 million through China Construction Bank, as agent, payable in two tranches. In January 2010, the Company received the first tranche of $20 million and expects to receive the second tranche of $30 million in February 2010.  Pursuant to the loan agreement, the Company has pledged a security interest in all of its assets to Tianwei. Tianwei has also agreed to use its reasonable best efforts to assist Hoku in obtaining additional financing that may be required by the Company to construct and operate the Project.

Furthermore, the Company has modified payment terms in purchase orders with more than sixty of its vendors to structure payment plans for amounts past due and to be invoiced in the future. In the event the Company is unable to meet its obligations under payment plans and other agreements, the Company may request that its vendors forebear from enforcing one or more of their rights under their respective agreements. There are no assurances that any of the Company’s vendors will agree to forebear or otherwise make any concessions under their respective agreements. If any of the Company’s vendors seek to enforce the Company’s obligations under these agreements that it is unable to perform, which could include asserting and/or foreclosing on materialmen’s and laborer’s liens on the Project, or taking other legal action, it could materially harm the Company’s business, financial condition and results of operations and the Company may be forced to delay, alter or abandon its planned business operations, which could have a material adverse effect on the Company’s ability to continue as a going concern and the recoverability of its long-lived assets.

(6) Long-term Debt (Deposits- Hoku Materials)

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

As of December 31 and March 31, 2009, the Company had $123 million and $134 million, respectively, related to prepayments received under its various polysilicon supply agreements.  In December 2009, the investment transaction with Tianwei was completed and the existing polysilicon supply agreements were amended such that $50 million of an aggregate of $79 million in secured prepayments previously paid by Tianwei to the Company was converted  into shares of the Company’s common stock.  The prepaid amounts from each customer that are expected to be applied to future product deliveries after December 31, 2010 have been reflected in the consolidated balance sheets as Long-term debt (Deposits- Hoku Materials) in the consolidated balance sheets.

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

The following is a summary of prepayments received as of December 31, 2009:

Prepayment
Customer	(in thousands)
Wuxi Suntech Power Co., Ltd.	$2,000
Solarfun Power Hong Kong Ltd.	45,000
Tianwei New Energy (Chengdu) Wafer Co., Ltd.	29,000
Jianxi Jinko Solar Co., Ltd.	20,000
Shanghai Alex New Energy Co., Ltd.	20,000
Wealthy Rise International, Ltd. (Solargiga)	7,000
$123,000

In December 2009, when the investment transaction with Tianwei was completed and Tianwei became a majority shareholder of the Company, an amendment to the Company’s existing supply agreement with Wuxi Suntech Power Co., Ltd., or Suntech, for the sale and delivery of polysilicon to Suntech over a ten-year period became effective.  As part of the amendment, the Company was to have completed a reactor demonstration by December 31, 2009.

As of December 31, 2009,  the Company had not completed the reactor demonstration, and as a result Suntech could assert that the Company was in breach, and seek to terminate the agreement.  If the agreement is terminated the Company’s business will be materially harmed.  In addition, the Company will be required to return the $2 million in prepayments which it received from Suntech and the Company will need to secure an additional $32 million in funds in order to finance the construction of the Project.  Suntech has not been given the Company any indication that it intends to terminate the contract and the Company believes Suntech will work with the Company to amend the contract.

Based on existing terms of the various long-term polysilicon supply agreements as of December 31, 2009, the $123 million of customer prepayments would be credited against future product deliveries as indicated in the following table.  It should be noted that all of the customer deposits from Suntech is applied to the year ended December 31, 2010, as Suntech could terminate its contract, which would require the Company to return the $2 million to Suntech.

Application of
Customer Deposits
December 31 Ending	(in thousands)
2010	$14,641
2011	22,346
2012	17,806
2013	15,256
2014	14,356
Thereafter	38,595
$123,000

(7) Total Equity

Changes in total equity for the nine months ended December 31, 2009 were as follows (in thousands):

	Hoku Scientific, Inc. Shareholders’ Equity
			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total	Comprehensive
	Stock	Warrant	Capital	Deficit	Interest	Equity	Loss
Balance as of March 31, 2009	21	-	65,780	(15,169)	-	50,632	-
Contributions from Noncontrolling interest					3,625	3,625
Net loss				(3,400)	(35)	(3,435)	(3,435)
Exercise of common stock options			22			22
Stock-based compensation			325			325
Grants of stock awards			395			395
Issuance of shares- Tianwei	33		49,967			50,000
Costs related to Tianwei investment			(1,336)			(1,336)
Issuance of warrant to Tianwei		12,884				12,884
Balance as of December 31, 2009	54	12,884	115,153	(18,569)	3,590	113,112	(3,435)

(8) Income Taxes

Income taxes are accounted for under the asset and liability method which establishes financial accounting and reporting standards for income taxes. The Company recognizes federal and state current tax liabilities based on its estimate of taxes payable to or refundable by each tax jurisdiction in the current fiscal year.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company also records a valuation allowance to reduce deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company continues to provide a valuation allowance against its net deferred tax assets as of December 31, 2009.

(9) Net Loss per Share

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

The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of  the denominator used in the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to Hoku Scientific, Inc.	$(1,265)	$(863)	$(3,400)	$(2,058)
Denominator:
Weighted average shares of common stock (basic)	21,448,922	20,964,034	21,062,417	20,167,448
Effect of Dilutive Securities
Add:
Weighted average stock options	—	—	—	—

Weighted average shares of common stock (diluted)	21,448,922	20,964,034	21,062,417	20,167,448

Basic net loss per share attributable to Hoku Scientific, Inc.	$(0.06)	$(0.04)	$(0.16)	$(0.10)

Diluted net loss per share attributable to Hoku Scientific Inc.	$(0.06)	$(0.04)	$(0.16)	$(0.10)

The basic weighted average shares of common stock for the three and nine months ended December 31, 2009 and 2008 excludes unvested restricted shares of common stock.

During the three and nine months ended December 31, 2009, potential dilutive securities included options to purchase 140,952 and 120,080 shares of common stock, respectively, at prices ranging from $0.075 to $0.52 per share in both periods. During the three and nine months ended December 31, 2009, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share, due to the Company’s net loss for the periods. During the three and nine months ended December 31, 2008, potential dilutive securities included options to purchase 137,200 and 267,708 shares of common stock, respectively, at prices ranging from $0.075 to $2.60 and from $0.075 to $4.50 per share respectively. During the three and nine  months ended December 31, 2008, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share, due to the Company’s net loss for the periods.

 (10) Commitments, Contingencies and Purchase Obligations

Stone & Webster, Inc. In August 2007, the Company entered into an Engineering, Procurement and Construction Management Contract with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering, procurement, and construction management services for the construction of the Project, which was amended in October 2007 by Change Order No. 1, again in April 2008 by Change Order No. 2, and again by Change Order No. 3 in February 2009, which are collectively the S&W Engineering Agreement. Under the S&W Engineering Agreement, S&W is to provide all engineering and procurement services necessary to complete the design and planning for construction of the Project. S&W is to be paid on a time and materials basis plus a fee for its services and incentives if certain schedule and cost targets are met. The target cost for the services to be provided under the S&W Engineering Agreement is $50 million; however the Company believes that it could incur up to $53 million in costs.

Through December 31, 2009, the Company had made payments to S&W of $45.7 million and had $1.8 million of payables outstanding as of December 31, 2009.

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

Through December 31, 2009, the Company had made payments to JH Kelly of $59.1 million and had $10.0 million of payables outstanding as of December 31, 2009.

Dynamic Engineering Inc. In October 2007, the Company entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license, for the process to produce and purify trichlorosilane, or TCS. Under the agreement with Dynamic, or the Dynamic Agreement, Dynamic is obligated to design and engineer a TCS production facility that is capable of producing 20,000 metric tons of TCS for the Project. The Dynamic process is to be integrated by S&W into the overall Project, and will be constructed by JH Kelly. Under the Dynamic Agreement, Dynamic's engineering services are provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that the Company may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the Project, and has agreed to indemnify the Company for any third-party claims of intellectual property infringement.

Through December 31, 2009, the Company had made payments to Dynamic of $5.6 million and had $2.8 million of payables outstanding as of December 31, 2009.

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

In January 2009, the Company received the first shipment of six hydrogen reduction reactors, three hydrogenation reactors, and related equipment from GEC and MSA, at the Project, and all of these polysilicon reactors have been assembled and put into place on the Project’s production floor. The reactors are the first units to arrive in Pocatello out of a planned total order of 28. The next set of 10 polysilicon reactors and related equipment has been manufactured, and will be shipped to the Project after the Company’s payment of an additional 3.2 million Euros or $4.6 million (based on the Euro/U.S. dollar exchange rate, which was $1.4332/Euro as of December 31, 2009). The Company is in discussions with GEC to purchase additional 12 reactors necessary for its planned annual capacity of 4,000 metric tons of polysilicon.  The cost of these additional reactors is not expected to be greater than 20.9 million Euros, or $30.0 million (based on the Euro/U.S. dollar exchange rate, which was $1.4332/Euro as of December 31, 2009).

Through December 31, 2009, the Company had paid GEC and MSA an aggregate amount of 15.2 million Euros or $22.3 million and had 2.4 million Euros or $3.5 million of payables outstanding as of December 31, 2009.

Idaho Power Company.  The Company entered into an agreement with Idaho Power Company, or Idaho Power, to complete the construction of the electric substation to provide power for the Project, or the Idaho Power Agreement. The Company is obligated to pay Idaho Power an aggregate of $16.5 million for the completion of the substation and associated facilities.  The Amended Idaho Power Agreement also provides that upon completion of construction, there will be a true-up of actual construction costs, so that either the Company will be refunded any monies it has paid to Idaho Power over and above the actual costs of construction, or the Company will pay Idaho Power any additional construction costs beyond the original amount. As of December 31, 2009, the Company incurred a $524,000 true-up of actual construction costs.

Through December 31, 2009, the Company had paid Idaho Power Company an aggregate amount of $17.5 million, which includes $917,000 paid to Idaho Power pursuant to a separate engineering services agreement, and had $524,000 of payables outstanding as of December 31, 2009. The Company does not anticipate any additional cost adjustments, which results in the aggregate cost of $18.0 million to complete the substation and associated transmission facilities, including the engineering services agreement.

The Company also entered into an Electric Service Agreement with Idaho Power, or the ESA, for the supply of electric power and energy to the Company for use in the Project, subject to the approval of the Idaho Public Utilities Commission, or the PUC. The term of the ESA is four and a half years, beginning in June 2009 and expiring in December 2013. During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to the Company at certain fixed rates, which are subject to change only by action of the PUC. After the initial term of the ESA expires, either the Company or Idaho Power may terminate the ESA without prejudice. If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to us at the same fixed rates.

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

Through December 31, 2009, the Company had made payments to AEG of $6.2 million and had $2.2 million of payables outstanding as of December 31, 2009.

Polymet Alloys, Inc. In November 2008, the Company entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to the Company for use in the Project. In May 2009, the Company entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  The term of the Amended Polymet Agreement is three years, commencing in 2010. Each year during the term of the Amended Polymet Agreement, Polymet has agreed to sell to the Company, and the Company has agreed to purchase from Polymet, no less than 65% of the Company’s annual silicon metal requirement.  Pricing is to be negotiated for each year of the Amended Polymet Agreement; however, if the parties are unable to agree on pricing for any year, or the Company has agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom the Company may seek to purchase silicon metal.  Either party may also terminate the Amended Polymet Agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of December 31, 2009, the Company had not made any payments to Polymet.

PVA Tepla Danmark. In April 2008, the Company entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for the Project. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to the Company’s end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total amount payable to PVA is approximately $6 million, which is payable in four installments, the first of which was made in August 2008. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.

Through December 31, 2009, the Company had paid PVA an aggregate amount of $1.9 million and had $3.9 million of payables outstanding as of December 31, 2009.

BHS Acquisitions, LLC. In November 2008, the Company entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, to the Company for use in the Project. The term of the agreement is eight years beginning on the date on which the first shipment of product is delivered. Each year during the term of the agreement, BHS has agreed to sell to the Company, and the Company has agreed to purchase from BHS, specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are scheduled to begin within four months after the Company provides written notice to BHS, and the aggregate net value of the HCl to be purchased by the Company under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of December 31, 2009, the Company had not provided notice to BHS to commence shipments, and had not made any payments to BHS.

As of January  31, 2010, ten of the Company’s vendors had recorded mechanics lien claims on the Company’s real property and improvements in Pocatello, Idaho. The lien claims relate to an aggregate amount of approximately $20.9 million that vendors claim are owed for labor, materials, equipment and/or services used in the construction of the Project.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Revenue (in thousands):	(amounts in thousands)

Hoku Fuel Cells	$—	$—	$—	$—
Hoku Solar	259	767	1,831	4,845
Hoku Materials	—	—	—	—

Total consolidated revenue	$259	$767	$1,831	$4,845

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Income (loss) from operations (in thousands):
Hoku Fuel Cells	$—	$—	$—	$(19)
Hoku Solar	(473)	(347)	(1,383)	(252)
Hoku Materials	(825)	(602)	(2,370)	(1,924)

Total consolidated loss from operations	$(1,298)	$(949)	$(3,753)	$(2,195)

The reconciliation of segment operating results to the Company’s consolidated totals was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Consolidated loss from operations	$(1,298)	$(949)	$(3,753)	$(2,195)
Interest and other income (loss)	16	36	318	87
Net loss attributable to noncontrolling interest	(17)	(50)	(35)	(50)

Net loss attributable to Hoku Scientific, Inc.	$(1,265)	$(863)	$(3,400)	$(2,058)

The Company allocates its assets to its business units based on the primary business units benefiting from the assets.

	December 31, 2009	March 31, 2009
	(amounts in thousands)
Identifiable assets:

Hoku Solar	$6,802	$9,738
Hoku Materials	274,620	199,473
Unallocated assets	16,843	15,000

Total assets	$298,265	$224,211

 (12) Going Concern

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations principally through both registered and unregistered offerings of its securities and prepayments on its long-term polysilicon contracts. Even if the Company is successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and its existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), the Company will still need to seek additional financing to complete construction of the Project.  As of December 31, 2009, the Company had cash and cash equivalents on hand of $3.2 million and current liabilities of $76.8 million. Consequently, there is substantial doubt that the Company will have sufficient cash to meet all of its obligations as they come due. The Company does not expect to generate significant revenue until it successfully commences the manufacture and shipment of polysilicon and begins meeting the obligations under the Company’s supply contracts. If the Company is unable to secure additional long-term supply contracts and prepayments, assuming the cost to construct and equip the Project does not exceed $390 million and that all of the Company’s existing customers make their prepayments when due, the amount the Company will still need to raise is as much as $71 million.  If the Company is unable to secure additional long-term supply contracts and prepayments, if for any reason (e.g. contract amendment, termination, breach, etc.) one or more of the Company’s polysilicon supply customers do not pay the full amount of the prepayments to which they are presently committed and/or if the actual cost to complete the Project is more than $390 million, the amount the Company will need to raise could exceed $71 million.

The Company’s ability to continue as a going concern depends on its ability to raise debt or equity financing, increase revenues and reduce expenses. The Company has already modified payment terms in purchase orders with more than sixty of its vendors to structure payment plans for amounts past due and to be invoiced in the future. The Company’s management continues to evaluate a variety of alternatives to raise capital and manage the Company’s liquidity.  These alternatives include, without limitation:

•	debt financing, including financing that is guaranteed by a private third party;

•	one or more equity offerings, including an offering of stock the Company previously registered with the Securities and Exchange Commission on Form S-3;

•	prepayments for product to be delivered under new long-term polysilicon supply contracts;

•	government funding from grants and/or loan guarantees; and/or

•	further extending the Project construction schedule and payment plans with vendors

•	requesting support from Tianwei in obtaining additional financing as agreed to in the investment transaction which was completed in December 2009

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include all statements other than statements of historical fact contained in this Quarterly Report on Form 10-Q.  In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Quarterly Report on Form 10-Q in greater detail in Part II, Item IA. “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date hereof. We hereby qualify all of our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and with our financial statements and notes thereto for the fiscal year ended March 31, 2009, contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on June 15, 2009.

Overview

We are a materials science company focused on clean energy technologies. We were incorporated in Hawaii in March 2001, as Pacific Energy Group, Inc. In July 2001, we changed our name to Hoku Scientific, Inc. In December 2004, we were reincorporated in Delaware.

Recent Developments Related to Liquidity and Capital Resources

We have incurred significant net losses since inception and we have relied on our ability to fund our operations principally through both registered and unregistered offerings of our securities and prepayments on long-term polysilicon contracts. Including the $50 million loan from the Tianwei transaction, even if we are successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and our existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), we will still need to seek additional financing to complete our planned polysilicon production facility currently under construction in Pocatello, Idaho, or the Project. As of December 31, 2009, we had cash and cash equivalents on hand of $3.2 million and current liabilities of $76.8 million.

To help address our cash needs to meet our obligations, we have modified payment terms in purchase orders with more than sixty of our vendors to structure payment plans for amounts past due and to be invoiced in the future. Furthermore, in September 2009, we entered into a definitive agreement providing for a majority investment in us by Tianwei New Energy Holdings Co., Ltd., or Tianwei, and debt financing by Tianwei through China Construction Bank, as agent, for the construction and development of the Project.  In December 2009, the investment was completed and we issued to Tianwei 33,379,287 newly-issued shares of our common stock, representing approximately 60% of our fully-diluted outstanding shares. Tianwei is restricted from transferring directly or indirectly 23,365,501, or 70%, of the newly-issued shares to any third party until the first anniversary of the closing date of the agreement.  We also granted to Tianwei a warrant to purchase an additional 10 million shares of the Company’s common stock. The terms of the warrant include: (i) a per share exercise price equal to $2.52; (ii) an exercise period of seven years; and (iii) provision for a cashless, net-issue exercise.

The existing polysilicon supply agreements with Tianwei were amended such that $50 million of an aggregate of $79 million in secured prepayments previously paid by Tianwei to us was converted  into the 33,379,287 newly-issued shares of our common stock.  The amended supply agreements also provide for a reduced price at which Tianwei purchases polysilicon by approximately 11% in each year of the ten year agreement. Tianwei is also obligated to loan us $50 million through China Construction Bank, as agent, payable in two tranches.  In January 2010, we received the first tranche of $20 million and expect to receive the second tranche of $30 million in February 2010.  Pursuant to the loan agreement, we have pledged a security interest in all of our assets to Tianwei. Tianwei has also agreed to use its reasonable best efforts to assist us in obtaining additional financing that may be required by us to construct and operate the Project.

The $50 million in debt, plus $55 million in additional prepayments from our existing customers, will  be used to pay current liabilities and complete construction of the Project to the point where we can commence initial shipments to customers.  Until such time, we intend to delay seeking the additional financing of $71 million which is estimated to be the amount necessary to complete the construction of the Project. On the basis of these funding sources, we expect to complete our reactor demonstration in the fourth quarter of fiscal 2010 and begin polysilicon production in the first quarter of fiscal 2011.  However, if there is a delay in receiving the second tranche of $30 million in debt from the Tianwei transaction, or we do not receive anticipated prepayments from our other polysilicon supply agreements, we may need to curtail Project construction.

We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts. In addition, we will still need to seek additional financing to complete the Project. If we are unable to secure additional long-term supply contracts and prepayments, assuming the cost to construct and equip the Project does not exceed $390 million, we are able to amend our contract with Wuxi Suntech Power Co., Ltd. under similar terms, and if all of our other customers make their prepayments when due, the amount we will need to raise could be as much as $71 million.  If we are unable to secure additional long-term supply contracts and prepayments, if for any reason (e.g. contract amendment, termination, breach, etc.) one or more of our polysilicon supply customers does not pay the full amount of the prepayments to which they are presently committed and/or if the actual cost to complete the Project is more than $390 million, the amount we will need to raise could exceed $71 million.  Furthermore, if there is a delay in receiving the second tranche of $30 million in debt from the Tianwei transaction,  or other unfavorable factors occur, it could raise substantial doubt about our ability to continue as a going concern. The inability to continue as a going concern could result in an orderly wind-down of us or other potential forms of restructuring.

Hoku Materials

Hoku Materials was incorporated to manufacture polysilicon, a key material used in photovoltaic modules. In May 2007, we commenced construction of our planned polysilicon manufacturing facility in Pocatello, Idaho, which would be capable of producing 4,000 metric tons of polysilicon per year, or the Project. The estimated construction cost for our Project is $390 million. This estimate is based on our discussion with vendors, declining costs of materials and labor and ongoing adjustments of certain design elements; however, changes in costs, modifications in construction timelines and other factors could cause the actual cost to significantly exceed our estimate. Any significant increase in the cost to complete the Project could have a material adverse effect on our business, financial condition and results of operations.

During the three and nine months ended December 31, 2009, Hoku Materials incurred an operating loss of $825,000 and $2.4 million respectively, in expenses, which mainly consisted of payroll, including stock compensation,  professional fees and travel expenses. In addition, as of December 31, 2009, Hoku Materials has capitalized $273.8 million related to construction costs for the Project and had received $123 million in customer deposits as prepayments on long-term polysilicon supply agreements, which excludes $50 million in equity contributions through our investment arrangement with Tianwei.

Construction/Financing Update

In December 2009, the investment transaction with Tianwei was completed and we issued to Tianwei 33,379,287 newly-issued shares of our common stock, representing approximately 60% of our fully-diluted outstanding shares. Tianwei is restricted from transferring directly or indirectly 23,365,501, or 70%, of the newly-issued shares to any third party until the first anniversary of the closing date of the agreement.  We also granted to Tianwei a warrant to purchase an additional 10 million shares of the Company’s common stock. The terms of the warrant include: (i) a per share exercise price equal to $2.52; (ii) an exercise period of seven years; and (iii) provision for a cashless, net-issue exercise.

The existing polysilicon supply agreements with Tianwei were amended such that $50 million of an aggregate of $79 million in secured prepayments previously paid by Tianwei to us was converted  into the 33,379,287 newly-issued shares of our common stock.  The amended supply agreements also provide for a reduced price at which Tianwei purchases polysilicon by approximately 11% in each year of the ten year agreement. Tianwei is also obligated to loan us $50 million through China Construction Bank, as agent, payable in two tranches.  In January 2010, the Company received the first tranche of $20 million and expects to receive the second tranche of $30 million in February 2010.  Pursuant to the loan agreement, we have pledged a security interest in all of our assets to Tianwei. Tianwei has also agreed to use its reasonable best efforts to assist us in obtaining additional financing that may be required by us to construct and operate our polysilicon manufacturing facility.

The $50 million in debt, plus $55 million in additional prepayments from our existing customers, will  be used to pay current liabilities and complete construction of the Project to the point where we can commence initial shipments to customers.  On the basis of these funding sources, we expect to complete our reactor demonstration in the fourth quarter of fiscal 2010 and begin polysilicon production in the first quarter of fiscal 2011. However, if there is a delay in receiving the second tranche of $30 million in debt from the Tianwei transaction, or other unfavorable factors occur, we may need to curtail Project construction.

Polysilicon Supply Agreement Updates

Jinko Solar Co., Ltd.

In February 2009, we entered into a fixed price, fixed volume supply agreement with Jinko Solar Co., Ltd., formerly known as Jiangxi Jinko Solar Co., Ltd., or Jinko, for the sale and delivery of polysilicon to Jinko over a ten-year period, or the Jinko Agreement.  Pursuant to the Jinko Agreement, Jinko has paid us a cash deposit of $20 million as prepayment for future product deliveries.  Over the ten-year term of the Jinko Agreement, the total volume of polysilicon to be sold by us to Jinko is approximately $119 million, subject to product deliveries and other conditions.  In November 2009, we entered into Amendment No. 1 to Amended & Restated Supply Agreement with Jinko, or the Amendment.  Pursuant to the Amendment, we agreed with Jinko to eliminate the first year of shipments under the Jinko Agreement, such that our first delivery of polysilicon products to Jinko is now due in December 2010, and the term of the Jinko Agreement has been shortened to nine years, resulting in the total volume of polysilicon to be sold by us to Jinko being reduced to approximately $106 million, subject to product deliveries and other conditions.  Each party, however, may terminate the Jinko Agreement at an earlier date under certain circumstances, including, but not limited to, the bankruptcy, assignment for the benefit of creditors, liquidation or a material breach of the Jinko Agreement by the other party. Our failure to commence shipments of polysilicon by December 31, 2010 constitutes a material breach by us under the terms of the Jinko Agreement, as amended, among other circumstances.

Solarfun Power Hong Kong Limited

In May 2008, we entered into a fixed price, fixed volume supply agreement with Solarfun Power Hong Kong Limited, or Solarfun, a subsidiary of Solarfun Power Holdings Co., Ltd., for the sale and delivery of polysilicon to Solarfun over a ten-year period, or the Solarfun Agreement.  In October 2008 and March 2009, we entered into an amendment to the Solarfun Agreement, or  Amendment No.1, and  in March 2009, we entered into a second amendment to the Solarfun Agreement, or Amendment No. 2.  Pursuant to the Solarfun Agreement, Amendment No. 1, and Amendment No. 2, Solarfun has paid us cash deposits of $37 million as a prepayment for future polysilicon product deliveries, and is obligated to pay us an additional $18 million in prepayments in increments of $8 million that was to have been paid in July 2009, $1 million that was to have been paid in each of August and September 2009, $3 million that was to have been paid in October 2009, and $5 million that was to be paid in January 2010.  Solarfun did not pay the $13 million that was due in July through October 2009, and Hoku had the right to terminate the Supply Agreement, and retain all prepayments received.

In November 2009, we entered into a third amendment to the Solarfun Agreement, or Amendment No. 3, which became effective in December 2009, when Solarfun paid us $8 million of the $13 million prepayment balance that was past due.  Under Amendment No. 3, we agreed that Solarfun could pay us the $13 million that was due in July and October 2009, in increments of $8 million, which was paid in December 2009, $4 million to be paid in March 2010, and $1 million to be paid when we commence the shipment of polysilicon to Solarfun.  The balance of $5 million that was payable in January 2010, is to be paid in equal monthly increments of $1 million during each of the five subsequent months after the month of the first shipment.  Solarfun retains the right to terminate the Supply Agreement if Hoku has not commenced shipments by June 30, 2010, and Hoku retains the right to terminate the Supply Agreement, and retain all prepayments received, if Solarfun fails to pay any of its future prepayments when due.

Tianwei New Energy (Chengdu) Wafer Co., Ltd.

In connection with our Tianwei investment transaction which was completed in December 2009, the existing polysilicon supply agreements were amended such that $50 million of an aggregate of $79 million in secured prepayments previously paid by Tianwei to us was converted  into the 33,379,287 newly-issued shares of our common stock.  We also amended our agreements and reduced the price at which Tianwei purchases polysilicon by approximately 11% per year.  The amount of polysilicon to be delivered remains unchanged and Tianwei is still required to pay us an additional $2 million in prepayments; however, the total revenue for the polysilicon to be sold by us to Tianwei has been modified such that up to approximately $418 million may be payable to us during the ten-year term (exclusive of amounts Tianwei may purchase pursuant to its right of first refusal), subject to acceptance of product deliveries and other conditions.

Shanghai Alex New Energy Co., Ltd.

In February 2009, we entered into a fixed price, fixed volume supply agreement with Shanghai Alex New Energy Co., Ltd., or Alex, for the sale and delivery of polysilicon to Alex over a ten-year period, or the Alex Agreement.  Pursuant to the Alex Agreement, Alex has paid us a cash deposit of $20 million as prepayment for future product deliveries.  Over the ten-year term of the Alex Agreement, the total volume of polysilicon to be sold by us to Alex is approximately $119 million, subject to product deliveries and other conditions.  In December 2009, we entered into Amendment No. 1 to Supply Agreement with Alex, or the Amendment.  Pursuant to the Amendment, we agreed with Alex to shift the date of first delivery of polysilicon, such that our first delivery of polysilicon products to Alex is now due in September 2010. Each party, however, may terminate the Alex Agreement at an earlier date under certain circumstances, including, but not limited to, the bankruptcy, assignment for the benefit of creditors, liquidation or a material breach of the Alex Agreement by the other party. Our failure to commence shipments of polysilicon by December 31, 2010 constitutes a material breach by us under the terms of the Alex Agreement, among other circumstances.

Wuxi Suntech Power Co., Ltd.

In June 2007, we entered into a supply agreement with Wuxi Suntech Power Co., Ltd., or Suntech, for the sale and delivery of polysilicon to Suntech over a ten-year period beginning in July 2009, or the Suntech Supply Agreement.  In May 2008, we entered into a First Amended and Restated Suntech Supply Agreement, or the Amended Suntech Supply Agreement.  In July 2009, we amended the existing agreements between the two parties, which became effective in December 2009 when the investment transaction with Tianwei was completed and Tianwei became our majority shareholder.  Under the amendment Suntech agreed to waive the following rights:

•
Its right to enforce our obligation to complete the Test Demonstration (as defined in the Suntech Supply Agreement) by September 30, 2009, or the Demo Final Date.  Suntech’s waiver expired on December 31, 2009, and Suntech may assert that we are in breach of our obligation to complete the Test Demonstration.

•
Its right to enforce our obligation to complete the TCS Demonstration (as defined in the Suntech Supply Agreement) by December 31, 2009, or the TCS Final Date.  Suntech’s waiver will expire on December 31, 2010, with the result that if we have not completed the TCS Demonstration by that date, we will be in breach of our obligation to complete the TCS Demonstration.

•
Its right to enforce our obligation to complete the Shipment Milestone (as defined in the Suntech Supply Agreement) by December 31, 2009, or the Shipment Final Date.  Suntech’s waiver will expire on March 31, 2010, with the result that if we have not completed the Shipment Milestone by that date, we will be in breach of our obligation to complete the Shipment Milestone.

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

As of December 31, 2009, we had not completed the Test Demonstration, and as a result Suntech could assert that we are in breach, and seek to terminate the Amended Suntech Supply Agreement.  If the agreement is terminated our business will be materially harmed.  In addition, we will be required to return the $2 million in prepayments which we have received from Suntech and we will need to secure an additional $32 million in funds in order to finance the construction the Project.  Suntech has not been given the Company any indication that it intends to terminate the contract and the Company believes Suntech will work with the Company to amend the contract.

Wealthy Rise International, Ltd.

We have granted to Wealthy Rise International, Ltd., or Solargiga, an extension of time, or the Extension, to make an aggregate of $13.2 million in prepayments that were payable in installments between June and December 2009.  Pursuant to the Extension, the date on which the $13.2 million is due has been extended to the earlier of February 26, 2010, or the date on which we and Solargiga enter into a definitive amendment to the Agreement pursuant to which the schedule and conditions for Solargiga’s prepayments could be adjusted.

Hoku Solar

We incorporated Hoku Solar to design, engineer and install PV systems and related services.

During the three and nine months ended December 31, 2009, Hoku Solar incurred an operating loss of $473,000 and $1.4 million respectively, in expenses, which mainly consisted of payroll, including stock compensation, and professional fees.

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

We have selectively pursued patent applications in order to protect our technology, inventions and improvements related to our fuel cell products; however, we do not currently plan on actively pursuing any new contracts or committing material resources to further develop our fuel cell products.

During the three and nine months ended December 31, 2009, Hoku Fuel Cells had insignificant activity primarily associated with patent applications in order to protect our technology, inventions and improvements related to our fuel cell products.

Financial Operations Review

During the three and nine months ended December 31, 2009, we derived all of our revenue through PV system installation and ancillary services related to Hoku Solar. We expect that all of our revenue will be derived through PV system installations and the sale of electricity until the first quarter of fiscal 2011, when Hoku Materials is expected to generate revenue through the sale of polysilicon.

During the three and nine months ended December 31, 2009, our revenue was $259,000 and $1.8 million, respectively, comprised of commercial PV system installations and electricity sales.

Consolidated Results of Operations

The following analysis of the unaudited consolidated financial condition and results of operations of Hoku Scientific, Inc. and its subsidiaries should be read in conjunction with the consolidated financial statements and the related notes thereto in this Quarterly Report on Form 10-Q.

Comparison of Three Months Ended December 31, 2009 and 2008

Revenue. Revenue was $259,000 for the three months ended December 31, 2009, compared to $767,000 for the same period in fiscal 2009. Revenue in both periods was primarily comprised of PV system installations and related services.

Cost of  Revenue. Cost of  revenue was $65,000 for the three months ended December 31, 2009, compared to $592,000 for the same period in fiscal 2009. Cost of revenue primarily consisted of employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $1.5 million for the three months ended December 31, 2009, compared to $1.1 million for the same period in fiscal 2009. The increase of $368,000 was primarily due to expenditures toward the reactor demonstration, which is expected to be completed in the fourth quarter of fiscal 2010, of $101,000, retention payments for officers and other key employees of $65,000, and contractor costs, primarily for cancellation of the Hawaiian Electric project of $69,000.  In addition, there were increases in depreciation, primarily related to the PV systems installed for the Hawaii State Department of Transportation of $66,000, lower application of other direct and indirect charges of $66,000, inventory impairment of solar modules of $39,000 and rent for corporate and warehouse facilities of $38,000. These increases were partially offset by reductions in professional fees of $70,000.

Interest and Other Income. Interest and other income was $16,000 for the three months ended December 31, 2009 compared to $36,000 for the same period in fiscal 2009. Interest and other income for the three months ended December 31, 2009 was primarily comprised of $13,000 in reversal of prior accruals for general excise tax reserves due to statute limitations and interest income of $2,000.  Interest and other income for the three months ended December 31, 2008 was primarily comprised of losses related to our foreign currency (Euro) forward contracts of $594,000, offset by a gain of $550,000 on the sale of our fee simple interest in our real property and improvements of our corporate headquarters, sale of fuel cell equipment of $24,000 and interest income of $50,000.

Comparison of Nine Months Ended December 31, 2009 and 2008

Revenue. Revenue was $1.8 million for the nine months ended December 31, 2009, compared to $4.8 million for the same period in fiscal 2009. Revenue for both periods was primarily comprised of PV system installations and related services.

Cost of  Revenue. Cost of  revenue was $1.5 million for the nine months ended December 31, 2009, compared to $3.6 million for the same period in fiscal 2009. Cost of revenue primarily consisted of employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $4.1 million for the nine months ended December 31, 2009, compared to $3.4 million for the same period in fiscal 2009. The increase of $667,000 was primarily due to higher payroll expenses of $315,000, compensation to Board Directors of $210,000, retention payments for officers and other key employees of $195,000 and rent for corporate and warehouse facilities of $191,000.  In addition, there were increases in depreciation, primarily related to the PV systems installed for the Hawaii State Department of Transportation of $153,000, expenditures toward the reactor demonstration, which is expected to be completed in the fourth quarter of fiscal 2010, of $101,000 and marketing expenses of $83,000.  Furthermore, there was a lower application of other direct and indirect charges of $88,000. These increases were partially offset by reductions in stock-based compensation of $313,000, professional fees of $240,000 and travel expenses of $77,000.

Interest and Other Income. Interest and other income was $318,000 for the nine months ended December 31, 2009 compared to $87,000 for the same period in fiscal 2009. Interest and other income for the nine months ended December 31, 2009 was primarily comprised of the reversal of $234,000 in accruals for general excise tax reserves due to statute of limitations, sale of fuel cell equipment of $40,000 and interest income of $22,000.  Interest and other income for the nine months ended December 31, 2008 was primarily comprised of gain of our fee simple interest in our real property and improvements of our corporate headquarters of $550,000, interest income of $295,000  and sale of fuel cell equipment of $96,000.  The income was partially offset by losses related to our foreign currency (Euro) forward contracts of $862,000.

Liquidity and Capital Resources

We have incurred significant net losses since inception and we have relied on our ability to fund our operations principally through both registered and unregistered offerings of our securities and prepayments on long-term polysilicon contracts. Even if we are successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and our existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), we will still need to seek additional financing to complete the Project. As of December 31, 2009, we had cash and cash equivalents on hand of $3.2 million and current liabilities of $76.8 million.

To help address our cash needs to meet our obligations, we have modified payment terms in purchase orders with more than sixty of our vendors to structure payment plans for amounts past due and to be invoiced in the future. In December 2009, the investment transaction was completed and we issued to Tianwei 33,379,287 newly-issued shares of its common stock, representing approximately 60% of our fully-diluted outstanding shares. Tianwei is restricted from transferring directly or indirectly 23,365,501, or 70%, of the newly-issued shares to any third party until the first anniversary of the closing date of the agreement.  We also granted to Tianwei a warrant to purchase an additional 10 million shares of our common stock. The terms of the warrant include: (i) a per share exercise price equal to $2.52; (ii) an exercise period of seven years; and (iii) provision for a cashless, net-issue exercise.

The existing polysilicon supply agreements with Tianwei were amended such that $50 million of an aggregate of $79 million in secured prepayments previously paid by Tianwei to us was converted  into the 33,379,287 newly-issued shares of our common stock.  The amended supply agreements also provide for a reduced price at which Tianwei purchases polysilicon by approximately 11% in each year of the ten year agreement. Tianwei is also obligated to loan us $50 million through China Construction Bank, as agent, payable in two tranches.  In January 2010, we received the first tranche of $20 million and expect to receive the second tranche of $30 million in February 2010.  Pursuant to the loan agreement, we have pledged a security interest in all of our assets to Tianwei. Tianwei has also agreed to use its reasonable best efforts to assist us in obtaining additional financing that may be required by us to construct and operate the Project.

The $50 million in debt, plus $55 million in additional prepayments from our existing customers, will  be used to pay current liabilities and complete construction of the Project to the point where we can commence initial shipments to customers.  Until such time, we intend to delay seeking the additional financing of $71 million which is necessary to complete the construction of the Project. On the basis of these funding sources, we expect to complete our reactor demonstration in the fourth quarter of fiscal 2010 and begin polysilicon production in the first quarter of fiscal 2011.  However, if there is a delay in receiving the second tranche of $30 million in debt from the Tianwei transaction, or we do not receive anticipated prepayments from our other polysilicon supply agreements, we may need to curtail Project construction.

The total actual cost of construction and equipment for the Project is estimated to be $390 million. This estimate is based on our discussion with vendors, declining costs of materials and labor and ongoing adjustments of certain design elements; however, changes in costs, modifications in construction timelines and other factors could cause the actual cost to significantly exceed our estimate. Our six long-term supply customers have collectively committed to contribute $178.4 million towards these costs in the form of polysilicon supply prepayments, subject to the achievement of various milestones and repayment obligations under certain circumstances and we have received an additional $50 million from Tianwei which was converted into the 33,379,287 newly-issued shares of our common stock. As of December 31, 2009, we had collected $123.0 million of combined prepayments that were committed to us from these customers and we have contributed an additional approximately $41 million to the construction cost of the Project.

We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts. In addition, we will still need to seek additional financing to complete the Project. If we are unable to secure additional long-term supply contracts and prepayments, assuming the cost to construct and equip the Project does not exceed $390 million, we are able to amend our contract with Wuxi Suntech Power Co., Ltd. under similar terms, and if all of our other customers make their prepayments when due, the amount we will need to raise could be as much as $71 million.  If we are unable to secure additional long-term supply contracts and prepayments, if for any reason (e.g. contract amendment, termination, breach, etc.) one or more of our polysilicon supply customers do not pay the full amount of the prepayments to which they are presently committed and/or if the actual cost to complete the Project is more than $390 million, the amount we will need to raise could exceed $71 million.  Furthermore, if there is a delay in receiving the second tranche of $30 million in debt from the Tianwei transaction, or other unfavorable factors occur, it could raise substantial doubt about our ability to continue as a going concern. The inability to continue as a going concern could result in an orderly wind-down of us or other potential forms of restructuring.

As of December 31, 2009, we had an accumulated deficit of $18.6 million. Hoku Materials does not currently generate any revenue and we do not anticipate revenue from Hoku Materials until the first quarter of fiscal 2011.  During the nine months ended December 31, 2009, our revenue was primarily from PV system installations and related services primarily from Hoku Solar contracts.  At this time, we do not believe we will receive any meaningful revenue from Hoku Fuel Cell products and services for the foreseeable future.

The sale of additional equity and convertible debt instruments may result in additional dilution to our current stockholders. Additionally, if we do not have sufficient cash to meet all of our obligations as they come due, we will have to ask our vendors to forebear from enforcing one or more of their rights under their respective agreements.  There are no assurances that our vendors will agree to forebear or otherwise make any concessions under their respective agreement. If any of our vendors seek to enforce their rights under these agreements that we are unable to perform, which could include asserting and/or foreclosing on materialmen’s and laborer’s liens on the Project, or taking other legal action, it could materially harm our business, financial condition and results of operations and we may be forced to delay, alter or abandon our planned business operations, which could have a material adverse effect on the our ability to continue as a going concern and the recoverability of its long-lived assets.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $3.8 million for the nine months ended December 31, 2009, compared to $8.5 million for the same period in fiscal 2009. The net cash used in operating activities was primarily due to the costs expended for uncompleted solar contracts, accounts payable and accrued operating expenses and other current assets and liabilities and the result of lower  deferred revenues and customer deposits during the nine  months ended December 31, 2009 as compared to the same period in fiscal 2009.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $52.8 million for the nine months ended December 31, 2009, compared to $87.8 million for the same period in fiscal 2009. The net cash used in investing activities in both periods was primarily due to the capitalization of funds to pay for construction costs related the Project.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $42.4 million for the nine months ended December 31, 2009, compared to $87.8 million for the same period in fiscal 2009. The net cash provided by financing activities during the nine months ended December 31, 2009 was primarily due to deposits received from polysilicon prepayment supply contracts of $39.0 million and contributions from the noncontrolling interest of $3.6 million.  The net cash provided by financing activities during the  nine months ended December 31, 2008 was primarily due to $81.5 million in deposits received from supply agreements for polysilicon deliveries and the sale of 1,160,716 shares of our common stock for net proceeds of approximately $6.7 million.

Contractual Obligations

The following table summarizes the contractual obligations that existed at December 31, 2009. The amounts in the table below do not include time and materials contracts and incentive payments. In addition, the GEC Graeber Engineering Consultants GmbH, and MSA Apparatus Construction for Chemical Equipment Ltd. contract for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors is to be paid in Euros and the contractual obligation is determined based on the Euro/U.S. dollar exchange rate, which was $1.43320/Euro as of December 31, 2009.

Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Construction in progress	$18,881	$18,881	$—	$—	$—
Equipment purchases	87,397	84,442	2,955	—	—
Supply purchases	60,611	2,255	36,779	21,577	—
Leases	466	232	234	—	—
Deposits – Hoku Materials	123,000	14,641	40,152	29,612	38,595

Total	$290,355	$120,451	$80,120	$51,189	$38,595

We may have insufficient cash to meet all of our obligations as they come due through December 31, 2010.  We have modified payment terms in purchase orders with more than sixty of our vendors to structure payment plans for amounts past due and to be invoiced in the future. In the event we are unable to meet our obligations under payment plans and other agreements, we will have to ask our vendors to forebear from enforcing one or more of their rights under their respective agreements.  There are no assurances that any of our vendors will agree to forebear or otherwise make any concessions under their respective agreements.  If any of our vendors seek to enforce their rights under these agreements that we are unable to perform, which could include asserting and/or foreclosing on materialmen’s and laborer’s liens on the Project, or taking other legal action, it could materially harm our business, financial condition and results of operations and we may be forced to delay, alter or abandon our planned business operations, which could have a material adverse effect on the our  ability to continue as a going concern.

Stone & Webster, Inc. In August 2007, we entered into an Engineering, Procurement and Construction Management Contract with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering, procurement, and construction management services for the construction of our the Project, which was amended in October 2007 by Change Order No. 1,  again in April 2008 by Change Order No. 2, and again in February 2009 by Change Order No. 3, or collectively, the S&W Engineering Agreement. Under the S&W Engineering Agreement, S&W is to provide all engineering and procurement services necessary to complete the design and planning for construction of the Project. S&W is to be paid on a time and materials basis plus a fee for its services and incentives if certain schedule and cost targets are met. The target cost for the services to be provided under the S&W Engineering Agreement is $50 million; however we believe that we could incur up to $53 million in costs.

Through December 31, 2009, we had made payments to S&W of $45.7 million and had $1.8 million of payables outstanding as of December 31, 2009.

JH Kelly LLC. In August 2007, we entered into a Cost Plus Incentive Contract with JH Kelly LLC, or JH Kelly, for construction services for the construction of the Project, which was amended in October 2007, by Change Order No. 1,  again in April 2008 by Change Order No. 2, again in March 2009 by Change Order No. 3, and again in September 2009 by Change Order No. 4, or collectively, the JH Kelly Construction Agreement. Under the JH Kelly Construction Agreement, JH Kelly agreed to provide the construction services as our general contractor for the construction of the Project with a production capacity of 4,000 metric tons per year. The target cost for the services to be provided under the JH Kelly Construction Agreement is $145 million, including up to $5.0 million of incentives that may be payable.

Through December 31, 2009, we had made payments to JH Kelly of $59.1 million and had $10.0 million of payables outstanding as of December 31, 2009.

Dynamic Engineering Inc. In October 2007, we entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license, for the process to produce and purify trichlorosilane, or TCS. Under the agreement with Dynamic, or the Dynamic Agreement, Dynamic is obligated to design and engineer a TCS production facility that is capable of producing 20,000 metric tons of TCS for the Project. The TCS production facility is to be integrated by S&W into the overall Project, and will be constructed by JH Kelly. Under the Dynamic Agreement, Dynamic's engineering services are provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that we may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the completed facility, and has agreed to indemnify us for any third-party claims of intellectual property infringement.

Through December 31, 2009, we had made payments to Dynamic of $5.6 million and had $2.8 million of payables outstanding as of December 31, 2009.

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

In January 2009, we received the first shipment of six Siemens-process reactors at the Project, and all of these polysilicon reactors have been assembled and put into place on our production floor. The reactors are the first units to arrive in Pocatello out of a planned total order of 28. The next set of 10 polysilicon reactors and related equipment has been manufactured, and would be shipped to the Project after our payment of an additional 3.2 million Euros or $4.6 million (based on the Euro/U.S. dollar exchange rate, which was $1.43320/Euro as of December 31, 2009). We are in discussions with GEC to purchase additional 12 reactors necessary for our planned annual capacity of 4,000 metric tons of polysilicon.  The cost of these additional reactors is not expected to be greater than 20.9 million Euros, or $30.0 million (based on the Euro/U.S. dollar exchange rate, which was $1.4332/Euro as of December 31, 2009).

Through December 31, 2009, we had paid GEC and MSA an aggregate amount of 15.2 million Euros or $22.3 million and had 2.4 million Euros or $3.5 million of payables outstanding as of December 31, 2009.

Idaho Power Company. We entered into an agreement with Idaho Power Company, or Idaho Power, to complete the construction of the electric substation to provide power for the Project, or the Idaho Power Agreement. We are obligated to pay Idaho Power an aggregate of $16.5 million for the completion of the substation and associated facilities. The Amended Idaho Power Agreement also provides that upon completion of construction, there will be a true-up of actual construction costs, so that either we will be refunded any monies we have paid to Idaho Power over and above the actual costs of construction, or we will pay Idaho Power any additional construction costs beyond the original amount. As of December 31, 2009, the Company incurred a $524,000 true-up of actual construction costs.

Through December 31, 2009, we had paid Idaho Power an aggregate amount of $17.5 million, which includes $917,000 paid to Idaho Power pursuant to a separate engineering services agreement, and had $524,000 of payables outstanding as of December 31, 2009. We do not anticipate any additional cost adjustments, which results in the aggregate cost of $18.0 million to complete the substation and associated transmission facilities, including the engineering services agreement.

We also entered into an Electric Service Agreement with Idaho Power, or the ESA, for the supply of electric power and energy to us for use in the Project, subject to the approval of the Idaho Public Utilities Commission, or the PUC. The term of the ESA is four  and a half years, beginning in June 2009 and expiring in December 2013. During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to us at certain fixed rates, which are subject to change only by action of the PUC. After the initial term of the ESA expires, either we or Idaho Power may terminate the ESA without prejudice. If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to us at the same fixed rates.

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

Through December 31, 2009, we had made payments to AEG of $6.2 million and had $2.2 million of payables outstanding as of December 31, 2009.

Polymet Alloys, Inc. In November 2008, we entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal for use the Project. In May 2009, we entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  The term of the Amended Polymet Agreement is three years, commencing in 2010. Each year during the term of the Amended Polymet Agreement, Polymet has agreed to sell to us, and we have agreed to purchase from Polymet, no less than 65% of our annual silicon metal requirement.  Pricing is to be negotiated for each year of the Amended Polymet Agreement; however, if the parties are unable to agree on pricing for any year, or we have agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom we may seek to purchase silicon metal.  Either party may also terminate the Amended Polymet Agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of December 31, 2009, we had not made any payments to Polymet.

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

Through December 31, 2009, we had paid PVA an aggregate amount of $1.9 million and had $3.9 million of payables outstanding as of December 31, 2009.

BHS Acquisitions, LLC. In November 2008, we entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, for use in the Project. The term of the agreement is eight years beginning on the date on which the first shipment of product is delivered to us. Each year during the term of the agreement, BHS has agreed to sell to us, and we have agreed to purchase from BHS, specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are scheduled to begin within four months after we provide written notice to BHS, and the aggregate net value of the HCl to be purchased by us under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of December 31, 2009, we had not provided notice to BHS to commence shipments, and had not made any payments to BHS.

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

As of December 31, 2009, we had cash and cash equivalents on hand of $3.2 million and current liabilities of $76.8 million. Our cash, $50 million in debt from our financing transaction with Tianwei and $55 million in additional prepayments from our existing customers, will  be used to pay current liabilities and complete construction of the Project to the point where we can commence initial shipments to customers.  Until such time, we intend to delay seeking the additional financing of $71 million which is necessary to complete the construction of the Project.

We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts. In addition, we will still need to seek additional financing to complete the Project. If we are unable to secure additional long-term supply contracts and prepayments, assuming the cost to construct and equip the Project does not exceed $390 million, we are able to amend our contract with Wuxi Suntech Power Co., Ltd. under similar terms, and if all of our other customers make their prepayments when due, the amount we will need to raise could be as much as $71 million.  If we are unable to secure additional long-term supply contracts and prepayments, if for any reason (e.g. contract amendment, termination, breach, etc.) one or more of our polysilicon supply customers do not pay the full amount of the prepayments to which they are presently committed and/or if the actual cost to complete the Project is more than $390 million, the amount we will need to raise could exceed $71 million.  Furthermore, if there is a delay in receiving the additional $50 million in debt from the Tianwei transaction, or we do not receive our anticipated prepayments from our customers, or other unfavorable factors occur, it could raise substantial doubt about our ability to continue as a going concern. The inability to continue as a going concern could result in an orderly wind-down of us or other potential forms of restructuring.

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

We have also provided testing and engineering services to customers pursuant to milestone-based contracts that are not multi-element arrangements. These contracts sometimes provided for periodic invoicing upon completion of contractual milestones. Customer acceptance is usually required prior to invoicing. We recognized revenue for these arrangements under the completed contract method.  Under the completed-contract method, we defer the contract fulfillment costs and any advance payments received from the customer and recognize the costs and revenue in our statement of operations once the contract is complete and the final customer acceptance, if required, has been received.

Revenue from the sale of electricity generated from our PV systems is based on kilowatt usage and is recognized in accordance with our power purchase agreements, or PPAs.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, auction instruments, corporate and government bonds and certificates of deposit. These investments are generally short-term in nature and highly liquid.  As of December 31, 2009, we did not maintain any short-term investments.  Our cash and cash equivalents as of December 31, 2009 were $3.2  million.

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

Risks Associated With Our Business

If there is any further delay in receiving the remaining $30 million of our $50 million loan agreement with Tianwei, or we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements, build our business or continue as a going concern.

As of December 31, 2009, we had cash and cash equivalents on hand of $3.2 million and short term liabilities of $76.8 million. In September 2009, we entered into a definitive agreement providing for a majority investment in us by Tianwei New Energy Holdings Co., Ltd., or Tianwei, and debt financing by Tianwei through China Construction Bank, as agent, for the construction and development of the Project.  In December 2009, the investment transaction was completed and we issued to Tianwei 33,379,287 newly-issued shares of our common stock, representing approximately 60% of our fully-diluted outstanding shares. Tianwei is restricted from transferring directly or indirectly 23,365,501, or 70%, of the newly-issued shares to any third party until the first anniversary of the closing date of the agreement.  We also granted to Tianwei a warrant to purchase an additional 10,000,000 shares of our common stock. The terms of the warrant include: (i) a per share exercise price equal to $2.52; (ii) an exercise period of seven years; and (iii) provision for a cashless, net-issue exercise.

The existing polysilicon supply agreements with Tianwei were amended such that $50 million of an aggregate of $79 million in secured prepayments previously paid by Tianwei to us was converted  into the 33,379,287 newly-issued shares of our common stock.  The amended supply agreements also provide for a reduced price at which Tianwei purchases polysilicon by approximately 11% in each year of the ten year agreement. Tianwei is also obligated to loan us $50 million through China Construction Bank, as agent, payable in two tranches.  In January 2010, we received the first tranche of $20 million and expect to receive the second tranche of $30 million in February 2010.  Pursuant to the loan agreement, we have pledged a security interest in all of our assets to Tianwei. Tianwei has also agreed to use its reasonable best efforts to assist us in obtaining additional financing that may be required by us to construct and operate the Project.

The $50 million in debt, plus $55 million in additional prepayments from our existing customers, will  be used to pay current liabilities and complete construction of the Project to the point where we can commence initial shipments to customers.  Until such time, we intend to delay seeking the additional financing of $71 million which is necessary to complete the construction of the Project. On the basis of these funding sources, we expect to complete our reactor demonstration in the fourth quarter of fiscal 2010 and begin polysilicon production in the first quarter of fiscal 2011.  However, if there is a delay in receiving the second tranche of $30 million in debt from the Tianwei transaction, or other unfavorable factors occur, we may need to curtail Project construction.

We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts.  We also will need to seek additional financing to complete construction of the Project. If we are unable to generate revenue or secure adequate additional financing when needed, we will be forced to further reduce expenditures in order to continue as a going concern. Reduction of expenditures could have a material adverse effect on our business. The amount and timing of our future capital needs depend on many factors, including the timing of our development efforts, opportunities for strategic transactions, and the amount and timing of any revenues we are able to generate. Given our current business strategy, however, we will need to secure additional financing in order to execute our plans and continue our operations. If there is any delay in receiving the second tranche of $30 million in debt from the Tianwei transaction, or if we are unable to raise additional financing to complete the Project, our business will be materially and adversely harmed.

Over the next twelve months, we may have insufficient cash to meet all of our obligations as they come due. We have modified payment terms in purchase orders with more than sixty of our vendors to structure payment plans for amounts past due and to be invoiced in the future. In the event we are unable to meet our obligations under payment plans and other agreements, we will have to ask our vendors to forebear from enforcing one or more of their rights under their respective agreements.  There are no assurances that any of our vendors will agree to forebear or otherwise make any concessions under their respective agreements.  If any of our vendors seek to enforce their rights under these agreements that we are unable to perform, which could include asserting and/or foreclosing on materialmen’s and laborer’s liens on the Project, or taking other legal action, it could materially harm our business, financial condition and results of operations and we may be forced to delay, alter or abandon our planned business operations, which could have a material adverse effect on our ability to continue as a going concern.

There are no assurances that we will be successful in executing any of the foregoing alternatives. If we are unable to raise additional capital and manage our liquidity, there is substantial doubt that we will be able to continue as a going concern through at least December 31, 2010. The inability to continue as a going concern could result in an orderly wind-down of our business or other potential forms of restructuring.

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

We need at least $390 million to construct and equip the Project, and we may be unable to raise this amount of capital on favorable terms or at all.

Our planned entry into the polysilicon market will require us to spend significant sums to support the construction of the Project, to purchase capital equipment, to fund new sales and marketing efforts, to pay for additional operating costs and to significantly increase our headcount. As a result, we expect our costs to increase significantly, which will result in further losses before we can begin to generate significant operating revenue from our Hoku Materials division.

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

We plan on funding the remaining construction costs through customer prepayments and/or through debt or equity financing, including $50 million from our loan agreement and the $50 million equity contribution through our investment with Tianwei. As of December 31, 2009, we had received $123.0 million in customer prepayments under our supply contracts and expect to receive an additional $55.4 million in customer prepayments. As of December 31, 2009, we had also contributed an additional approximately $41 million to the construction cost of the Project.

We have experienced delays in the receipt of customer prepayments from certain of our long-term polysilicon supply customers. If we experience further delays in receipt of these payments, receive reduced payments, or fail to receive any of them entirely, or if there is any delay in receiving the remaining $30 million of our $50 million loan agreement with Tianwei, we could experience delays in our ability to continue the engineering, construction, and procurement of the Project in order to deliver polysilicon in the first quarter of fiscal 2011, or within the time periods specified in our customer supply contracts, which could materially harm our business. Even if we receive these prepayments on time and in the amounts agreed upon, the actual costs to engineer, construct, and procure the Project could exceed our estimates, and we may be unable to raise any additional funding required to pay for any such added costs.  If we are unable to begin producing polysilicon by the first quarter of fiscal 2011 and meet our customer commitments, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

If we are unable to raise capital and manage our liquidity, there is substantial doubt that we will be able to continue as a going concern through at least December 31, 2010. The inability to continue as a going concern could result in an orderly wind-down of our business or other potential forms of restructuring.

The actual cost to construct and equip the Project may be significantly higher than our estimated cost.

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

Any slowdown of construction and procurement at the Project increases the risk that we will not meet certain construction and delivery milestones in our long-term polysilicon supply contracts.

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

Assuming the cost to complete the Project is $390 million, and assuming all of our polysilicon customers honor their commitments to make timely prepayments, we will still need to raise capital through one or more debt or equity offerings to complete construction of the Project.

Assuming that the total actual cost to construct and equip the Project is $390 million, that we are successful in receiving all customer prepayments that are presently committed to us when due, that we are able to amend our contract with Wuxi Suntech Power Co., Ltd. under similar terms and that we receive the remaining $30 million of our $50 million loan agreement with Tianwei, we believe we will need to raise as much as $71 million through a combination of new customer prepayments, debt and/or equity to complete Project construction.  If we are unable to secure additional long-term supply contracts and prepayments, if for any reason (e.g. contract amendment, termination, breach, etc.), or one or more of our polysilicon supply customers do not pay the full amount of the prepayments to which they are presently committed and/or if the actual cost to complete the Project is more than $390 million, the amount we will need to raise could exceed $71 million.  Furthermore, if there is any delay in receiving the remaining $30 million in debt from the Tianwei transaction, or other unfavorable factors occur, it could raise substantial doubt about our ability to continue as a going concern through at least December 31, 2010.

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

We were incorporated in March 2001 and have a limited operating history. We have cumulative net losses since our inception through December 31, 2009. In calendar year 2006, we announced a change in our main business and our intention to form a polysilicon business through our subsidiary, Hoku Materials, and a photovoltaic, or PV, system installation business through our subsidiary Hoku Solar. The polysilicon business includes developing production capabilities for, and the eventual production of polysilicon. The PV systems installation business includes the design, engineering, procurement and installation of turnkey PV systems for residential and commercial customers. Prior to our announcement, our business was solely focused on the stationary and automotive fuel cell markets. We do not expect to generate any material revenue from Hoku Fuel Cells in the foreseeable future, and Hoku Materials does not currently generate any operating revenue.

We have no prior experience in the polysilicon business. In order to be successful, we are devoting substantial management time and energy and significant capital resources to developing this new business, including the construction of the Project. We commenced construction in May 2007, and expect to begin producing polysilicon beginning in the first quarter of fiscal 2011, with full-scale production to begin in the second half of fiscal 2011; however, there are no assurances that this schedule will not need to be further modified. We may need to purchase polysilicon from third parties in order to meet delivery schedules in order to avoid termination of one or more of our customer supply contracts.  In addition, any delays beyond the first quarter of fiscal 2011 could result in the termination of a customer supply contracts, which would require us to refund substantial amounts of cash that have been paid to us as prepayments for future product deliveries. We have encountered, and expect that we will continue to encounter, significant risks relating to our entering into the polysilicon industry and changes in that industry, including potentially significant increases in polysilicon supply and falling polysilicon prices. If we are unable to address these risks and other risks successfully, our business, financial condition and results of operations will be materially and adversely affected.

If any of our Project engineering, construction, or key equipment vendors are late in providing their contract deliverables, we may be unable to complete the construction of the Project to begin commercial shipments in the first quarter of fiscal 2011, or at all, which could materially harm our business.

We have contracts with Stone & Webster, Inc., JH Kelly, LLC, GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., AEG Power Solutions USA Inc., formerly known as Saft Power Systems USA, Inc., PVA Tepla Danmark, Polymet Alloys, Inc., BHS Acquisitions, LLC and our other vendors, contractors and consultants who are providing key services, equipment, and supplies for the engineering, construction and procurement of the Project. If we experience delays in the performance or delivery of the services, equipment, and goods under these respective agreements, we may be unable to commence production of polysilicon in the first quarter of fiscal 2011, to ramp-up production and commence commercial shipments in fiscal 2011, or deliver the volume of polysilicon that is required under our polysilicon supply agreements.

If we are unable to secure adequate quantities of trichlorosilane on favorable terms and at the times needed, our business will be materially harmed.

We have decided to defer approximately $40 million in capital expenditures by delaying construction of our on-site trichlorosilane, or TCS, production facility. TCS is needed to produce polysilicon.  We have received shipments of small volumes of TCS from two suppliers for our production demonstration, and are in discussions with these third-party TCS producers for higher volume TCS supply contracts to enable us to execute on this strategy. There are no assurances, however, that we will be able to secure adequate TCS at the time and in the amounts needed on favorable terms, or at all. If we are unable to secure adequate TCS on favorable terms and at the times needed, we may be unable to meet certain milestones in our customer contracts or to meet our customer supply commitments and our business, financial condition and results of operations will be materially harmed.

We may have difficulty managing changes in our operations, which could harm our business.

To date we have expended significant financial and management resources in connection with our planned entry into the polysilicon market and the development of our PV system installation business. For example, in May 2007, we commenced construction of the Project. Construction of the Project and the operation of the polysilicon manufacturing and PV system installation businesses will involve substantial changes to our operations and place a significant strain on our senior management team and financial and other resources, and will, among other things, require us to significantly increase our international activities; hire and train additional financial, accounting, sales and marketing personnel; and make substantial investment in our engineering, logistics, financial and information systems, including implementing new enterprise-level transaction processing, operational and financial management information systems, procedures and controls.

Any failure by us to manage the expansion of our operations or succeed in these markets or other markets that we may enter in the future, may harm our business, prospects, financial condition and results of operations.

If our supply agreement with Wuxi Suntech Power Co., Ltd. is terminated for any reason, our business will be materially harmed .

In May 2008, we amended our polysilicon supply agreement,  or the Amended Suntech Supply Agreement, with Wuxi Suntech Power Co., Ltd, or Suntech. Under the Amended Suntech Supply Agreement, up to approximately $678 million may be payable to us during the ten-year period, subject to the achievement of certain milestones, the acceptance of product deliveries and other conditions. Pursuant to the Amended Suntech Supply Agreement, we granted to Suntech a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligations under the Amended Suntech Supply Agreement. These security interests are pari-passu with the security interests granted to our other five long-term supply customers. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for Project construction. In July 2009, we entered into an amendment to the Amended Suntech Supply Agreement which became effective in December 2009 when the investment transaction with Tianwei was completed and Tianwei became our majority shareholder.  Under the amendment Suntech agreed to waive the following rights:

•
Its right to enforce our obligation to complete the Test Demonstration (as defined in the Suntech Supply Agreement) by September 30, 2009, or the Demo Final Date.  Suntech’s waiver expired on December 31, 2009, and Suntech may assert that we are in breach of our obligation to complete the Test Demonstration.

•
Its right to enforce our obligation to complete the TCS Demonstration (as defined in the Suntech Supply Agreement) by December 31, 2009, or the TCS Final Date.  Suntech’s waiver will expire on December 31, 2010, with the result that if we have not completed the TCS Demonstration by that date, we will be in breach of our obligation to complete the TCS Demonstration.

•
Its right to enforce our obligation to complete the Shipment Milestone (as defined in the Suntech Supply Agreement) by December 31, 2009, or the Shipment Final Date.  Suntech’s waiver will expire on March 31, 2010, with the result that if we have not completed the Shipment Milestone by that date, we will be in breach of our obligation to complete the Shipment Milestone.

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

As of December 31, 2009, we had not completed the Test Demonstration, and as a result Suntech could assert that we are in breach, and seek to terminate the Amended Suntech Supply Agreement.    If the agreement is terminated our business will be materially harmed.  In addition, we will be required to return the $2 million in prepayments which we have received from Suntech and we will need to secure an additional $32 million in funds in order to finance the construction of the Project. We are in discussions with Suntech to further amend the contract and have not been given any indication that Suntech intends to terminate the contract.  However, if the contract is terminated, securing new funds may delay the anticipated timing of completion of the Project, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Amended Suntech Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the Project, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

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

In November 2009, we entered into a third amendment to the Solarfun Agreement, or Solarfun Amendment No. 3, which became effective in December 2009, when Solarfun paid us $8 million of the $13 million prepayment balance that was past due.  Under Solarfun Amendment No. 3, we agreed that Solarfun could pay us the $13 million that was due in July and October 2009, in increments of $8 million, which was paid in December 2009, $4 million to be paid in March 2010, and $1 million to be paid when we commence the shipment of polysilicon to Solarfun.  The balance of $5 million that was payable in January 2010, is to be paid in equal monthly increments of $1 million during each of the five subsequent months after the month of the first shipment.

Each party may elect to terminate the Solarfun Supply Agreement, Solarfun Amendment No. 2 and Solarfun Amendment No. 3 under certain circumstances, including, but not limited to:

•	the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

•	the insolvency of the other party; or

•	a material breach of the other party.

Solarfun may also terminate the Solarfun Supply Agreement, Solarfun Amendment No. 2 and Solarfun Amendment No. 3 if we fail to deliver a predetermined quantity of polysilicon product by June 30, 2010.  There is a material risk that we will not meet this delivery milestone.  In addition, in the instance of extraordinary events, including events of force majeure and other events outside of our control, which result in our inability to perform under the terms of the Second Amended and Restated Solarfun Supply Agreement, as amended by Solarfun Amendment No. 2 and Solarfun Amendment No. 3, we are afforded only a limited amount of time to cure such conditions. In the event we fail to cure the condition so that we can supply our product to Solarfun or otherwise satisfy our delivery requirements by delivering to Solarfun third-party polysilicon purchased in the open market, Solarfun may terminate the Solarfun Supply Agreement, Solarfun Amendment No. 2 and Solarfun Amendment No. 3.

If the Solarfun Supply Agreement, Solarfun Amendment No. 2 and Solarfun Amendment No. 3 are terminated for any reason, our business will be materially harmed. In addition, if Solarfun Supply Agreement, Solarfun Amendment No. 2 and Solarfun Amendment No. 3  are terminated by Solarfun, we will be required to return any deposits and advance payments received up to the date of the termination, which was $37 million as of December 31, 2009, and we will need to secure new funds in order to finance the construction of the Project. Securing new funds may delay the anticipated timing of completion of the Project, which delay may result in us failing to meet our delivery requirements under our polysilicon supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Solarfun Supply Agreement, Solarfun Amendment No. 2 and Solarfun Amendment No. 3, or at all. If we are unable to secure new funds, we will not be able to complete construction of the Project, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

If our supply agreement with Jiangxi Jinko Solar Co., Ltd. is terminated for any reason, our business will be materially harmed.

In February 2009, we entered into an Amended & Restated Supply Agreement with Jiangxi Jinko Solar Co., Ltd., or the Jinko Supply Agreement. Under the Jinko Supply Agreement, up to approximately $119 million may be payable to us during a ten-year period, subject to product deliveries and other conditions. Pursuant to the Jinko Supply Agreement, we granted to Jinko a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligations under the Jinko Supply Agreement. These security interests are pari-passu with the security interests granted to our other five long-term supply customers. The customer security interests provide that they would be junior to the collateral interest of any lender providing debt financing for Project construction.

In November 2009, we entered into Amendment No. 1 to Amended & Restated Supply Agreement with Jinko, or the Amended Jinko Supply Agreement.  Pursuant to the Amended Jinko Supply Agreement, we agreed with Jinko to eliminate the first year of shipments under the Jinko Agreement, such that our first delivery of polysilicon products to Jinko is now due in December 2010, and the term of the Jinko Supply Agreement has been shortened to nine years, resulting in the total volume of polysilicon to be sold by us to Jinko being reduced to approximately $106 million, subject to product deliveries and other conditions.

Each party may elect to terminate the Amended Jinko Supply Agreement under certain circumstances, including, but not limited to:

   •  the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

   •  the insolvency of the other party; or

   •  a material breach of the other party.

Jinko may also terminate the agreement if we fail to deliver a predetermined quantity of our polysilicon product by December 31, 2010. Although we have the ability to meet this milestone by delivering product that is manufactured by a third party, there is a material risk that we will not meet this delivery milestone. In addition, in the instance of extraordinary events, including events of force majeure and other events outside of our control, which result in our inability to perform under the terms of the Amended Jinko Supply Agreement, we are afforded only a limited amount of time to cure such conditions. In the event we fail to cure the condition so that we can supply our product to Jinko or otherwise satisfy our delivery requirements by delivering to Jinko third-party polysilicon purchased in the open market, Jinko may terminate the Amended Jinko Supply Agreement.

If the Amended Jinko Supply Agreement is terminated for any reason, our business will be materially harmed. In addition, if the Amended Jinko Supply Agreement is terminated by Jinko, we will be required to return any deposits and advance payments received up to the date of the termination, which was $20 million as of December 31, 2009, and we will need to secure new funds in order to finance the construction of the Project. Securing new funds may delay the anticipated timing of completion of the Project, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Amended Jinko Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the Project, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

If either of our supply agreements with Tianwei New Energy (Chengdu) Wafer Co., Ltd. is terminated for any reason, our business will be materially harmed.

In September 2009, we entered into a definitive agreement providing for a majority investment in us by Tianwei, and debt financing by Tianwei through China Construction Bank, as agent, for the construction and development of the Project.  In December 2009, the investment transaction was completed and the existing polysilicon supply agreements with Tianwei were amended such that $50 million of an aggregate of $79 million in secured prepayments previously paid by Tianwei to us was converted  into 33,379,287 newly-issued shares of our common stock.

We entered into Amendment and Restated Supply Agreement No. 1, or Tianwei Amendment No. 1, with Tianwei for the sale and delivery of polysilicon to Tianwei over a ten-year period.  Under Tianwei Amendment No. 1, we converted approximately $28 million of the total $44 million of prepayments previously paid to us by Tianwei into shares of our common stock and reduced the price at which Tianwei purchases polysilicon by approximately 11% per year.  The amount of polysilicon to be delivered remains unchanged and Tianwei is still required to pay us an additional $1 million in prepayments; however, the total revenue for the polysilicon to be sold by us to Tianwei has been modified such that up to approximately $232 million may be payable to us during the ten-year term (exclusive of amounts Tianwei may purchase pursuant to its right of first refusal), subject to acceptance of product deliveries and other conditions.

We also entered into Amendment and Restated Supply Agreement No. 2, or Tianwei Amendment No. 2, with Tianwei, for the sale and delivery of polysilicon to Tianwei over a ten-year period.  Under Tianwei Amendment No. 2, we converted approximately $22 million of the total $35 million of prepayments previously paid to us by Tianwei into shares of our common stock and reduced the price at which Tianwei purchases polysilicon by approximately 11% per year.  The amount of polysilicon to be delivered remains unchanged and Tianwei is still required to pay us an additional $1 million in prepayments; however, the total revenue for the polysilicon to be sold by us to Tianwei has been modified such that up to approximately $186 million may be payable to us during the ten-year term (exclusive of amounts Tianwei may purchase pursuant to its right of first refusal), subject to acceptance of product deliveries and other conditions.

Each party may elect to terminate either Tianwei Amendment No. 1 or Tianwei Amendment No. 2, or the Tianwei Supply Agreements, under certain circumstances, including, but not limited to:

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

If either or both of the Tianwei Supply Agreements are terminated for any reason, our business will be materially harmed. In addition, if Tianwei Amendment No. 1 is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $16 million as of December 31, 2009.  If Tianwei Amendment No. 2 is terminated, we will be required to return any deposits and advance payments received up to the date of the termination, which is $13 million as of December 31, 2009. In the event of the termination of either of the Tianwei Supply Agreements, we will need to secure new funds in order to finance the construction of the Project. Securing new funds may delay the anticipated timing of completion of the Project, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the Tianwei Supply Agreements, or at all. If we are unable to secure new funds, we will not be able to complete construction of the Project, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

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

We have granted Solargiga, an extension of time, or the Extension, to make an aggregate of $13.2 million in prepayments that were payable in installments between June and December 2009.  Pursuant to the Extension, the date on which the $13.2 million is due has been extended to the earlier of February 26, 2010, or the date on which we and Solargiga enter into a definitive amendment to the Agreement pursuant to which the schedule and conditions for Solargiga’s prepayments could be adjusted.

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

If the Amended Solargiga Supply Agreement is terminated for any reason, our business will be materially harmed.  In addition, if the Amended Solargiga Supply Agreement is terminated by Solargiga as a result of our failure to deliver polysilicon in the amounts and by the dates required in the Amended Solargiga Supply Agreement, we are required to refund to Solargiga all of the prepayments made as of the date of such termination, which was $7 million as of December 31, 2009, less any part of thereof that has been applied to the purchase price of polysilicon delivered under the Amended Solargiga Supply Agreement. Moreover, we will need to secure new funds in order to finance the construction of the Project. Securing new funds may delay the anticipated timing of completion of the Project, which delay may result in us failing to meet our delivery requirements under our other supply agreements.  We may not be able to secure new funds on terms as favorable to us as those under the Amended Solargiga Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the Project, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

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

In December 2009, we entered into Amendment No. 1 to Supply Agreement with Alex, or the Amended Alex Supply Agreement.  Pursuant to the Amended Alex Supply Agreement, we agreed with Alex to shift the date of first delivery of polysilicon, such that our first delivery of polysilicon products to Alex is now due in September 2010.

Each party may elect to terminate the Alex Supply Agreement under certain circumstances, including, but not limited to:

   •  the bankruptcy, assignment for the benefit of creditors or liquidation of the other party; or

   •  the insolvency of the other party; or

   •  a material breach of the other party.

Alex may also terminate the agreement if we fail to deliver a predetermined quantity of our polysilicon product by December 31, 2010. Although we have the ability to meet this milestone by delivering product that is manufactured by a third party, there is a material risk that we will not meet this delivery milestone. In addition, in the instance of extraordinary events, including events of force majeure and other events outside of our control, which result in our inability to perform under the terms of the Amended Alex Supply Agreement, we are afforded only a limited amount of time to cure such conditions. In the event we fail to cure the condition so that we can supply our product to Alex or otherwise satisfy our delivery requirements by delivering to Alex third-party polysilicon purchased in the open market, Alex may terminate the Amended Alex Supply Agreement.

If the Amended Alex Supply Agreement is terminated for any reason, our business may be materially and adversely affected.  In addition, if the Amended Alex Supply Agreement is terminated by Alex as a result of our failure to deliver polysilicon in the amounts and by the dates required in the Amended Alex Supply Agreement, we are required to refund to Alex all of the prepayments made as of the date of termination, which was $20 million as of December 31, 2009, less any part thereof that has been applied to the purchase price of polysilicon delivered under the Alex Supply Agreement. Moreover, we will need to secure new funds in order to finance the construction of the Project. Securing new funds may delay the anticipated timing of completion of the Project, which delay may result in us failing to meet our delivery requirements under our other supply agreements.  We may not be able to secure new funds on terms as favorable to us as those under the Amended Alex Supply Agreement or at all. If we are unable to secure new funds, we will not be able to complete construction of the Project, our business will be materially and adversely affected and we may be forced to delay, alter or abandon our planned business operations.

Fluctuations in industrial production capacity for polysilicon could harm our business.

Certain polysilicon producers have invested heavily in the expansion of their production capacities in view of the recent scarcity of solar-grade polysilicon. We currently expect significant additional capacity to come on-line in fiscal 2010, near in time to when the Project is scheduled become fully operational. In addition, if an excess supply of electronic-grade polysilicon were to develop, producers of electronic-grade silicon could switch production to solar-grade polysilicon, causing the price of solar-grade polysilicon to decline more rapidly than we currently anticipate. The electronic-grade polysilicon market historically has experienced significant cyclicality; for example, that market experienced significant excess supply from 1998 through 2003. Moreover, the forecasted increases in polysilicon supply could also be exacerbated if the demand for polysilicon decreases significantly as a result of the introduction of new technologies that materially reduce or eliminate the need for polysilicon in producing effective PV systems.

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

•
our ability to predict and adapt to changing market conditions, including the price of inputs and the spot price for polysilicon sold in themarket by us or purchased by us from third-parties to settle customer commitments; and

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

Additionally, other technologies for the production of polysilicon are increasing in prevalence in the industry. Technologies which compete with the Siemens reactor process, including fluidized bed reactor process, may enable the manufacture of polysilicon more quickly or at lower cost than does the Siemens reactor process. To the extent that our competitors adopt other technologies that enable them to compete more effectively, our operating margins and price-competitiveness may be impacted. In the event that we are unable to re-design the Project around these more efficient processes on manageable timetables and at reasonable cost, our business could be adversely affected.

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

Our future operating results and cash flows will depend on many factors that will impact our polysilicon business run by Hoku Materials and, our PV system installation business run by Hoku Solar, including the following:

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

The production of polysilicon will involve the use of materials that are hazardous to human health and the environment, the storage, handling and disposal of which will be subject to government regulation. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may increase our manufacturing costs and may require us to halt or suspend our operations until we regain compliance. If we have an accident at the Project involving a spill or release of these substances, we may be subject to civil and/or criminal penalties, including financial penalties and damages, and possibly injunctions preventing us from continuing our operations. Any liability for penalties or damages, and any injunction resulting from damages to the environment or public health and safety, could harm our business. In addition under various Federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances. We do not have any insurance for liabilities arising from the use and handling of hazardous materials.

Our polysilicon manufacturing business will involve many operating risks that can cause substantial losses.

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

If government incentives to locate the Project in the City of Pocatello, Idaho are not realized then the costs of establishing the Project may be higher than we currently estimate.

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

In May 2007, the City of Pocatello approved an ordinance that authorized certain tax incentives related to the infrastructure necessary for the completion and operation of the Project. In May 2009, we entered into an Economic Development Agreement, or the PDA Agreement, with the Pocatello Development Authority, or the PDA, pursuant to which the PDA agreed to reimburse to us amounts we actually incur in making certain infrastructure improvements consistent with the North Portneuf Urban Renewal Area and Revenue Allocation District Improvement Plan and the Idaho Urban Renewal Law, or the Infrastructure Reimbursement, and an additional amount as reimbursement for and based on the number of full time employee equivalents we  create and maintain, or the Employment Reimbursement, at the Project.  The parties agreed that (a) the Infrastructure Reimbursement will be an amount that is equal to 95% of the tax increment payments the PDA actually collects on the North Portneuf Tax Increment Financing District with respect to our real property and improvements located in such district, or the TIF Revenue, up to approximately $26 million, less the actual Road Costs, and (b) the Employment Reimbursement will be an amount that is equal to 50% of the TIF Revenue, up to approximately $17 million. However, there are no assurances that all or any part of the amount authorized will be paid to us, and we could ultimately receive significantly less or nothing at all, and we may not realize the benefits of these other offered incentives including workforce training funds and utility capacities. The tax incentives expire on December 31, 2030. If there are changes to the ordinance, which affects the amount of the incentives, or for other reasons, some of which may be beyond our control, we are unable to realize all or any part of these incentives, the operating costs of the Project may be higher than we currently estimate.

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

Our stock price is volatile and between April 1, 2009 and December 31, 2009, our stock had low and high sales prices in the range of $1.67 to $4.64 per share. During fiscal 2010, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Tianwei has a controlling interest in us and, as long as Tianwei controls us, other stockholders’ ability to influence matters requiring stockholder approval will be limited.

Tianwei owns 33,379,287 shares of our common stock, and holds a warrant to purchase an additional 10 million shares of our common stock, together representing approximately 66% of our total outstanding shares of common stock.  Tianwei has the right to nominate four out of seven of our directors until the earlier of (i) Tianwei (together with its affiliates) ceasing to be our largest individual stockholder or (i) Tianwei (together with its affiliates) owning less than 25% of the outstanding shares of our common stock.

In addition, as a majority stockholder Tianwei has the ability to control the outcome of all matters that would be determined by a vote of our stockholders, including:

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

Tianwei’s voting control may discourage transactions involving a change of control of us, including transactions in which the holders of our common stock might otherwise receive a premium on December 22, 2009 for their shares over the then current market price. Until one year from the close of the Tianwei investment transaction, Tianwei will be prohibited from selling or transferring, directly or indirectly, 70% of its shares of common stock.  Thereafter, Tianwei will not be prohibited from selling a controlling interest in us to a third party and may do so without stockholder approval and without providing for a purchase of other stockholders’ shares of common stock. Accordingly, our shares of common stock may be worth less than they would be if Tianwei did not maintain voting control over us.

Through control of our board of directors, Tianwei may cause our board to act in Tianwei’s best interests which may diverge from the best interests of other stockholders and make it difficult for us to recruit quality independent directors.

Tianwei has the right to nominate four out of seven board of directors and may at any time replace four out of seven of our directors. As a result, unless and until the earlier of (i) Tianwei (together with its affiliates) ceasing to be our largest individual stockholder or (i) Tianwei (together with its affiliates) owning less than 25% of the outstanding shares of our common stock, Tianwei can effectively control and direct our board of directors, which means that to the extent that our interests and the interests of Tianwei diverge, Tianwei can cause us to act in Tianwei’s best interest to the detriment of the value of our common stock. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors may decline.

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
4.4
Warrant for the Purchase of Shares of Common Stock of Hoku Scientific, Inc., dated December 22, 2009, issued to Tianwei New Energy Holdings Co., Ltd. (incorporated by reference to Exhibit 4.4 to our current report on Form 8-K, as amended, filed December 31, 2009)

4.5
Investor Rights Agreement, dated as of December 22, 2009, between Tianwei New Energy Holdings Co., Ltd. and Hoku Scientific, Inc. (incorporated by reference to Exhibit 4.5 to our current report on Form 8-K, as amended, filed December 31, 2009)

4.6
Form of Lock-Up Agreement, dated December 22, 2009, between Tianwei New Energy Holdings Co., Ltd. and certain officers and directors of Hoku Scientific, Inc. (incorporated by reference to Exhibit 4.6 to our current report on Form 8-K, as amended, filed December 31, 2009)

10.110†
Amended and Restated Supply Agreement No. 1, dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc. (incorporated by reference to Exhibit 10.110 to our current report on Form 8-K, as amended, filed December 31, 2009)

10.111†
Amended and Restated Supply Agreement No. 2, dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc. (incorporated by reference to Exhibit 10.111 to our current report on Form 8-K, as amended, filed December 31, 2009)

10.112
Form of Security Agreement (relating to Amended and Restated Supply Agreements No. 1 and No. 2), dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc. (incorporated by reference to Exhibit 10.112 to our current report on Form 8-K, as amended, filed December 31, 2009)

10.113
Loan Implementation Agreement, dated December 22, 2009, among Hoku Scientific, Inc., Hoku Materials, Inc. and Tianwei New Energy Holdings Co. Ltd. (incorporated by reference to Exhibit 10.113 to our current report on Form 8-K, as amended, filed December 31, 2009)

10.114
Financing Backstop Agreement, dated December 22, 2009, between Tianwei New Energy Holdings, Co., Ltd. and Hoku Scientific, Inc. (incorporated by reference to Exhibit 10.114 to our current report on Form 8-K, as amended, filed December 31, 2009)

10.115†	Amendment No. 1 to Amended and Restated Supply Agreement, dated as of November 25, 2009, between Jinko Solar Co., Ltd. and Hoku Materials, Inc.
10.116†	Amendment No. 3 to Second Amended and Restated Supply Agreement, dated as of November 15, 2009, between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.
10.117†	Amendment No. 1 to Supply Agreement, dated as of December 30, 2009, between Shanghai Alex New Energy Co., Ltd. and Hoku Materials, Inc.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1#	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

32.2#	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on  February 5, 2010.

HOKU SCIENTIFIC, INC.

/s/ Darryl s. Nakamoto
Darryl S. Nakamoto
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit Number	Description of Document
4.4
Warrant for the Purchase of Shares of Common Stock of Hoku Scientific, Inc., dated December 22, 2009, issued to Tianwei New Energy Holdings Co., Ltd. (incorporated by reference to Exhibit 4.4 to our current report on Form 8-K, as amended, filed December 31, 2009)

4.5
Investor Rights Agreement, dated as of December 22, 2009, between Tianwei New Energy Holdings Co., Ltd. and Hoku Scientific, Inc. (incorporated by reference to Exhibit 4.5 to our current report on Form 8-K, as amended, filed December 31, 2009)

4.6
Form of Lock-Up Agreement, dated December 22, 2009, between Tianwei New Energy Holdings Co., Ltd. and certain officers and directors of Hoku Scientific, Inc. (incorporated by reference to Exhibit 4.6 to our current report on Form 8-K, as amended, filed December 31, 2009)

10.110†
Amended and Restated Supply Agreement No. 1, dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc. (incorporated by reference to Exhibit 10.110 to our current report on Form 8-K, as amended, filed December 31, 2009)

10.111†
Amended and Restated Supply Agreement No. 2, dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc. (incorporated by reference to Exhibit 10.111 to our current report on Form 8-K, as amended, filed December 31, 2009)

10.112
Form of Security Agreement (relating to Amended and Restated Supply Agreements No. 1 and No. 2), dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc. (incorporated by reference to Exhibit 10.112 to our current report on Form 8-K, as amended, filed December 31, 2009)

10.113
Loan Implementation Agreement, dated December 22, 2009, among Hoku Scientific, Inc., Hoku Materials, Inc. and Tianwei New Energy Holdings Co. Ltd. (incorporated by reference to Exhibit 10.113 to our current report on Form 8-K, as amended, filed December 31, 2009)

10.114
Financing Backstop Agreement, dated December 22, 2009, between Tianwei New Energy Holdings, Co., Ltd. and Hoku Scientific, Inc. (incorporated by reference to Exhibit 10.114 to our current report on Form 8-K, as amended, filed December 31, 2009)

10.115†	Amendment No. 1 to Amended and Restated Supply Agreement, dated as of November 25, 2009, between Jinko Solar Co., Ltd. and Hoku Materials, Inc.
10.116†	Amendment No. 3 to Second Amended and Restated Supply Agreement, dated as of November 15, 2009, between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.
10.117†	Amendment No. 1 to Supply Agreement, dated as of December 30, 2009, between Shanghai Alex New Energy Co., Ltd. and Hoku Materials, Inc.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1#	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2#	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

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