Form 10-Q/A
period 2009-12-31
Hoku Corp
filed 2010-06-15
CIK 1178336

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

HOKU CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware	99-0351487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1288 Ala Moana Blvd., Ste. 220
Honolulu, Hawaii 96814
(Address of principal executive offices, including zip code)

(808) 682-7800
(Registrant’s telephone number, including area code)

Hoku Scientific, Inc.
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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

Common Stock, par value $0.001 per share, outstanding as of June 11, 2010: 55,090,188

EXPLANATORY NOTE

Hoku Corporation (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (the “Report”) for the sole purpose of including a revised, redacted version of Exhibit 10.116 (Amendment No. 3 to Second Amended and Restated Supply Agreement, dated as of November 15, 2009, between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.) based on comments received from the Securities and Exchange Commission (“SEC”) on the Company’s previously submitted confidential treatment request relating to certain exhibits filed by the Company, including Exhibit 10.116.  Except for the foregoing, this Amendment No. 1 does not amend the Report in any way and does not modify or update any disclosures contained in the Report, which continues to speak as of the original date of the Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Report and the Company’s other filings made with the SEC subsequent to the Report.

Item 6.	EXHIBITS

Exhibit Number	Description of Document
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

10.115*†	Amendment No. 1 to Amended and Restated Supply Agreement, dated as of November 25, 2009, between Jinko Solar Co., Ltd. and Hoku Materials, Inc.
10.116†	Amendment No. 3 to Second Amended and Restated Supply Agreement, dated as of November 15, 2009, between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.
10.117*†	Amendment No. 1 to Supply Agreement, dated as of December 30, 2009, between Shanghai Alex New Energy Co., Ltd. and Hoku Materials, Inc.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*#	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2*#	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on  June 15, 2010.

HOKU CORPORATION

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

10.115*†	Amendment No. 1 to Amended and Restated Supply Agreement, dated as of November 25, 2009, between Jinko Solar Co., Ltd. and Hoku Materials, Inc.
10.116†	Amendment No. 3 to Second Amended and Restated Supply Agreement, dated as of November 15, 2009, between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.
10.117*†	Amendment No. 1 to Supply Agreement, dated as of December 30, 2009, between Shanghai Alex New Energy Co., Ltd. and Hoku Materials, Inc.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.
32.1*#	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.
32.2*#	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	Previously filed with our Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

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

4