Form 10-K
period 2010-03-31
Hoku Corp
filed 2010-07-14
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act). Yes   ☐      No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2009 was approximately $44.0 million (based on the closing sales price of the registrant’s common stock on September 30, 2009). Aggregate market value excludes an aggregate of 4,158,202 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of April 30, 2010, 55,090,190 shares of the Registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

Forward-Looking Statements

In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,”  “should,” “will,” “would” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in this Annual Report on Form 10-K in greater detail in Part I, Item IA. “Risk Factors.” Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date hereof. We hereby qualify all of our forward-looking statements by these cautionary statements. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K.

Our fiscal year ends on March 31. We designate our fiscal year by the year in which that fiscal year ends; e.g., fiscal 2010 refers to our fiscal year ended March 31, 2010.

Overview

Hoku Corporation is a diversified clean energy technologies company with three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells. We were incorporated in Hawaii in March 2001, as Pacific Energy Group, Inc. and changed our name to Hoku Scientific, Inc. in July 2001.  In December 2004, we were reincorporated in Delaware.  In March 2010, we changed our name from Hoku Scientific, Inc. to Hoku Corporation. During fiscal 2010, we had limited activity in our fuel cell business, as such, during fiscal 2011, we plan to further assess our opportunities to grow this business or whether it may be appropriate to discontinue operations in Hoku Fuel Cells.

Hoku Materials

Hoku Materials was incorporated to manufacture polysilicon, a key material used in photovoltaic, or PV, modules. In May 2007, we commenced construction of our planned polysilicon manufacturing facility in Pocatello, Idaho, which would be capable of producing 4,000 metric tons of polysilicon per year, or the Polysilicon Plant. At this level of capacity, the estimated construction cost for our Polysilicon Plant is $390.0 to $410.0 million.

Contingent on securing additional financing, we expect our first commercial shipment to occur in the third quarter of calendar year 2010.  We intend to ramp-up production throughout the second half of calendar year 2010 and into calendar year 2011, when we expect to reach full production capability.  We expect this schedule will allow us to meet all delivery obligations to our current customers.

Hoku Materials incurred an operating loss of $4.1 million and $2.6 million in fiscal 2010 and 2009, respectively, which is primarily comprised of costs related to our initial polysilicon production, payroll, including stock compensation, professional fees and travel expenses. In addition, as of March 31, 2010, Hoku Materials has capitalized $282.6 million related to construction costs for the Polysilicon Plant and had received $127.0 million in customer deposits as prepayments on long-term polysilicon supply agreements, which excludes $50.0 million in equity contributions through our financing arrangement with Tianwei New Energy Holdings Co., Ltd., or Tianwei.  More information regarding the Tianwei financing arrangement is provided below.

Hoku Solar

Our goal is to be a leading provider in PV system installations. We plan to continue to focus on designing, engineering and installing turnkey PV systems and related services in Hawaii using solar modules purchased from third-party suppliers.

Hoku Solar incurred an operating loss of $1.9 million and $639,000 for fiscal 2010 and 2009, respectively, which mainly consisted of payroll, including stock compensation, and professional fees.

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

We have selectively pursued patent applications in order to protect our technology, inventions and improvements related to our fuel cell products; however, during fiscal 2010, we had limited activity in our fuel cell business, and as such, during fiscal 2011, we plan to further assess our opportunities to grow this business or whether it may be appropriate to discontinue operations in Hoku Fuel Cells.

As of March 31, 2010, Hoku Fuel Cells had insignificant activity primarily associated with prosecuting patent applications to protect our technology, inventions and improvements related to our fuel cell products.

Our Solar Businesses

Solar Industry Overview

Photovoltaic Systems

Photovoltaic, or PV, systems convert sunlight directly into electricity. These systems are used for “on-grid” and “off-grid” residential, commercial and industrial applications, and for a variety of consumer applications. “On-grid” markets refer to applications where solar power is used to supplement a customer’s electricity purchased from the utility network, whereas “off-grid” markets include those applications where access to utility networks is not economical or physically feasible, including road signs, highway call boxes and communications support along remote pipelines and telecommunications equipment, as well as rural residential applications. Consumer applications include garden lights, other outdoor lighting and handheld devices such as calculators.

A PV system consists of one or more PV modules electrically connected in series, and typically includes a power inverter to convert the direct current, or DC, electricity produced by the modules into alternative alternating current, or AC, electricity that is required for most applications. For “on-grid” applications, an interconnection to the utility grid is required, and in “off-grid” applications, a battery may be required to provide power at night, and at other times when the sunlight is not sufficiently providing enough solar radiation for the PV system to generate sufficient electricity to power the electrical load. The key components of PV modules are PV cells, which are in turn made from silicon wafers. Silicon wafers are made from silicon ingots, which are in turn made from raw polysilicon. The following is a brief overview of these products and technologies.

Polysilicon

Polysilicon is an essential raw material in the production of PV cells. Polysilicon is created by altering quartz or sand to produce solar-grade polysilicon or electronic-grade. The key difference between solar-grade and electronic-grade polysilicon is the purity requirement. The purity requirement for solar-grade polysilicon is typically 99.9999%-99.999999% pure, while electronic-grade polysilicon tends to be at least 99.9999999% pure. The majority of polysilicon production begins with quartz or sand, which is refined into metallurgical-grade silicon, or MG-Si. MG-Si is then purified by various chemical processes into highly pure process chemicals, including silane and trichlorosilane (TCS). There are two main technologies for producing polysilicon from silane and TCS: the Siemens reactor method and the fluidized bed reactor, or FBR method. In the Siemens reactor process, the silane or TCS gas is introduced into a thermal decomposition furnace (reactor) with high temperature polysilicon rods inside a jacketed bell jar. The silicon contained in the gas will deposit on the heated rods, which gradually grow until the desired diameter has been reached. The end product is in the form of rods or chunks of polysilicon. The technology in the Siemens reactor was developed in the late 1950’s, is widely implemented, accounting for a majority of the polysilicon production today, and currently produces a higher purity of material. In the FBR process, silane or TCS gas is introduced into a tube-like reactor in which small polysilicon granules are suspended in the gas stream, referred to as the fluidized bed. The silicon contained in the gas deposits on the surface of the hot granules in the bed until the desired diameter has been reached.

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

PV Cells

PV cells are made from silicon wafers. The wafer undergoes a process to combine positive and negative layers on the wafer, attach electrodes, and coat with anti-reflective materials. The performance of a PV cell is measured by its solar radiation conversion efficiency. The solar radiation conversion efficiency is a measure of the net percentage of energy from solar radiation that the PV cell converts into electricity. PV cells made from multicrystalline wafers may have efficiencies in the range of 13-18%, whereas PV cells made from monocrystalline wafers typically have higher efficiencies, sometimes up to 20%, but are more expensive to produce.

PV Modules

PV modules are commonly known as solar panels. A PV module is made by electrically wiring together PV cells in series to increase the total voltage output. The connected cells are laminated in a glass or plastic covering and then framed. The wires connecting the PV cells terminate in a junction box to allow multiple PV modules to be electrically connected in a series to further increase the voltage and power output.

Hoku Materials

Business Strategy and Planned Polysilicon Product

Our goal is to be a leading provider of solar-grade polysilicon. Contingent on financing, we plan to commence commercial production runs in the third quarter of calendar year 2010 and ramp-up to our full 4,000 metric tons per annum capacity by the end of fiscal 2011.

Financing Update

In December 2009, we completed a financing transaction with Tianwei in which we issued to Tianwei 33,379,287 shares of our common stock, representing 60% of our fully-diluted outstanding shares. Tianwei is restricted from transferring directly or indirectly 23,365,501, or 70%, of the shares to any third-party until the first anniversary of the closing date of the agreement.  We also granted to Tianwei a warrant to purchase an additional 10 million shares of our common stock. The terms of the warrant include: (i) a per share exercise price equal to $2.52; (ii) an exercise period of seven years; and (iii) provision for a cashless, net-issue exercise.

In exchange for the issuance of 33,379,287 shares of our common stock, the existing polysilicon supply agreements with Tianwei were amended to reduce the aggregate secured prepayment amount by $50.0 million out of an aggregate of $79.0 million.  The amended supply agreements also provide for a reduced price at which Tianwei purchases polysilicon by approximately 11% in each year of the ten year agreement. Tianwei also agreed to loan us $50.0 million.  In January and March 2010, we received the $20.0 million and $30.0 million, respectively, in loan proceeds.  Pursuant to the loan agreement, we have pledged a security interest in all of our assets to Tianwei.

In May 2010, we entered into a $20.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd, or China Merchants Bank.  We borrowed the entire $20.0 million in May 2010 and the principal amount of the loan and any unpaid interest must be paid in full two years after the effective date of the credit agreement.  We may prepay the loan at any time without penalty.  Funds provided pursuant to the credit agreement are for general corporate purposes, including capital expenditures related to the Polysilicon Plant.  The loan under the credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if we elect, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  We are also assessed a facility fee of ½ percent of the total loan amount, or $100,000 per annum.  Interest is payable quarterly, and the $20.0 million in loan proceeds is due in May 2012 with no penalty for earlier prepayment of principal.

In June 2010, we entered into a $28.3 million credit agreement with the New York branch of China Construction Bank Corporation, or China Construction Bank. The agreement provides for a loan in an aggregate principal amount not to exceed $28.3 million, which must be borrowed within 90 days of our satisfying certain customary closing conditions.  These closing conditions have subsequently been satisfied.  The principal amount of the loan and any unpaid interest thereon must be paid in full by June 2012.  We may prepay the loan, in whole or in part, at any time without penalty.  Funds provided pursuant to the credit agreement are for the purpose of completing the development and construction of the Polysilicon Plant. The loan under the credit agreement is secured by a standby letter of credit drawn by Tianwei and issued by the Sichuan branch of China Construction Bank in favor of the New York branch of China Construction Bank.  The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 1.875% or, if we elect, and if the bank agrees, any portion of the loan that is not less than $1,000,000 may bear interest at an annual rate equal to the highest “Prime Rate” as published in the “Money Rates” column of the Eastern Edition of the Wall Street Journal from time to time.  We will pay a facility fee of $70,750 and a commitment fee, which will be determined by multiplying the average daily balance of the un-utilized portion of the maximum loan amount during the 90 day available period by 1.875% per annum.  In connection with the credit agreements with the New York branch of China Merchants Bank and the New York branch of the China Construction Bank, we agreed to reimburse Tianwei for interest, fees and expenses incurred pursuant to, or in connection with negotiating or performing, the stand-by letter of credits Tianwei drawn to secure our obligations, which amounts are unknown at this time.

As of June 30, 2010, we have funded approximately $285.0 million of our Polysilicon Plant. After considering our recently secured credit line for $28.3 million and $14.8 million in expected prepayments, we still need to raise an additional $55-65 million to complete the construction of our Polysilicon Plant based upon our current estimate of $390.0 million to complete construction.    We plan on raising this money through one or more subsequent debt and/or equity offerings and possibly prepayments from new customer contracts.  Tianwei has also agreed to use its reasonable best efforts to assist us in obtaining additional financing that may be required by us to construct and operate our Polysilicon Plant.

Current Customers

As of March 31, 2010, we have agreements with six leading solar companies for periods ranging from three to eleven years for the sale of up to approximately $1.7 billion of polysilicon, subject to meeting certain milestones and other conditions. Once our planned facility, which has been designed to produce up to 4,000 metric tons of polysilicon per year, is operating at full capacity, we expect that we will be able to meet the annual delivery requirements of our polysilicon sales contracts. In addition, through fiscal 2020, we project to have anywhere between approximately 500 to 1,500 metric tons of unallocated annual polysilicon production capacity from our planned production output of 4,000 metric tons per year.  This unallocated polysilicon may be sold under one or more new long-term contracts, reserved for strategic purposes, or sold on the spot market.

Wuxi Suntech Power Co. Ltd.  In June 2007, we entered into a fixed price, fixed volume supply agreement with Wuxi Suntech Power Co., Ltd., or Suntech, for the sale and delivery of polysilicon.  Under the agreement, the total amount that would be payable to us is approximately $678.0 million during a ten-year period, subject to product delivery and other conditions.  In May 2008, we amended the agreement pursuant to which Suntech paid us $2.0 million as a prepayment for future deliveries and was obligated to pay an additional $45.0 million.  In July 2009, we amended the existing agreements between Suntech and us, which became effective in December 2009 when the financing transaction with Tianwei was completed.  Under the amendment Suntech agreed to waive certain rights.  In exchange for the Suntech waivers, we agreed to waive our right to payment of the TCS demonstration installment and, as a result, Suntech is no longer required to make $15.0 million in additional prepayments.  In addition, we authorized Suntech to replace its $45.0 million stand-by letter of credit with a $30.0 million stand-by letter of credit issued by a bank in China.

In June 2010, we amended the supply agreement to, among other things,  extend the first delivery of polysilicon products to Suntech to June 2011.  In exchange, Suntech no longer is required to make prepayments of $30.0 million for future deliveries and will cancel the previously issued $30.0 million stand-by letter of credit.  The term of the agreement was shortened to one year, measured from the first shipment of a specified quantity of polysilicon, and pricing was fixed for the term of the agreement.  We will retain the $2.0 million in prepayments that Suntech has already paid, which will be credited against shipments of polysilicon.  The agreement will automatically renew with the same terms unless either party terminates.  If we fail to commence shipments by June 2011, then Suntech may terminate the supply agreement.

Upon Suntech’s termination of the agreement under certain circumstances, we are required to refund to Suntech all prepayments made as of the date of termination, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon a termination of the agreement for cause by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Pursuant to the agreement, we granted to Suntech a security interest in all of our tangible and intangible assets related to our polysilicon business, as further discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  This security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the Polysilicon Plant.

Solarfun Power Hong Kong Limited. In November 2007, we entered into a fixed price, fixed volume supply agreement with Solarfun Power Hong Kong Limited, or Solarfun, a subsidiary of Solarfun Power Holdings Co., Ltd., for the sale of polysilicon.  In March 2010, we entered into an amendment to the agreement pursuant to which Solarfun paid us $4.0 million of the $10.0 million prepayment balance.   We agreed that Solarfun could pay us the remaining deposit of $6.0 million, as follows: the first $1.5 million to be paid to us on the date of the first shipment from our Polysilicon Plant; another $1.5 million to be paid one month after the date of the first shipment; and the remaining $3.0 million to be paid to us three months after the date of the first shipment. As of April 2010, Solarfun has paid to us $49.0 million as a prepayment for future polysilicon product deliveries, and it is obligated to pay us an additional $6.0 million in prepayments.

Further, under the amendment, we are to use commercially reasonable efforts to make our first shipment to Solarfun by July 2010, and to provide a purchase price adjustment if after September 2010, we do not supply any product within a certain number of days after the scheduled delivery date.  Provided that the first delivery occurs by December 2010, the term of the agreement will remain in force for eleven years, instead of ten years as originally contemplated under the agreement.  The amendment also provides for a reduction in price during the first two years of the agreement, to be offset by the extension of the agreement’s term, such that our aggregate revenues of up to $383.4 million from the sale of polysilicon to Solarfun will effectively remain unchanged.  The price adjustment for the second year is contingent on Solarfun’s timely payment of the remaining deposits to us.  After the first two years, the price will increase and then gradually decrease over the rest of the term.  Solarfun retains the right to terminate the agreement, if we have not commenced shipments by December 2010.

Upon Solarfun’s termination of the agreement under certain circumstances, we are required to refund to Solarfun all prepayments made as of the date of termination, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon a termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Pursuant to the Second Solarfun Supply Agreement, as amended, we granted to Solarfun a security interest in all of our tangible and intangible assets related to our polysilicon business, as further discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  This security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the Polysilicon Plant.

Jinko Solar Co., Ltd. In July 2008, we entered into a fixed price, fixed volume supply agreement with Jinko Solar Co., Ltd., formerly known as Jiangxi Jinko Solar Co., Ltd., or Jinko, for the sale and delivery of polysilicon.  In November 2009, we amended the supply agreement under which Jinko could pay us up to approximately $106.0 million during a nine-year period, subject to product deliveries and other conditions.  The average price for polysilicon paid by Jinko will decrease gradually over the term of the agreement.  Pursuant to the amendment, our first delivery of polysilicon products to Jinko is due in December 2010.  As of April 2010, Jinko has paid us a total cash deposit of $20.0 million as prepayment for future product deliveries.

Upon Jinko’s termination of the agreement, we may be required to refund to Jinko all prepayments made as of the date of termination, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon a termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Pursuant to the agreement, we have granted to Jinko a security interest in all of our tangible and intangible assets related to our polysilicon business, as further discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  This security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the Polysilicon Plant.

Tianwei New Energy (Chengdu) Wafer Co., Ltd. In August 2008, we entered into a fixed price, fixed volume supply agreement with Tianwei New Energy (Chengdu) Wafer Co., Ltd., or Tianwei Wafer, for the sale and delivery of polysilicon.  Under this agreement, up to approximately $284.0 million was payable to us during a ten-year period, subject to the acceptance of product deliveries and other conditions.  Pursuant to the agreement, Tianwei Wafer paid us $44.0 million as prepayment for future product deliveries.

In December 2009, we amended the agreement pursuant to which we converted $28.0 million of the total $44.0 million of prepayments previously paid into shares of our common stock and reduced the price at which Tianwei Wafer purchases polysilicon by approximately 11% per year.  The amount of polysilicon to be delivered remains unchanged and Tianwei Wafer is required to pay us an additional $1.0 million in prepayments; however, the total revenue for the polysilicon to be sold by us to Tianwei Wafer has been modified such that up to approximately $232.0 million may be payable to us during the ten-year term (exclusive of amounts Tianwei Wafer may purchase pursuant to its right of first refusal), subject to acceptance of product deliveries and other conditions.  Our failure to commence shipments of polysilicon by June 2011 constitutes a material breach by us under the terms of the agreement, among other circumstances.

In September 2008, we entered into a second supply agreement with Tianwei Wafer for the sale and delivery of polysilicon.  Under the second supply agreement, up to approximately $244.0 million was payable to us during a ten-year period, subject to the acceptance of product deliveries and other conditions.  Pursuant to this agreement, Tianwei Wafer paid us cash deposits totaling $35.0 million, as a prepayment for future product deliveries.

In December 2009, we amended the agreement and converted $22.0 million of the total $35.0 million of prepayments previously paid into shares of our common stock and reduced the price at which Tianwei Wafer purchases polysilicon by approximately 11% per year.  The amount of polysilicon to be delivered remains unchanged and Tianwei Wafer is required to pay us an additional $1.0 million in prepayments; however, the total revenue for the polysilicon to be sold by us to Tianwei Wafer has been modified such that up to approximately $186.0 million may be payable to us during the ten-year term (exclusive of amounts Tianwei Wafer may purchase pursuant to its right of first refusal), subject to acceptance of product deliveries and other conditions. Our failure to commence shipments of polysilicon by June 2011 constitutes a material breach by us under the terms of the agreement, among other circumstances.

Upon Tianwei Wafer’s termination of the first and second supply agreements under certain circumstances, we are required to refund to Tianwei Wafer all prepayments made for each agreement as of the date of termination, which were $16.0 million and $13.0 million, respectively, as of March 31, 2010, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreements.  Upon a termination of the agreements by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreements.

Pursuant to the agreements, we granted to Tianwei Wafer a security interest in all of our tangible and intangible assets related to our polysilicon business, as further discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  This security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the polysilicon production facility.

Wealthy Rise International, Ltd. In September 2008, we entered into a fixed price, fixed volume supply agreement with Wealthy Rise International, Ltd., a wholly owned subsidiary of Solargiga Energy Holdings, Ltd., or Solargiga, for the sale of polysilicon.  Under the agreement, the total amount that was payable to us was $455.0 million, subject to the acceptance of product deliveries and other conditions.  Pursuant to the agreement, Solargiga has paid us an initial deposit of $7.0 million as a prepayment for future polysilicon product deliveries, as of March 31, 2010.

In March 2010, we amended the agreement pursuant to which we agreed to sell to Solargiga specified volumes of polysilicon at a predetermined price over a three-year period beginning in calendar year 2011, subject to product deliveries and other conditions.  The aggregate amount that may be paid to us over the three-year term is $60.0 million, which is a reduction from the $455.0 million that would have been payable to us over a ten-year period under the original agreement.  The amendment also extends the date by which we are obligated to commence shipments of polysilicon from October 2010 to January 2011, and it extends the dates for price adjustments and termination rights in the event of a delay in commencing shipment.  Solargiga has the right to terminate the agreement and recover any prepayments made, if we have not commenced polysilicon shipments by May 2011, and we have the right to terminate the agreement and retain all prepayments received, if Solargiga fails to pay any of its future prepayments when due.

Pursuant to the agreement, Solargiga is obligated to pay us additional prepayments in the aggregate amount of $13.2 million that is payable to us in four increments of $3.3 million in each of April, June, August and October 2010, and a final prepayment of $200,000 upon Solargiga’s receipt of certain aggregate volumes of polysilicon product from us.  We received the first increment from Solargiga of $3.3 million in April 2010 and the second increment of $3.3 million in June 2010.

Upon Solargiga’s termination of the agreement under certain circumstances, we are required to refund to Solargiga all prepayments made as of the date of termination, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Pursuant to the agreement, we have granted to Solargiga a security interest in all of our tangible and intangible assets related to our polysilicon business, as further discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  This security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the Polysilicon Plant.

Shanghai Alex New Energy Co., Ltd. In February 2009, we entered into a fixed price, fixed volume supply agreement with Shanghai Alex New Energy Co., Ltd., or Alex, for the sale and delivery of polysilicon.  Under the agreement, the total amount that may be payable to us is approximately $119.0 million during a ten-year period, subject to product deliveries and other conditions.  The average price for polysilicon paid by Alex will decrease gradually over the term of the agreement.  As of April 2010, Alex has paid us cash deposits of $20.0 million as prepayment for future product deliveries.

In December 2009, we amended the agreement pursuant to which we agreed to shift the date of first delivery of polysilicon, such that our first delivery of polysilicon products to Alex is due in September 2010.  Our failure to commence shipments of polysilicon by December 2010 constitutes a material breach by us under the terms of the agreement, among other circumstances.

Upon Alex’s termination of the agreement under certain circumstances, we are required to refund to Alex all prepayments made as of the date of termination, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Pursuant to the agreement, we have granted to Alex a security interest in all of our tangible and intangible assets related to our polysilicon business, as further discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  This security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the Polysilicon Plant.

Hoku Solar

Business Strategy and PV Products

Our goal is to be a leading provider in PV system installations and project development. We plan to continue to focus on designing, engineering and installing turnkey PV systems and related services in Hawaii using solar modules purchased from third-party suppliers and to develop projects.

We are also exploring the feasibility of establishing an investment fund to provide dedicated financing for PV systems to be installed and operated in the State of Hawaii by us. We have signed a non-binding, letter of intent with Tianwei to begin the process of structuring this solar project financing fund that could be as large as $50.0 million, which would provide funding for the installation and operation of large commercial, industrial, and utility-scale PV projects via power purchase agreements, or PPAs.

As of March 31, 2010, we have approximately $2.3 million in PV system installation and/or related services under contract that we expect to complete in fiscal 2011.  In addition, we will continue to generate revenue from the sale of electricity through PPAs on the seven PV systems we installed for the Hawaii State Department of Transportation, or DOT, at predetermined contract rates.

Our solar integration business remains focused on the turnkey delivery of commercial, industrial and utility-scale PV projects, both roof- and ground-mounted. For example, in conjunction with James Campbell Company, LLC and other partners, we continue our efforts to advance the development of the Kapolei Sustainable Energy Park, a ground-mounted PV system which would be capable of generating between 800 and 1,300 kilowatts of peak DC power. We have also been engaged via letter of intent for the preliminary design and engineering of a turnkey PV solar farm to be located on the island of Oahu. The farm is expected to generate up to 2,800 kilowatts of peak DC power, as determined through interconnection studies conducted with the local utility. According to the terms of the letter of intent, the parties have agreed to work in good faith to execute a binding engineering, procurement and construction, or EPC, contract by which we would provide turnkey EPC services for the facility.

In addition to continuing to expand our turnkey solar integration business in the coming fiscal year we also plan to expand our focus on large-scale PV project development within the State of Hawaii and elsewhere. This effort will be focused on leveraging our solar integration, project management and financing expertise to develop a portfolio of rooftop solar energy facilities and multiple utility-scale PV farms which would generate solar power for sale to utilities and large industrial customers for use on their grids.

Hoku Fuel Cells

We have selectively pursued patent applications in order to protect our technology, inventions and improvements related to our fuel cell products, however, during fiscal 2010, we had limited activity in our fuel cell business, and as such, during fiscal 2011, we plan to further assess our opportunities to grow this business or whether it may be appropriate to discontinue operations in Hoku Fuel Cells.

Customers

We do not presently have any material customer contracts for our Hoku MEA or Hoku Membranes.

Backlog

As of March 31, 2010, we have entered into PV system installation and other related service contracts that we have not completed; however, we do not have a backlog.

Sales and Marketing

Hoku Solar is offering the sale and installation of our turnkey PV systems and related services or the option of a PPA, where we would install and own the solar system and the end user would pay us for the electricity produced under a long-term contract.  Hoku Materials is offering to sell polysilicon for use in the production of solar modules.  We are in the process of constructing our Polysilicon Plant and do not expect to have polysilicon available until the second half of calendar year 2010.

Research and Development

We had no research and development expenses in fiscal 2010 and 2009.  We had $86,000 in research and development expenses in fiscal 2008, which were all related to our fuel cell business.  As of March 31, 2010, we had no individuals on our research and development team for our solar business.

Intellectual Property

Hoku Materials and Hoku Solar

Our Solar businesses depend upon licensed technology, information, processes and know-how as well as our proprietary information, processes and know-how.  We protect our intellectual property rights based upon trade secrets. Although we believe that we have obtained all necessary licenses from our consulting and engineering firms and turnkey equipment suppliers that are necessary to manufacture, market and/or sell the products contemplated in our Hoku Materials business, we cannot be assured that claims of infringement of other parties’ proprietary rights (or claims of indemnification resulting from infringement claims) will not be asserted or prosecuted against us in the future.  Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management’s attention and resources or require us to enter into royalty or licensing agreements.

Hoku Fuel Cells

We have selectively pursued patent applications in order to protect our technology, inventions and improvements related to our fuel cell products.  As of March 31, 2010, Hoku Fuel Cells had insignificant activity primarily associated with patent applications in order to protect our technology, inventions and improvements related to our fuel cell products.

Manufacturing

Hoku Materials

We installed the first six out of a planned total order of 28 Siemens-process reactors at the Polysilicon Plant and in April 2010 successfully produced polysilicon using two of the six reactors. We produced the material after completing a comprehensive system commissioning protocol, which culminated in deposition runs in two of our installed polysilicon reactors. The primary purpose of the testing was to confirm system integrity and validate operating procedures.  The next set of 10 reactors and related equipment has been manufactured and will be shipped to the Polysilicon Plant after our payment of an additional 3.1 million Euros or $4.2 million (based on the Euro/U.S. dollar exchange rate which was $1.345 as of March 31, 2010).

Contingent on financing, we plan to install and commence commercial production runs on the first 16 deposition reactors, which are capable of producing 2,500 metric tons of polysilicon per annum, beginning in the third quarter of calendar year 2010.  We plan to continue on-site construction to complete the installation of the final 12 polysilicon reactors by the first quarter of calendar year 2011, which will bring our on-site reactor total to the full planned complement of 28 units, or 4,000 metric tons of polysilicon per annum.  We plan to commission these additional reactors on a rolling basis throughout the fourth quarter of calendar year 2010 and first quarter of calendar year 2011.  Initially, we will use trichlorosilane, or TCS, procured from outside sources to manufacture solar-grade polysilicon in our Siemens reactors.  Before the end of fiscal 2011, we plan to complete the installation of our TCS manufacturing equipment and produce TCS on-site to lower our production costs.  Assuming we receive the necessary additional financing, we believe we will be able to meet our customer deliveries and ramp-up to full capacity by the end of fiscal 2011.

We will need additional financing to complete the construction of the Polysilicon Plant, and should there be delays in securing additional financing, we may need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  If we are unable to secure additional financing or structure credit terms with our vendors, based on the current level of capital available to us, including the recently secured $28.3 million credit agreement with China Construction Bank, we would also need to curtail construction of the Polysilicon Plant at the end of July 2010.  If we elect to curtail construction, we would not be able to produce our own polysilicon to meet the delivery requirements under certain polysilicon agreements.  We are required to make polysilicon deliveries beginning in September 2010 and in order to keep from breaching these contracts we would purchase polysilicon from third parties.  During fiscal 2011, if we do not secure any additional financing and are unable to produce any of our own polysilicon, we estimate that we may need to purchase between 200 to 400 metric tons of polysilicon to meet the minimum delivery requirements of our polysilicon contracts.  As of June 30, 2010, we believe that if  we are able to secure polysilicon at the current spot market price, the revenue from the 200 to 400 metric tons we may need to deliver during fiscal 2011 will exceed the costs.   As of July 2010, we have not entered into any agreements to purchase polysilicon and as a result we cannot guarantee we will be able to purchase polysilicon at current prices.  An increase to spot market pricing may result in a loss on the subsequent sale of polysilicon under our current polysilicon agreements.

City of Pocatello. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, Idaho, for approximately 67 acres of land and, in May 2007, the City of Pocatello approved an ordinance that authorizes the Pocatello Development Authority to provide us certain tax incentives related to certain necessary infrastructure costs we incur in the construction and operation of our Polysilicon Plant. In May 2009, we entered into an Economic Development Agreement, or the EDA Agreement, with the Pocatello Development Authority, or PDA, pursuant to which PDA agreed to reimburse to us amounts we actually incur in making certain infrastructure improvements consistent with the North Portneuf Urban Renewal Area and Revenue Allocation District Improvement Plan and the Idaho Urban Renewal Law, or the Infrastructure Reimbursement, and an additional amount as reimbursement for and based on the number of full time employee equivalents we create and maintain, or the Employment Reimbursement, at the Polysilicon Plant.  The parties agreed that (a) the Infrastructure Reimbursement will be an amount that is equal to 95% of the tax increment payments PDA actually collects on the North Portneuf Tax Increment Financing District with respect to our real and personal property located in such district, or the TIF Revenue, up to approximately $26.0 million, less the actual Road Costs (defined below), and (b) the Employment Reimbursement will be an amount that is equal to 50% of the TIF Revenue, up to approximately $17.0 million.  Each of the Infrastructure Reimbursement and the Employment Reimbursement will be made to us over time as TIF Revenue is received, and only after the costs of completing a public access road to the Polysilicon Plant, in an amount not to exceed $11.0 million, or the Road Costs, has been paid to PDA out of TIF Revenue, and up to $2.0 million in capital costs has been paid to the City of Pocatello out of TIF Revenue.

Stone & Webster, Inc. In August 2007, we entered into an Engineering, Procurement and Construction Management Contract with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering and procurement services for the construction of our Polysilicon Plant, which was amended in October 2007 by Change Order No. 1, again in April 2008 by Change Order No. 2, and again in February 2009 by Change Order No. 3, which are collectively the Engineering Agreement.  Under the Engineering Agreement, S&W would provide the engineering services to complete the design and plan for construction of our Polysilicon Plant in Pocatello, Idaho, along with procurement services.  S&W would be paid on a time and materials basis plus a fee for its services.

We suspended all work under the Engineering Agreement in July 2009.  In February 2010, we and S&W agreed to Change Order No. 4 under the Engineering Agreement, or Change Order No. 4, to, among other things: (i) have S&W immediately resume engineering work upon our payment  of $1.0 million in March 2010 toward a past due invoice with the remaining balance of $797,000 to be paid in two increments within sixty days thereafter; (ii) extend our payment terms for S&W’s future invoices for work under Change Order No. 4; (iii) waive any right that we may have had to payment of liquidated damages had S&W failed to achieve any previously scheduled project milestone dates; (iv) waive any and all interest, fees, and expenses that we may have owed to S&W related to our outstanding past due balance of $1.8 million; and (v) reduce the fees and payroll burdens and overhead rates at which we would pay S&W for its services going forward.  In March, April, and May 2010, we paid all amounts due to S&W in accordance with Change Order No. 4.

During fiscal 2010, we made payments to S&W of $14.8 million, and as of March 31, 2010, we had paid S&W an aggregate amount of $46.7 million.

JH Kelly LLC. In August 2007, we entered into a Cost Plus Incentive Contract with JH Kelly LLC, or JH Kelly, for construction services for the construction of the Polysilicon Plant, which was amended in October 2007, by Change Order No. 1, and again in April 2008 by Change Order No. 2, again in March 2009 by Change Order No. 3, and again in September 2009 by Change Order No. 4, which are collectively the JH Kelly Construction Agreement. Under the JH Kelly Construction Agreement, JH Kelly agreed to provide the construction services as our general contractor for the construction of the Polysilicon Plant with a production capacity of 4,000 metric tons per year. The target cost for the services to be provided under the JH Kelly Construction Agreement is $145.0 million, including up to $5.0 million of incentives that may be payable.

Pursuant to Change Order No. 4, we agreed among other things: (i) to confirm the plan for JH Kelly to complete construction of the Polysilicon Plant and (ii) set-up a payment schedule relating to outstanding invoices that we owed to JH Kelly and any additional expenses that JH Kelly incurred relating to the construction of the Polysilicon Plant. During fiscal 2010, we made payments to JH Kelly of $23.4 million, and as of March 31, 2010, we had paid JH Kelly an aggregate amount of $68.9 million.

Dynamic Engineering Inc. In October 2007, we entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license for the process to produce and purify trichlorosilane, or TCS. Under the agreement with Dynamic, or the Dynamic Agreement, Dynamic is obligated to design and engineer a TCS production facility that is capable of producing 20,000 metric tons of TCS for the Polysilicon Plant. The Dynamic process is to be integrated by S&W into the overall polysilicon production facility, and will be constructed by JH Kelly. Under the Dynamic Agreement, Dynamic's engineering services are provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that we may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the completed facility, and has agreed to indemnify us for any third-party claims of intellectual property infringement.

During fiscal 2010, we made payments to Dynamic of $1.8 million, and as of March 31, 2010, we had paid Dynamic an aggregate amount of $6.5 million.

GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. We entered into a contract with GEC Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase and sale of 16 hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, we will pay up to a total of 20.9 million Euros for the reactors. The reactors are designed and engineered to produce approximately 2,500 metric tons of polysilicon per year. The term of the contract extends until the end of the first month after the expiration date of the warranty period, but may be terminated earlier under certain circumstances.

In January 2009, we received the first shipment of six hydrogen reduction reactors, three hydrogenation reactors, and related equipment from GEC and MSA, at the Polysilicon Plant, and all of these polysilicon reactors have been assembled and put into place on the Polysilicon Plant’s production floor. The reactors are the first units to arrive in Pocatello out of a planned total order of 28. The next set of 10 polysilicon reactors and related equipment has been manufactured, and will be shipped to the Polysilicon Plant after our payment of an additional 3.1 million Euros or $4.2 million (based on the Euro/U.S. dollar exchange rate which was $1.345 as of March 31, 2010). We are in discussions with GEC to purchase 12 additional reactors necessary for our planned annual capacity of 4,000 metric tons of polysilicon.  The cost of these additional reactors is not expected to be greater than 20.9 million Euros, or $28.1 million (based on the Euro/U.S. dollar exchange rate, which was $1.345 as of March 31, 2010).

During fiscal 2010, we made payments to GEC and MSA of 105,000 Euros or $147,000 and, as of March 31, 2010, we had paid GEC and MSA an aggregate amount of 15.7 million Euros or $22.4 million.

Idaho Power Company.  We entered into an agreement with Idaho Power Company, or Idaho Power, to complete the construction of the electric substation to provide power for the Polysilicon Plant, or the Idaho Power Agreement.  As of March 31, 2010, we had paid an aggregate amount of $18.0 million to Idaho Power. The electric substation was completed in August 2009, and we were able to use its power during our polysilicon product demonstration in April 2010.

We also entered into an Electric Service Agreement with Idaho Power, or the ESA, for the supply of electric power and energy to us for use in the Polysilicon Plant, subject to the approval of the Idaho Public Utilities Commission, or the PUC. The term of the ESA is four years, beginning in June 2009 and expiring in May 2013. During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to us at certain fixed rates, which are subject to change only by action of the PUC.  After the initial term of the ESA expires, either we or Idaho Power may terminate the ESA without prejudice.  If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to us.

AEG Power Solutions USA Inc. (formerly known as Saft Power Systems USA, Inc.). In March 2008, we entered into an agreement with AEG Power Solutions USA Inc., or AEG, formerly known as Saft Power Systems USA, Inc., which was subsequently amended in May 2009, or the AEG Agreement, for the purchase and sale of thyroboxes, earth fault detection systems, and related technical documentation and services, or the Deliverables. Under the AEG Agreement, AEG was obligated to manufacture and deliver the Deliverables, which are used as the power supplies for the polysilicon deposition reactors to be used in the Polysilicon Plant.  The total fees payable to AEG for all Deliverables under the AEG Agreement is approximately $13.0 million.

During fiscal 2010, we made payments to AEG of $2.0 million, and as of March 31, 2010, we had paid AEG an aggregate amount of $7.2 million.

Polymet Alloys, Inc. In November 2008, we entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to us for use at the Polysilicon Plant. In May 2009, we entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  The term of the Amended Polymet Agreement is three years, commencing in 2010. Each year during the term of the Amended Polymet Agreement, Polymet has agreed to sell to us no less than 65% of our annual silicon metal requirement.  Pricing is to be negotiated for each year of the Amended Polymet Agreement; however, if the parties are unable to agree on pricing for any year, or the we have agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom we may seek to purchase silicon metal.  Either party may also terminate the Amended Polymet Agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of March 31, 2010, we had not made any payments to Polymet.

PVA Tepla Danmark. In April 2008, we entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for the Polysilicon Plant. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to our end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total amount payable to PVA is approximately $6.0 million, which is payable in four installments, the first of which was made in August 2008. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.

Through March 31, 2010, we had paid PVA an aggregate amount of $2.9 million.

BHS Acquisitions, LLC. In November 2008, we entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, to us for use at the Polysilicon Plant. The term of the agreement is eight years beginning on the date on which the first shipment of product is delivered. Each year during the term of the agreement, BHS has agreed to sell to us specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are scheduled to begin within four months after we provide written notice to BHS, and the aggregate net value of the HCl to be purchased by us under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of March 31, 2010, we had not provided notice to BHS to commence shipments, and had not made any payments to BHS.

Evonik Degussa Corporation.  In March 2010, we entered into an agreement with Evonik Degussa Corporation, or Evonik, for the supply of trichlorosilane, or TCS, for use in the manufacturing of polysilicon for a term of approximately one year ending in February 2011.  Evonik has agreed to sell to us a minimum quantity of TCS during the initial term of the agreement.  Pricing is fixed based on the quantity supplied in each calendar month and based on our frequency of payment.  Pursuant to the agreement, Evonik is required to provide a minimum amount of TCS per calendar month, and it will use commercially reasonable efforts to provide additional quantities that we may request in addition to the monthly minimum amount.  In April 2010, we paid Evonik a $100,000 deposit for the ISO containers that will transport the TCS to our facility in Pocatello, Idaho. We expect to begin delivery of TCS in the second quarter of fiscal 2011.

Evonik will return our deposit upon expiration of the initial term and completion of our obligations under the Agreement.  The aggregate net value of the TCS to be purchased under the Agreement during the initial term is approximately $12.0 million. As of March 31, 2010, we paid Evonik an aggregate amount of $275,000.

Supplier Relationships

We utilize solar modules purchased through our supply relationship with Suntech and Sanyo Electric Co., Ltd. for our PV system installations. We are also an authorized dealer of SunPower commercial equipment, and from time to time purchase PV modules from other manufacturers. Inverters and balance of system (BOS) equipment are sourced from a wide variety of market-leading vendors. We have structured our agreements as firm purchase orders at a predetermined price or non-binding forecasts of our annual or quarterly product needs to our suppliers, and then periodically issue purchase orders for specific projects. These suppliers are generally under no legal obligation to supply solar modules until they have accepted our purchase orders.

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

After a period of polysilicon supply shortages, an essential raw material in the production of PV modules, overall polysilicon supply increased in fiscal 2009 and 2010.  It is expected to continue to increase for a longer period, with the possibility of an oversupply of polysilicon in fiscal 2011 or 2012. In the near term, however, we believe that the demand for polysilicon will support further competition in the polysilicon market. Increasing polysilicon supply, however, has and will continue to suppress spot market prices, which could adversely affect our ability to secure additional long-term supply contracts, or to secure such contracts on favorable terms.

Hoku Solar

The market for PV installations is competitive and continually evolving. As a relatively new entrant to this market, we expect to face substantial competition from companies such as SunPower Corporation, SunEdison, Chevron Energy Solutions, REC Solar and other new and emerging companies in Hawaii, Asia, North America and Europe. In addition, the Hawaii market is gaining additional attention from potential competitors, owing to the expected introduction of a Feed-in Tariff by the local public utility. Some of our known competitors are established players in the solar industry, and have a stronger market position than ours, including larger resources and recognition than we have. In addition, the PV market in general competes with other sources of renewable energy and conventional power generation. In the near term, we believe that the demand for PV installations will support further competition in the market, enabling us to sell our services, specifically in Hawaii where we are headquartered.

Hoku Fuel Cells

We have selectively pursued patent applications in order to protect our technology, inventions and improvements related to our fuel cell products; however, during fiscal 2010, we had limited activity in our fuel cell business, and as such, during fiscal 2011, we plan to further assess our opportunities to grow this business or whether it may be appropriate to discontinue operations in Hoku Fuel Cells.

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

Federal and Hawaii state tax credits are available for residential and commercial PV systems placed in service. In October 2008, Congress extended the availability of the federal tax credit for both residential and commercial solar installations to calendar year 2016. Additionally, in February 2009, the American Recovery and Reinvestment Act, or ARRA, was signed into law, which contains various programs and taxpayer incentives with respect to renewable energy that may eventually benefit us.

In fiscal 2010, Hawaii’s Public Utilities Commission, or PUC, issued a decision and an order outlining the general principles for the creation of a statewide feed-in tariff.  The PUC has not set tariff prices yet, but it did set project size limitations.  Based on available information, developers expect to be able to enter 20-year agreements, during which time they will be guaranteed a specified price for the electricity generated by their PV systems. The feed-in tariff is expected to reduce development risk and improve project timelines by streamlining the utility’s procurement mechanism and guaranteeing future payments.

Financial Information by Business Segment and Geographic Data

In fiscal 2010, revenue was $2.6 million compared to $5.0 million for fiscal 2009. Revenue for fiscal 2010 was primarily comprised of PV system installations and related services for Namalu LLC, Nan, Inc and Henkels & McCoy and the sale of electricity to the State of Hawaii Department of Transportation. Revenue for fiscal 2009 was primarily comprised of PV system installations and related services for Paradise Beverages, Inc., and Resco, Inc., and the resale of solar inventory.  In fiscal 2009, 100% of our total revenue was from our PV system installations and other related services and the resale of solar inventory primarily from our contracts with Paradise Beverages, Inc., and Resco, Inc. In fiscal 2008, 59% of our total revenue was from our PV system installations, primarily from our contracts with Paradise Beverages and Hardware Hawaii, and the remaining 41% of revenue was from our fuel cell contracts with the U.S Navy. In fiscal 2010, 2009 and 2008, all of the revenue was generated from customers in the United States.

Employees

As of March 31, 2010, we had 32 employees, consisting of 17 in Hoku Materials, two in Hoku Solar and the remaining 13 employees are general administrative employees in Hoku Corporation that provide support for all divisions, public company requirements and other corporate initiatives.

Executive Officers of the Registrant

Our executive officers and their ages and positions as of March 31, 2010, are as follows:

Name	Age	Position
Dustin M. Shindo	36	Chairman of the Board of Directors, President and Chief Executive Officer
Karl M. Taft III	37	Chief Technology Officer
Darryl S. Nakamoto	36	Chief Financial Officer, Treasurer and Secretary
Scott B. Paul	36	Chief Operating Officer

Effective April 1, 2010, Dustin M. Shindo resigned as Chairman of the Board of Directors, President and Chief Executive Officer, Scott B. Paul replaced him as President and Chief Executive Officer, and Jerrod Schreck became the Chief Strategy Officer.  The executive officers, their ages, and positions, as of April 1, 2010, are as follows:

Name	Age	Position
Scott B. Paul	36	President, Chief Executive Officer and Director
Karl M. Taft III	37	Chief Technology Officer
Darryl S. Nakamoto	36	Chief Financial Officer, Treasurer and Secretary
Jerrod Schreck	36	Chief Strategy Officer

Dustin M. Shindo, one of our founders, served as our Chairman of the Board of Directors, President and Chief Executive Officer from  March 2001 to April 1, 2010. From November 1999 to February 2001, Mr. Shindo was a founder and Chief Executive Officer of Activitymax, Inc., a small privately-held travel reservation software company, where Mr. Shindo was responsible for managing customer relationships, developing the company’s marketing program and managing the operations of the company. From August 1999 to April 2000, Mr. Shindo was a business consultant at The Lucas Group, a strategic consulting firm, where Mr. Shindo focused on business strategy projects as part of multi-person engagement teams. In 1995, Mr. Shindo founded Mehana Brewing Company, a privately-held microbrewery, where he continues to serve as a member of the board of directors. In 2006, Mr. Shindo founded Kai Medical, Inc. (formerly known as Kai Sensors, Inc.), a privately held company formed to explore business opportunities related to medical devices, where he continues to serve as Chairman of the Board of Directors. Mr. Shindo has a B.A. in Accounting from the University of Washington and an M.B.A. from the Darden Graduate School of Business Administration at the University of Virginia.

Karl M. Taft III, one of our founders, has served as our Chief Technology Officer since March 2001 and a member of our board of directors from August 2001 to December 2009. From October 1996 to March 2001, Mr. Taft held various positions at PCC Structurals, Inc., a manufacturer of titanium casting parts, including Lead Manager for Research and Development, Industrial Engineer and Research Chemist. In 2000, Mr. Taft was an Adjunct Professor at Portland State University. Mr. Taft has a B.A. in Chemistry from Pacific University, an M.S. in Environmental Science and Engineering from Oregon Graduate Institute and an M.B.A. from Portland State University.

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

Scott B. Paul has served as our President, Chief Executive Officer and member of our board of directors since April 1, 2010.  He served as our Chief Operating Officer from November 2008 to March 2010.  Previously, he served as Vice President, Business Development and General Counsel from July 2003 to November 2008. Mr. Paul was also our Secretary from November 2004 to March 2005. From June 2002 to June 2003, Mr. Paul was Associate General Counsel and Director of Business Development at Read-Rite Corporation, a component supplier for hard disk and tape drives. From April 2000 to June 2002, he was an attorney in the Business and Technology Group at Brobeck, Phleger & Harrison LLP, a law firm. From October 1999 to April 2000, Mr. Paul was an attorney in the Business Solutions Group at Crosby, Heafey, Roach & May, LLP, a law firm, and from October 1998 to October 1999, he was an attorney at Ropers, Majeski, Kohn & Bentley, a law firm. Mr. Paul has a B.A. in Psychology from the University of California, Los Angeles and a J.D. from Santa Clara University School of Law.

Jerrod Schreck has served as our Chief Strategy Officer since April 2010.  He served as our Vice President of Business Development from July 2009 to March 2010.  Previously, he served as our Director of Business Development from June 2008 to July 2009. From November 2006 to May 2008, Mr. Schreck was Development Director and Strategic Projects Manager at the Nature Conservancy of Hawaii, an international non-profit conservation organization. From March 2006 to November 2006, he was an Associate at Sennet Capital, LLC, a merchant bank in Honolulu, Hawaii providing strategic, financial and M&A advisory services. From August 1995 to March 2006, Mr. Schreck served as an officer in the U.S. Navy, resigning his commission as a Lieutenant Commander. Prior to concluding his active duty service, Mr. Schreck served as Chief Engineer in USS RUSSELL (DDG 59), a destroyer, and as Material Officer at Destroyer Squadron 31, a Pearl Harbor-based operational command responsible for the combat readiness of eight U.S. warships. Mr. Schreck received a Master’s degree as an Olmsted scholar and earned his Bachelor’s degree from Cornell University.

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

Risks Related to Our Business

We will need to secure additional financing in the future; and if we are unable to secure adequate funds on terms acceptable to us, or at all, we will be unable to complete construction of our Polysilicon Plant and build our polysilicon business.

As of March 31, 2010, we had cash and cash equivalents on hand of $7.0 and current liabilities of $34.0 million. Cash used in operations was approximately $6.0 million for the fiscal year ended March 31, 2010.

We will need additional financing to complete the construction of the Polysilicon Plant, and should there be delays in securing additional financing, we will need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  Reduction of expenditures could have a material adverse effect on our business. If we are unable to secure additional financing or structure credit terms with our vendors that are favorable to us, based on the current level of capital available to us, including the recently secured $28.3 million credit agreement with China Construction Bank, we would also need to curtail construction of the Polysilicon Plant at the end of July 2010.  If we elect to curtail construction, we would not be able to produce our own polysilicon to meet the delivery requirements under certain or our polysilicon supply agreements.  We are required to make polysilicon deliveries beginning in September 2010 and in order to keep from breaching these contracts we would purchase polysilicon from third parties for delivery under our polysilicon supply agreements.

The amount and timing of our future capital needs depend on many factors, including the timing of our polysilicon plant development efforts, and the amount and timing of any revenues we are able to generate. Given our current business strategy, however, we will need to secure additional financing in order to complete construction of our Polysilicon Plant.

Over the next twelve months, we believe that we have sufficient cash to meet all of our obligations as they come due.  We have already modified payment terms in purchase orders with some of our vendors, and are in negotiations with other vendors, to structure payment plans for amounts past due and to be invoiced in the future. In the event we are unable to meet our obligations under payment plans and other agreements, we will have to ask our vendors to forebear from enforcing one or more of their rights under their respective agreements.  There are no assurances that any of our vendors will agree to forebear or otherwise make any concessions under their respective agreements.  If any of our vendors seek to enforce our obligations under these agreements that we are unable to perform, which could include asserting and/or foreclosing on materialman’s and laborer’s liens on the Pocatello facility, or taking other legal action, it could materially harm our business, financial condition and results of operations and we may be forced to delay, alter or abandon our planned polysilicon business operations, which could have a material adverse effect on our business.

We need  $55-65 million, which does not include any working capital needs, to construct and equip the Polysilicon Plant, and we may be unable to raise this amount of capital on favorable terms or at all.

Our planned entry into the polysilicon market will require us to spend significant sums to complete the construction of the Polysilicon Plant, to purchase capital equipment, to fund new sales and marketing efforts, to pay for additional operating costs and to significantly increase our headcount. As a result, we expect our costs to increase significantly, which will result in further losses before we can begin to generate significant operating revenue from our Hoku Materials division.

Based on our polysilicon supply agreements with our customers, we plan to equip and construct the Polysilicon Plant, with a production capacity of 4,000 metric tons of polysilicon per year. Our estimated construction cost for a facility capable of producing 4,000 metric tons of polysilicon per year is $390.0 to $410.0 million. This estimate is based on our discussion with vendors, declining costs of materials and labor and ongoing adjustments of certain design elements; however, changes in costs, modifications in construction timelines, delays in our construction schedule and other factors could significantly increase the actual costs.

In May 2010, we borrowed $20.0 million from the New York branch of China Merchants Bank and in June 2010, we entered into a loan agreement for an aggregate principal amount not to exceed $28.3 million with the New York Branch of China Construction Bank, which must be borrowed within 90 days of our satisfying certain customary closing conditions.   As of July 2010, we are also expecting an additional $14.8 million in customer prepayments from our existing customers and expect to draw $28.3 million from the credit agreement with China Construction Bank.   Assuming the estimated cost to complete the Polysilicon Plant is $390.0 million, we will need $55-65 million to complete construction, which does not include any financing for our working capital needs.  We plan on raising this money through one or more subsequent debt and/or equity offerings and possibly prepayments from new customer contracts.  Tianwei has also agreed to use its reasonable best efforts to assist us in obtaining additional financing that may be required by us to construct and operate the Polysilicon Plant.

We cannot be certain that we will be able to obtain equity or debt financing in time to enable us to meet our current construction schedule, on terms acceptable to us, or at all, even with the assistance of Tianwei.  In addition, we have experienced delays in the receipt of customer prepayments from certain of our long-term polysilicon supply customers and from time to time we have negotiated reduced prepayments for certain customers. Any delay or failure to raise sufficient additional capital, whether from debt or equity financings or customer prepayments, could delay engineering, construction, and procurement of the Polysilicon Plant in order to deliver polysilicon within the time periods specified in our customer supply contracts, which could materially harm our business.

Even if we receive additional financing and prepayments on time and in the amounts agreed upon, the actual costs to engineer, construct, and procure the Polysilicon Plant could exceed our estimates, and we may be unable to raise any additional funding required to pay for any such added costs.  If we are unable to meet our customer commitments, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

The actual cost to construct and equip our Polysilicon Plant may be significantly higher than our estimated cost.

Our current estimate to construct and equip the Polysilicon Plant is $390.0 to $410.0 million.  However, changes in construction costs resulting from increased demand, modifications in construction timelines, changes in our design, delays in our construction schedule and other factors could cause our actual cost to significantly exceed our estimate.  If the actual cost is significantly higher than we estimate, it could materially and adversely affect our ability to raise capital, to complete the Polysilicon Plant on schedule or at all, and could materially harm our business, financial condition and results of operations and we may be forced to delay, alter or abandon our planned business operations.

Any slowdown of construction and procurement at the Polysilicon Plant increases the risk that we will not meet certain construction and delivery milestones in our long-term polysilicon supply contracts.  Failure to meet our construction and delivery milestones could cause one of our customers to terminate one or more of our polysilicon supply contracts and exercise their right to seek a refund of any prepayments made as of the date of termination.  Any such termination could have a material adverse effect on our financial condition and results of operations.

We will be required to procure third party polysilicon to meet our contractual delivery requirements beginning in September 2010. If we are unable to secure adequate quantities of solar-grade polysilicon on favorable terms and at the times needed, our business will be materially harmed.

Due to the delays in financing and the required curtailment of construction in the event that we do not secure additional financing, we will be required to procure third party polysilicon to meet our contractual delivery requirements.  Our first deliveries begin in September 2010. There are no assurances, however, that we will be able to secure solar-grade polysilicon at the time and in the amounts needed on favorable terms. As we will be required to procure third party polysilicon in the open market, our cost to purchase polysilicon could be in excess of our contractual sales prices or could result in minimal or no profit at all. If we are unable to secure polysilicon on favorable terms and at the times needed, our business, financial condition and results of operations will be materially harmed.

We have a limited operating history and, in fiscal 2007, we decided to enter the photovoltaic system installation and polysilicon markets and to redirect efforts and resources that were historically directed toward the fuel cell market. If we are unable to generate significant revenue from our photovoltaic system installations and polysilicon segments, our business will be materially harmed.

We were incorporated in March 2001 and have a limited operating history. We have cumulative net losses since our inception through March 31, 2010. In fiscal 2007, we announced a change in our main business and our intention to form a polysilicon business through our subsidiary, Hoku Materials, and a photovoltaic, or PV, system installation business through our subsidiary Hoku Solar. The polysilicon business includes developing production capabilities for, and the eventual production of polysilicon. The PV systems installation business includes the design, engineering, procurement and installation of turnkey PV systems for residential and commercial customers. Prior to our announcement, our business was solely focused on the stationary and automotive fuel cell markets. We do not expect to generate any revenue from Hoku Fuel Cells in the foreseeable future, and during fiscal 2011, we plan to further assess our opportunities to grow this business or whether it may be appropriate to discontinue its operations.

We have no prior experience in the polysilicon business. In order to be successful, we are devoting substantial management time and energy and significant capital resources to developing this new business, including the construction of the Polysilicon Plant. We commenced construction in May 2007, and we produced our first product at our production demonstration in April 2010. We expect to begin commercial production of polysilicon beginning in the third quarter of calendar year 2010, with full-scale production in the first half of calendar year 2011; however, there are no assurances that this schedule will not need to be further modified. We may need to purchase polysilicon from third parties in order to meet delivery schedules in order to avoid termination of one or more of our customer supply contracts.  In addition, delays in polysilicon shipments could result in the termination of a customer supply contract, which could require us to refund substantial amounts of cash that have been paid to us as prepayments for future product deliveries. We have encountered, and expect that we will continue to encounter, significant challenges relating to our entering into the polysilicon industry and changes in that industry, including potentially significant increases in polysilicon supply and falling polysilicon prices. If we are unable to address these risks and other risks successfully, our business, financial condition and results of operations will be materially and adversely affected.

If any of our project engineering, construction, or key equipment vendors are late in providing their contract deliverables, we may be unable to complete the construction of the Polysilicon Plant to begin commercial shipments in the third quarter of calendar year 2010, or at all, which could materially harm our business.

We have contracts with Stone & Webster, Inc. JH Kelly, LLC, GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., AEG Power Solutions USA Inc., formerly known as Saft Power Systems USA, Inc., PVA Tepla Danmark, Polymet Alloys, Inc., BHS Acquisitions, LLC, Evonik Degussa Corporation, and our other vendors, contractors and consultants who are providing key services, equipment, and supplies for the engineering, construction and procurement of the Polysilicon Plant. If we experience delays in the performance or delivery of the services, equipment, and goods under these respective agreements, we may be unable to commence production of polysilicon in the second quarter of fiscal 2011, to ramp-up production and commence commercial shipments in fiscal 2011, or deliver the volume of polysilicon that is required under our polysilicon supply agreements. If we are unable to meet these scheduling goals, our business, financial condition and results of operations will be materially and adversely affected.

If we are unable to secure adequate quantities of trichlorosilane on favorable terms and at the times needed, our business will be materially harmed.

We have decided to defer approximately $40.0 million in capital expenditures by delaying construction of our on-site trichlorosilane, or TCS, production facility. TCS is needed to produce polysilicon.  We have received shipments of small volumes of TCS from two suppliers for our initial polysilicon production, and we have entered into a Sales Agreement with Evonik Degussa Corporation for the supply of TCS through February 2011.  We are in discussions with these third-party TCS producers for higher volume TCS supply contracts to enable us to execute on this strategy. There are no assurances, however, that we will be able to secure adequate TCS at the time and in the amounts needed on favorable terms, or at all. If we are unable to secure adequate TCS on favorable terms and at the times needed, we may be unable to meet certain milestones in our customer contracts or to meet our customer supply commitments and our business, financial condition and results of operations will be materially harmed.

We may have difficulty managing changes in our operations, which could harm our business.

To date we have expended significant financial and management resources in connection with our planned entry into the polysilicon market and the development of our PV system installation business. For example, in May 2007, we commenced construction of the Polysilicon Plant. Construction of the Polysilicon Plant and the operation of the polysilicon manufacturing and PV system installation businesses involves substantial changes to our operations and places a significant strain on our senior management team and financial and other resources, and has, among other things, required us to significantly increase our international activities; hire and train additional financial, accounting, sales and marketing personnel; and to make substantial investment in our engineering, logistics, financial and information systems, including implementing new enterprise-level transaction processing, operational and financial management information systems, procedures and controls.  Our executive management team does not have prior experience in polysilicon manufacturing.

Any failure by us to manage the expansion of our operations or succeed in these markets or other markets that we may enter in the future, may harm our business, prospects, financial condition and results of operations.

Fluctuations in industrial production capacity for polysilicon could harm our business.

Certain polysilicon producers have invested heavily in the expansion of their production capacities in view of the recent scarcity of solar-grade polysilicon. We currently expect significant additional capacity to come on-line in fiscal 2011, near in time to when the Polysilicon Plant is scheduled to become fully operational. In addition, if an excess supply of electronic-grade polysilicon were to develop, producers of electronic-grade silicon could switch production to solar-grade polysilicon, causing the price of solar-grade polysilicon to decline more rapidly than we currently anticipate. The electronic-grade polysilicon market historically has experienced significant cyclicality; for example, that market experienced significant excess supply from 1998 through 2003. Moreover, the forecasted increases in polysilicon supply could also be exacerbated if the demand for polysilicon decreases significantly as a result of the introduction of new technologies that materially reduce or eliminate the need for polysilicon in producing effective PV systems.

If any of these events occurred, they could result in an excess supply of solar-grade polysilicon and could suppress market prices for solar-grade polysilicon. Any such suppression of market prices for polysilicon would affect the price which we could expect to receive in selling our polysilicon in the spot market and could provide our customers with incentives to reconsider or renegotiate their long-term supply contracts with us to the extent the polysilicon deliverable under those contracts is priced above prevailing market prices. During fiscal year 2010, spot market prices of polysilicon decreased dramatically with an increase in supply, and further price declines are possible in fiscal 2011 as additional supply is forecasted to enter the market.  Further decreases in demand and polysilicon prices could materially harm our business, financial condition and results of operations.

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

If any of our supply agreements are terminated for any reason, our business will be materially harmed.

Pursuant to our amended supply agreements with Suntech, Solarfun, Jinko, Tianwei, Solargiga and Alex, we have received prepayments for future product deliveries of $2.0 million, $49.0 million, $20.0 million, $29.0 million, $13.6 million, and $20.0 million, respectively, for an aggregate amount of $133.6 million as of June 30, 2010.  In addition, our customers have promised to make additional prepayments of $14.8 million.  Our amended supply agreements contain production and delivery milestones and test demonstration requirements that, if not met, allow the counterparty to terminate the applicable amended supply agreement and require us to refund any prepayments received under that amended supply agreement.  To the extent any amended supply agreement is terminated, we will not receive any further prepayments from the counterparty.  In addition, our prior failures to meet performance requirements and other obligations under our supply agreements have required us to renegotiate our supply agreements, which have resulted in new terms and conditions that increase our obligations or decrease the economic benefit of the supply agreement to us.

If any of the amended supply agreements are terminated for any reason, our business will be materially harmed.  In some circumstances we will be required to refund prepayments received under any terminated amended supply agreement and will not receive promised additional prepayments, and consequently we will need to secure new funds to cover the refund obligation and to provide adequate financing for the completion of the construction of our Polysilicon Plant. Securing new funds may delay the anticipated timing of completion of the Polysilicon Plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the amended supply agreements, or at all. If we are unable to secure new funds, we will not be able to complete construction of the Polysilicon Plant, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

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

In our polysilicon business we rely heavily on our contracted suppliers of key process technologies and infrastructure including such components as the reactors and the TCS process. If any of these suppliers fail to perform their contractual obligations, we will be required to seek alternative suppliers and likely will not be able to commence production of polysilicon at the Polysilicon Plant on our current schedule. Any such production delays may result in a breach of one or more of our supply agreements with Alex, Suntech, Solarfun, Jinko, Tianwei and/or Solargiga and such breaches may allow these customers to terminate the supply agreements and seek a return of prepayments, which would harm our business and may make the completion of the Polysilicon Plant impossible.

Even if we achieve our polysilicon and PV system installation objectives on a timely basis and complete the construction of the Polysilicon Plant, we may still be unsuccessful in developing, producing and/or selling these products and services, which would harm our business.

If we are successful in our efforts to construct the Polysilicon Plant, our ability to successfully compete in the polysilicon and PV system installation markets will depend on a number of factors, including:

•	our ability to produce or procure TCS and polysilicon, and install PV systems at costs that allow us to achieve or maintain profitability in these businesses;

•	our ability to successfully manage a much larger and growing enterprise, with a broader national and international presence;

•	our ability to attract new customers and expand existing customer relationships;

•	our ability to develop new technologies to become competitive through cost reductions;

•	our ability to scale our business and maintain low production costs to be competitive;

•
our ability to predict and adapt to changing market conditions, including the price of inputs and the spot price for polysilicon sold in the market by us or purchased by us from third parties to settle customer commitments; and

•	future product liability or warranty claims.

If our PV system installation competitors are able to develop and market products that customers prefer to our products, we may not be able to generate sufficient revenue to continue operations.

The market for PV systems installations is competitive and continually evolving. As a relatively new entrant to this market, we expect to face substantial competition from companies such as SunPower Corporation, SunEdison, Chevron Energy Solutions, REC Solar and other new and emerging companies in Hawaii, Asia, North America and Europe.  In addition, the Hawaii market is gaining additional attention from potential competitors, owing to the expected introduction of a Feed-in Tariff by the local public utility.  Many of our known competitors are established players in the solar industry, and have a stronger market position than ours and have larger resources and name recognition than we have. Furthermore, the PV market in general competes with other sources of renewable energy and conventional power generation.

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

Additionally, other technologies for the production of polysilicon are increasing in prevalence in the industry. Technologies which compete with the Siemens reactor process, including fluidized bed reactor process, may enable the manufacture of polysilicon more quickly or at lower cost than does the Siemens reactor process. To the extent that our competitors adopt other technologies that enable them to compete more effectively, our operating margins and price-competitiveness may be impacted. In the event that we are unable to re-design the Polysilicon Plant around these more efficient processes on manageable timetables and at reasonable cost, our business could be adversely affected.

Our operating results have fluctuated in the past, and we expect a number of factors to cause our operating results to continue to fluctuate in the future, making it difficult for us to accurately forecast our quarterly and annual operating results.

Hoku Materials does not currently generate any operating revenue and we do not expect to generate any revenue from Hoku Fuel Cells in the foreseeable future.  All of our revenue presently is generated by Hoku Solar and our PV system installation activities.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to help ensure that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. In May 2007, we commenced construction of the Polysilicon Plant. Construction of the Polysilicon Plant and the operation of our polysilicon manufacturing business and PV system installation businesses will involve substantial changes to our operations and will require us to increase our international activities, hire and train additional financial and accounting personnel, make substantial investments in our engineering, logistics, financial and information systems, including implementing new enterprise-level transaction processing, operational, financial and accounting management information systems, procedures and controls. In connection with the planned increased scale of our polysilicon manufacturing business and PV system installation businesses and our implementation of new operational and financial management information systems to accommodate these businesses, we expect to engage in a process of documenting, reviewing and improving our internal control and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires an annual assessment by management on the effectiveness of our internal control over financial reporting. We conduct annual testing of our internal controls in connection with the Section 404 requirements and, as part of that documentation and testing, we may identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing accounting systems and take a significant period of time to complete, and may distract our officers, directors and employees from the operation of our business. Further, we may encounter difficulties assimilating or integrating the internal controls, disclosure controls and IT infrastructure of the businesses that we may acquire in the future. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

We will use materials that are considered hazardous in our planned polysilicon manufacturing and production processes and, therefore, we could be held liable for any losses not covered by insurance that result from the use and handling of such hazardous materials.

The production of polysilicon will involve the use of materials that are hazardous to human health and the environment, the storage, handling and disposal of which will be subject to government regulation. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may increase our manufacturing costs and may require us to halt or suspend our operations until we regain compliance. If we have an accident at the Polysilicon Plant involving a spill or release of these substances, we may be subject to civil and/or criminal penalties, including financial penalties and damages, and possibly injunctions preventing us from continuing our operations. Any liability for penalties or damages, and any injunction resulting from damages to the environment or public health and safety, could harm our business. In addition under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances. We do not have any insurance for liabilities arising from the use and handling of hazardous materials.

Our polysilicon manufacturing business will involve many operating risks that can cause substantial losses.

The manufacture of our polysilicon may involve one or more of the following risks:

•	fires or explosions;

•	spills or releases; and

•	pipe, vessel, or system failures.

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

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

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

Conversely, our polysilicon manufacturing process uses significant amounts of electric energy.  High energy prices, therefore, could increase our production costs, and increases in the cost of electricity reduce our margins.  Although we have entered into a long term contract with Idaho Power to supply electric power to the Polysilicon Plant at a fixed rate, the Idaho Public Utilities Commission can change the rate under certain circumstances.  Should this happen, substantial increases in our electricity costs could have a material adverse effect on our business, financial condition and results of operations.

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

Risks Associated With Government Regulation and Incentives

If we do not obtain on a timely basis the necessary government permits and approvals to construct and operate the Polysilicon Plant, our construction costs could increase and our business could be harmed.

We have received the air permit and storm water prevention permit that are necessary to begin construction of the Polysilicon Plant; however, we need to apply for additional permits with federal, state and local authorities, including permits to operate the Polysilicon Plant when construction is complete. The government regulatory process is lengthy and unpredictable and delays could cause additional expense and increase our construction costs. In addition, we could be required to change our construction plans in order receive the required permits and such changes could also result in additional expense and delay. Any delay in completion of construction could result in us failing to meet our delivery deadlines under our supply agreements and give the other parties to these agreements the right to terminate the agreements.

Our business and industry are subject to government regulation, which may harm our ability to market our products.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our PV system installations. For example, without a regulatory mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to our customers of installing PV systems and make them less desirable, thereby harming our business, prospects, results of operations and financial condition. Furthermore, our agreements with The James Campbell Company and Forest City Hawaii to construct PV systems are conditioned upon receiving various government approvals.

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

If government incentives to locate the Polysilicon Plant in the City of Pocatello, Idaho are not realized then the costs of establishing the Polysilicon Plant may be higher than we currently estimate.

The State of Idaho and the local municipal government have approved a variety of incentives to attract Hoku Materials, including tax incentives, financial support for infrastructure improvements around the Polysilicon Plant, and grants to fund the training of new employees. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, for approximately 67 acres of land in Pocatello, Idaho and in May 2007, we commenced construction of the Polysilicon Plant.

In May 2007, the City of Pocatello approved an ordinance that authorized certain tax incentives related to the infrastructure necessary for the completion and operation of the Polysilicon Plant. In May 2009, we entered into an Economic Development Agreement, or the PDA Agreement, with the Pocatello Development Authority, or the PDA, pursuant to which the PDA agreed to reimburse to us amounts we actually incur in making certain infrastructure improvements consistent with the North Portneuf Urban Renewal Area and Revenue Allocation District Improvement Plan and the Idaho Urban Renewal Law, or the Infrastructure Reimbursement, and an additional amount as reimbursement for and based on the number of full time employee equivalents we create and maintain, or the Employment Reimbursement, at the Polysilicon Plant.  The parties agreed that (a) the Infrastructure Reimbursement will be an amount that is equal to 95% of the tax increment payments the PDA actually collects on the North Portneuf Tax Increment Financing District with respect to our real and personal property located in such district, or the TIF Revenue, up to approximately $26.0 million, less the actual Road Costs, and (b) the Employment Reimbursement will be an amount that is equal to 50% of the TIF Revenue, up to approximately $17.0 million. However, there are no assurances that all or any part of the amount authorized will be paid to us, and we could ultimately receive significantly less or nothing at all, and we may not realize the benefits of these other offered incentives including workforce training funds and utility capacities. The tax incentives expire on December 31, 2030. If there are changes to the ordinance, which affects the amount of the incentives, or for other reasons, some of which may be beyond our control, we are unable to realize all or any part of these incentives, the operating costs of the Polysilicon Plant may be higher than we currently estimate.

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

Our stock price is volatile and between April 1, 2009 and March 31, 2010, our stock had low and high sales prices in the range of $1.67 to $4.64 per share. During fiscal 2010, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•	variations in our financial results or those of our competitors and our customers;

•	announcements by us, our competitors and our customers of acquisitions, new products, the acquisition or loss of significant contracts, commercial relationships or capital commitments;

•	the performance of the stock market generally and the over-all condition of the global macro economy;

•	failure to meet the expectations of securities analysts or investors with respect to our financial results;

•	our ability to develop and market new and enhanced products on a timely basis;

•	litigation;

•	changes in our management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	future sales of our common stock by us and future sales of our common stock by our officers, directors and affiliates, including Tianwei;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

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

Pursuant to an Investor Rights Agreement, dated as of December 2009, Tianwei has the right to nominate four out of seven board of directors and may at any time replace four out of seven of our directors. As a result, unless and until the earlier of (i) Tianwei (together with its affiliates) ceasing to be our largest individual stockholder or (ii) Tianwei (together with its affiliates) owning less than 25% of the outstanding shares of our common stock, Tianwei can effectively control and direct our board of directors, which means that to the extent that our interests and the interests of Tianwei diverge, Tianwei can cause us to act in Tianwei’s best interest to the detriment of the value of our common stock. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors may decline.

Foreign investors in our stock may face certain tax withholding rules if we are classified as a U.S. real property holding corporation.

Under U.S. tax rules, a corporation is considered a U.S. real property holding corporation if the fair market value of its real property interests held by the corporation in the United States equals or exceeds 50% of the total fair market values of its real property interests and business assets.  In such event, the foreign seller of stock in a publicly-traded corporation who owns more than 5% of that corporation’s common stock is subject to a tax withholding requirement imposed on the purchaser, equal to 10% of the sales price of the stock. This 10% withholding applies to the amount realized on the sale of the stock, irrespective of the seller’s gain on the sale. This withheld tax is treated as an advance payment against the actual individual or corporate capital-gains tax owed by the investor.  In the event we were to be classified as a U.S. real property holding corporation, large foreign investors who hold more than 5% of our stock, would be subject to this 10% withholding requirement.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

In March 2007, we entered into a 99-year ground lease with the City of Pocatello, for approximately 67 acres of land in Pocatello, Idaho, for the location of our Polysilicon Plant. The annual rent for the ground lease is fixed at one dollar per year until the expiration of the lease on December 31, 2106. In addition to this 67-acre lease, we and the City of Pocatello have signed a separate agreement granting us an option to lease an additional 450 acres of land owned by the City of Pocatello, which we could use for any future expansion. The terms of any future lease will be subject to good faith negotiations between us and the City of Pocatello.

In October 2008, we entered into a lease for 5,868 square feet of commercial office space in Honolulu, Hawaii. As of March 31, 2010, the lease has approximately 30 months remaining on the current term, with an option to extend for an additional five years.  This office space presently serves as our corporate headquarters. We also have 5,990 square feet of leased warehouse and office space located in Aiea, Hawaii, that is used primarily by Hoku Solar for equipment storage and general operations.

Item 3.	Legal Proceedings

From time to time, we may be involved in litigation relating to claims arising out of our operations. We are not currently involved in any material legal proceedings.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has traded on The NASDAQ Global Market, or NASDAQ, under the symbol “HOKU” since August 5, 2005. The high and low sales prices of our common stock, as reported by the NASDAQ, for the quarters indicated are as follows:

	Sales prices
	High	Low
Fiscal year ended March 31, 2010
1st Quarter	$4.64	$2.14
2nd Quarter	$4.33	$1.67
3rd Quarter	$3.55	$2.14
4th Quarter	$2.94	$2.09
Fiscal year ended March 31, 2009
1st Quarter	$10.25	$5.00
2nd Quarter	$6.77	$4.02
3rd Quarter	$6.24	$2.06
4th Quarter	$3.29	$1.90

As of May 3, 2010, there were 67 stockholders of record of our common stock. Such number does not include beneficial owners holding shares through nominee names.

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

The above Stock Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

	8/05/05	3/31/10
Hoku Corporation	$100.00	$48.13
NASDAQ Composite	$100.00	$132.59
Russell 3000	$100.00	$126.36

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

Unregistered Sales of Equity Securities

In December 2009, we completed a financing transaction with Tianwei in which we issued to Tianwei 33,379,287 shares of our common stock and a warrant to purchase an additional 10 million shares of our common stock. The shares of common stock and the shares of common stock issuable pursuant to the terms of the warrant were sold in a private placement pursuant to an exemption from the registration requirements of the Securities Act afforded by Section 4(2) and/or Regulation D of the Securities Act and were not registered under the Securities Act of 1933, as amended, or any state securities laws.

Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of the outstanding options, and the number of stock options remaining for future issuance for each of our equity compensation plans as of March 31, 2010 are summarized as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders(1)	382,705	$3.03	(3)	1,302,701	(4)
Equity compensation plans not approved by security holders(2)	—	—		—
Total	382,705	$3.03	(3)	1,302,701	(4)

(1)	This row includes our 2002 Stock Plan, 2005 Equity Incentive Plan, and 2005 Non-Employee Directors’ Stock Option Plan.

(2)	All of our equity compensation plans have been approved by our stockholders.

(3)	Represents weighted average exercise price of outstanding options only.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
On January 31, 2010	21,729	(a)	$2.48	-	-

(a)
The purchases reported were 11,655 and 10,074 shares from Dustin Shindo and Scott Paul, respectively, effected to satisfy tax withholding obligations resulting from the vesting of 30,000 and 25,000 restricted stock, respectively, on January 31, 2010.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations data for the fiscal years ended March 31, 2010, March 31, 2009 and March 31, 2008 and the balance sheet data as of March 31, 2010 and March 31, 2009 have been derived from and should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended March 31, 2007 and March 31, 2006 and the balance sheet data as of March 31, 2008, March 31, 2007 and March 31, 2006 are derived from audited financial statements and the notes thereto which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Fiscal Year Ended March 31,
	2010	2009	2008	2007	2006
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenue:
Service, license, and product revenue	$2,606	$4,957	$3,229	$5,368	$5,505

Total revenue	2,606	4,957	3,229	5,368	5,505
Cost of revenue:
Cost of service, license and product revenue (1)	2,112	3,705	2,312	3,173	954

Total cost of revenue	2,112	3,705	2,312	3,173	954

Gross margin	494	1,252	917	2,195	4,551
Operating expenses:
Selling, general and administrative (1)	6,573	4,548	6,207	4,487	2,743
Research and development (1)	—	—	86	1,774	1,326

Total operating expenses	6,573	4,548	6,293	6,261	4,069

Income (loss) from operations	(6,079)	(3,296)	(5,376)	(4,066)	482
Interest and other income	561	284	1,083	1,039	594

Income (loss) before noncontrolling
interest and income tax benefit	(5,518)	(3,012)	(4,293)	(3,027)	1,076
Noncontrolling interest	(86)	(50)
Income tax benefit	—	—	—	275	268

Net income (loss)	$(5,432)	$(2,962)	$(4,293)	$(2,752)	$1,344

Basic net income (loss) per share	$(0.23)	$(0.15)	$(0.26)	$(0.17)	$0.10

Diluted net income (loss) per share	$(0.23)	$(0.15)	$(0.26)	$(0.17)	$0.09

Shares used in computing basic net income (loss) per share	23,548,244	20,325,433	16,656,000	16,449,537	13,033,263

Shares used in computing diluted net income (loss) per share	23,548,244	20,325,433	16,656,000	16,449,537	15,264,763

Cost of service, license and product revenue	$8	$14	$42	$126	$38
Selling, general and administrative	830	1,202	954	593	872
Research and development	—	—	72	501	146

	As of March 31,
	2010	2009	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$6,962	$17,383	$29,760	$19,956	$22,688
Working capital	(24,950)	(20,268)	25,432	20,896	21,036
Total assets	298,204	224,211	68,109	30,625	32,083
Long-term debt	153,575	133,625	13,000	2,000	—
Total stockholders’ equity	110,625	50,632	45,995	25,494	27,932

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Hoku Corporation is a diversified clean energy technologies company with three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells. We were incorporated in Hawaii in March 2001, as Pacific Energy Group, Inc. and changed our name to Hoku Scientific, Inc. in July 2001.  In December 2004, we were reincorporated in Delaware.  In March 2010, we changed our name from Hoku Scientific, Inc. to Hoku Corporation.

We have historically focused our efforts on the design and development of fuel cell technologies, including our Hoku membrane electrode assemblies, or MEAs, and Hoku Membranes. In May 2006, we announced our plans to form an integrated photovoltaic, or PV, module business, and our plans to manufacture polysilicon, a primary material used in the manufacture of PV modules. In fiscal 2007, we reorganized our business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells. In February and March 2007, we incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly owned subsidiaries to operate our polysilicon and PV system installation businesses, respectively.  During fiscal 2010, we had limited activity in our fuel cell business, as such, during fiscal 2011, we plan to further assess our opportunities to grow this business or whether it may be appropriate to discontinue operations in Hoku Fuel Cells.

Hoku Materials

Hoku Materials was incorporated to manufacture polysilicon, a key material used in photovoltaic, or PV, modules. In May 2007, we commenced construction of our planned polysilicon manufacturing facility in Pocatello, Idaho, which would be capable of producing 4,000 metric tons of polysilicon per year, or the Polysilicon Plant. At this level of capacity, the estimated construction cost for our Polysilicon Plant is $390.0 to $410.0 million. This estimate is based on our discussion with vendors and ongoing adjustments of certain design elements; however, changes in costs, modifications in construction timelines, delays in our construction schedule and other factors could cause the actual cost to significantly exceed our estimate. Any significant increase in the cost to complete the Polysilicon Plant could have a material adverse effect on our business, financial condition and results of operations.

We installed the first six out of a planned total order of 28 Siemens-process reactors at the Polysilicon Plant and in April 2010 successfully produced polysilicon using two of the six reactors. We produced the material after completing a comprehensive system commissioning protocol, which culminated in deposition runs in a select number of our installed polysilicon reactors. The primary purpose of the testing was to confirm system integrity and validate operating procedures.

Contingent on securing additional financing, we expect our first commercial shipment to occur in the third quarter of calendar year 2010.  We intend to ramp-up production throughout the second half of calendar year 2010 and into calendar year 2011, when we expect to reach full production capability.  We expect this schedule will allow us to meet all delivery obligations to our current customers; however, there are no assurances that we will not need to revise this schedule.

Hoku Materials incurred an operating loss of $4.1 million and $2.6 million in fiscal 2010 and 2009, respectively, which is primarily comprised of costs related to our initial polysilicon production, payroll, including stock compensation, professional fees and travel expenses. In addition, as of March 31, 2010, Hoku Materials has capitalized $282.6 million related to construction costs for the Polysilicon Plant and had received $127.0 million in customer deposits as prepayments on long-term polysilicon supply agreements, which excludes $50.0 million in equity contributions through our financing arrangement with Tianwei.

In December 2009, we completed a financing transaction with Tianwei in which we issued to Tianwei 33,379,287 shares of our common stock, representing 60% of our fully-diluted outstanding shares. Tianwei is restricted from transferring directly or indirectly 23,365,501, or 70%, of the shares to any third-party until the first anniversary of the closing date of the agreement.  We also granted to Tianwei a warrant to purchase an additional 10 million shares of our common stock. The terms of the warrant include: (i) a per share exercise price equal to $2.52; (ii) an exercise period of seven years; and (iii) provision for a cashless, net-issue exercise.

The existing polysilicon supply agreements with Tianwei were amended such that $50.0 million of an aggregate of $79.0 million in secured prepayments previously paid by Tianwei to us was converted into the 33,379,287 shares of our common stock.  The amended supply agreements also provide for a reduced price at which Tianwei purchases polysilicon by approximately 11% in each year of the ten year agreement. Tianwei also agreed to loan us $50.0 million through China Construction Bank, as agent.  In January and March 2010, we received the $20.0 million and $30.0 million, respectively, in loan proceeds.  Pursuant to the loan agreement, we have pledged a security interest in all of our assets to Tianwei.

In May 2010, we entered into a $20.0 million credit agreement with the New York branch of China Merchants Bank.  We borrowed the entire $20.0 million in May 2010 and this principal amount of the loan and any unpaid interest must be paid in full two years after the effective date of the credit agreement.  We may prepay the loan at any time without penalty.  Funds provided pursuant to the credit agreement are for general corporate purposes, including capital expenditures related to the Polysilicon Plant.  The loan under the credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if we elect, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  We are also assessed a facility fee of ½ percent of the total loan amount, or $100,000, per annum.  Interest is payable quarterly, and the $20.0 million in loan proceeds is due in May 2012 with no penalty for earlier prepayment of principal.

In June 2010, we entered into a $28.3 million credit agreement with the New York branch of China Construction Bank. The agreement provides for a term loan in an aggregate principal amount not to exceed $28.3 million, which must be borrowed within 90 days of our satisfying certain customary closing conditions.  These closing conditions have subsequently been satisfied.  The principal amount of the loan and any unpaid interest thereon must be paid in full by June 2012.  We may prepay the loan, in whole or in part, at any time without penalty.  Funds provided pursuant to the credit agreement are for the purpose of completing the development and construction of the Polysilicon Plant. The loan under the credit agreement is secured by a standby letter of credit drawn by Tianwei and issued by the Sichuan branch of China Construction Bank in favor of the New York branch of China Construction Bank.  The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 1.875% or, if we elect, and if the bank agrees, any portion of the loan that is not less than $1,000,000 may bear interest at an annual rate equal to the highest “Prime Rate” as published in the “Money Rates” column of the Eastern Edition of the Wall Street Journal from time to time.  We will pay a facility fee of $70,750 and a commitment fee, which will be determined by multiplying the average daily balance of the un-utilized portion of the maximum loan amount during the 90 day available period by 1.875% per annum.  In connection with the credit agreements with the New York branch of China Merchants Bank and the New York branch of the China Construction Bank, we agreed to reimburse Tianwei for interest, fees and expenses incurred pursuant to, or in connection with negotiating or performing, the stand-by letter of credits Tianwei drawn to secure our obligations, which amounts are unknown at this time.

As of June 30, 2010, we have funded approximately $285.0 million of our Polysilicon Plant. After considering our recently secured credit line for $28.3 million and $14.8 million in expected prepayments, we still need to raise an additional $55-65 million to complete the construction of our Polysilicon Plant based upon our current estimate of $390.0 million to complete construction.  We plan on raising this money through one or more subsequent debt and/or equity offerings and possibly prepayments from new customer contracts.  Tianwei has also agreed to use its reasonable best efforts to assist us in obtaining additional financing that may be required by us to construct and operate the Polysilicon Plant.

Hoku Solar

Our goal is to be a leading provider in PV system installations. We plan to continue to focus on designing, engineering and installing turnkey PV systems and related services in Hawaii using solar modules purchased from third-party suppliers.  Revenue was $2.6 million for fiscal 2010 compared to $5.0 million for fiscal 2009. Revenue for fiscal 2010 was primarily comprised of PV system installations and related services for Namalu LLC, Nan, Inc and Henkels & McCoy and the sale of electricity to the State of Hawaii Department of Transportation. Revenue for fiscal 2009 was primarily comprised of PV system installations and related services for Paradise Beverages, Inc., and Resco, Inc., and the resale of solar inventory.

We are also exploring the feasibility of establishing an investment fund to provide dedicated financing for PV systems to be installed and operated in the State of Hawaii by us. We have signed a non-binding letter of intent with Tianwei to begin the process of structuring this solar project financing fund that could be as large as $50.0 million, which would provide funding for the installation and operation of large commercial, industrial, and utility-scale PV projects via power purchase agreements, or PPAs.

Hoku Solar incurred an operating loss of $1.9 million and $639,000 in fiscal 2010 and 2009, respectively, primarily reflecting higher expenses, which mainly consisted of payroll, including stock compensation, and professional fees.

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

We have selectively pursued patent applications in order to protect our technology, inventions and improvements related to our fuel cell products; however, during fiscal 2010, we had limited activity in our fuel cell business, and as such, during fiscal 2011, we plan to further assess our opportunities to grow this business or whether it may be appropriate to discontinue operations in Hoku Fuel Cells.

As of March 31, 2010, Hoku Fuel Cells had insignificant activity primarily associated with prosecuting patent applications to protect our technology, inventions and improvements related to our fuel cell products.

Financial Operations Review

Revenue

During fiscal 2010, we derived primarily all of our revenue through PV system installations and related services, the resale of solar inventory, and the sale of electricity. We expect that all of our revenue will be derived through the same sources as in fiscal 2011, until the second quarter of fiscal 2011, when Hoku Materials is expected to generate revenue through the sale of polysilicon manufactured at our planned polysilicon production facility in Pocatello, Idaho.

Cost of Revenue

Our cost of revenue consists primarily of supplies and materials, subcontractor costs, and employee compensation, including stock-based compensation. We expect our cost of revenue to increase on an absolute basis as our PV system installations increase and we begin selling polysilicon.

Selling, General and Administrative Expenses

Our selling, general and administrative expenses consist primarily of employee compensation, including stock-based compensation for executive and administrative personnel. Other significant costs include utilities, insurance costs, and professional fees for accounting, legal and consulting services. We expect our selling, general and administrative expenses to increase by a significant factor as our PV system installations increase and we begin selling polysilicon.

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

Consolidated Results of Operations

The following analysis of the consolidated financial condition and results of operations of Hoku Corporation and its subsidiaries should be read in conjunction with the consolidated financial statements and the related notes thereto.

Fiscal Year 2010 vs. Fiscal Year 2009

Revenue.  Revenue was $2.6 million for fiscal 2010 compared to $5.0 million for fiscal 2009. Revenue for fiscal 2010 was primarily comprised of PV system installations and related services for Namalu LLC, Nan, Inc., and Henkels & McCoy; and the sale of electricity to the State of Hawaii Department of Transportation. Revenue for fiscal 2009 was primarily comprised of PV system installations and related services for Paradise Beverages, Inc., and Resco, Inc., and the resale of solar inventory.

Cost of Revenue.  Cost of revenue was $2.1 million for fiscal 2010 compared to $3.7 million for fiscal 2009. The cost of revenue for fiscal 2010 and 2009 related primarily to PV system installation contracts. Cost of revenue primarily consisted of materials, subcontractor expenses and employee compensation.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $6.6 million for fiscal 2010 compared to $4.5 million for fiscal 2009. The increase of $2.1 million was primarily due to $776,000 related to the initial polysilicon production demonstration completed in April 2010, higher payroll expenses of $444,000, the lower application of other direct and indirect charges to customer contracts of $314,000, and retention payments for officers and other key employees of $260,000.  In addition, the increase in fiscal 2010 expenses included $219,000 in depreciation primarily related to the PV systems installed for the Hawaii State Department of Transportation, compensation to our Board Directors of $210,000, rent for our Corporate and warehouse facilities of $199,000 and maintenance costs related to our polysilicon facilities of $114,000. These higher expenses in fiscal 2010 were offset by decreases in stock based compensation of $372,000 and professional fees of $87,000.

Research and Development Expenses.  We had no research and development fees in fiscal 2010 and 2009.

Interest and Other Income.  Interest and other income was $561,000 for fiscal 2010, compared to interest and other income of $284,000 for fiscal 2009. Interest and other income for fiscal 2010 was primarily comprised of the reversal of $255,000 of prior accruals for general excise tax reserves due to statute limitations and a foreign currency transaction gain of $219,000 related to Euros-based invoices.  In addition, the fiscal 2010 income related to gains on the sale of fuel cell equipment of $40,000, interest income of $23,000 and a Hawaii State tax refund of $20,000. Interest and other income for fiscal 2009 were primarily comprised of a gain on the sale of our fee simple interest in our corporate headquarters of $550,000, interest income of $323,000, the reversal of $172,000 of prior accruals for general excise tax reserves due to statute limitations, and the sale of fuel cell equipment of $87,000 offset by losses related to our foreign currency (Euro) forward contracts of $862,000.

Fiscal Year 2009 vs. Fiscal Year 2008

Revenue.  Revenue was $5.0 million for fiscal 2009 compared to $3.2 million for fiscal 2008. Revenue for fiscal 2009 was primarily comprised of PV system installations and related services for Paradise Beverages, Inc., and Resco, Inc., and the resale of solar inventory.   Revenue for fiscal 2008 was comprised of PV system installations primarily from contracts with Paradise Beverages, Bank of Hawaii and Hardware Hawaii and fuel cell revenue from contracts with the U.S. Navy.

Cost of Revenue.  Cost of revenue was $3.7 million for fiscal 2009 compared to $2.3 million for fiscal 2008. The cost of revenue for fiscal 2009 related primarily to PV system installation contracts and related services compared to revenue primarily from PV system installation contracts and related services and from fuel cell contracts with the U.S Navy in fiscal 2008. Cost of revenue primarily consisted of materials, subcontractor expenses and employee compensation.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $4.5 million for fiscal 2009 compared to $6.2 million for fiscal 2008. The decrease of $1.7 million was primarily due to the executive officers declining cash bonuses in accordance with the Fiscal Year 2009 Executive Incentive Compensation Plan compared to $1.3 million in cash bonuses provided in accordance with the Fiscal Year 2008 Executive Incentive Compensation Plan. In addition, there were decreases in professional fees consisting principally of legal, accounting, consulting and other service fees of $595,000, and  the recognition of losses in fiscal 2008 on the resale of solar cells and write-down of solar and fuel cell equipment of $286,000 and $103,000, respectively. Furthermore, there was a higher application of other direct and indirect charges to customer contracts in fiscal 2009, as compared to fiscal 2008, resulting in a decrease in selling, general and administrative expenses of $410,000.  The decrease was offset by increases in payroll, which includes stock compensation, of $755,000, rent of $112,000, interest and bank loan expenses of $67,000 and marketing expenses of $56,000.

Research and Development Expenses.  Research and development expenses were $0 for fiscal 2009, compared to $86,000 for fiscal 2008. The decrease of $86,000 was primarily due to a shift in business strategy from fuel cells to solar.

Interest and Other Income.  Interest and other income was $284,000 for fiscal 2009, compared to interest and other income of $1.1 million for the same period in fiscal 2008. Interest and other income for fiscal 2009 was primarily comprised of a gain on the sale of our fee simple interest in our real property and improvements of our corporate headquarters of $550,000 and interest income of $323,000.  In addition, the income was related to the reversal in prior accruals for general excise tax reserves due to statute limitations of $172,000 and the sale of fuel cell equipment of $87,000.  The income was offset by losses related to our foreign currency (Euro) forward contracts of $862,000.  Interest and other income for fiscal 2008 were primarily comprised of interest income of $875,000 and the sale of fuel cell equipment of $177,000.

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

While our significant accounting policies are also described in Note 1 to the  financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies and estimates are critical to a full understanding and evaluation of our reported financial results.

Revenue Recognition

Revenue from polysilicon and PV system installations and the resale of PV system installation inventory is recognized when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectability of the arrangement fee is reasonably assured. This requires us to assess at what point our systems are deemed to be installed and all other criteria have been met. When management determines that such criteria have been met, revenue is recognized. We have also provided testing and engineering services to customers pursuant to milestone-based contracts that are not multi-element arrangements. These contracts sometimes provided for periodic invoicing as we completed a milestone. Customer acceptance is usually required prior to invoicing. We recognized revenue for these arrangements under the completed contract method. Under the completed-contract method, we deferred the contract fulfillment costs and any advance payments received from the customer and recognized the costs and revenue in our statement of operations once the contract was complete and the final customer acceptance, if required, had been obtained. While customer acceptance supports that our services have been rendered and accepted, we will still assess whether all revenue recognition criteria have been met. When management determines that such criteria have been met, revenue is recognized.

Stock-Based Compensation

We account for stock-based employee compensation arrangements using the fair value method, whereby the fair value of stock options and/or restricted stock awards granted to our employees and non-employees is determined using the Black-Scholes pricing model. The Black-Scholes pricing model requires the input of several subjective assumptions including the expected life of the option/restricted stock award and the expected volatility of the option/restricted stock award at the time the option/restricted award is granted. The fair value of our option/restricted award, as determined by the Black-Scholes pricing model, is expensed over the requisite service period, which is generally five years for stock options and varies between two and five years for restricted stock awards.

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

The assumptions used in calculating the fair value of our stock options and restricted stock awards represent our management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, changes in these inputs and assumptions can materially affect the measure of the estimated fair value of our stock options and restricted stock awards. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options and shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Furthermore, this accounting estimate is reasonably likely to change from period to period as further stock options and restricted stock awards are granted and adjustments are made for stock option and restricted stock awards forfeitures and cancellations. In accordance with FASB ASC 718, we do not record any deferred stock-based compensation on our balance sheet for our stock options and restricted stock awards. We expect to incur an aggregate of $671,000 of future stock-based compensation expense and associated with unvested stock options and restricted stock awards outstanding as of March 31, 2010 through fiscal 2015 as set forth in the table below. We expect that some of the amounts noted below will be included as costs of delivering our products and services and as such, will be deferred and recognized as cost of revenue in conjunction with the recognition of revenue.

Fiscal Year Ending March 31,
2011	2012	2013	2014	2015	Total
(in thousands)
$487	$132	$41	$11	$-	$671

We expect our stock-based compensation expense from restricted stock awards to increase as we expand our operations and hire new employees. These expenses will increase our overall expenses and may increase our losses for the foreseeable future. As a restricted stock award is a non-cash expense, it will not have any effect upon our liquidity or capital resources.

Accounting for the Impairment or Disposal of Long Lived Assets

As of March 31, 2010, primarily all of our long lived assets related to the construction-in-progress of our polysilicon plant and PV systems. In accounting for long-lived assets, we must make estimates about the expected useful lives of the assets, the expected residual values of the assets and the potential for impairment based on the fair value of the assets and the cash flows they generate.

In estimating the lives and expected residual values of our long-lived assets, we primarily rely on our own industry experience, discussion with our customers and vendors, and other available marketplace information.  We also evaluate the carrying value of our long-lived assets whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, or significant reductions in projected future cash flows.

Notes Payable and Warrants (Tianwei financing transaction)

We account for the warrant and debt based on their relative fair values in proportion to the loan proceeds.   The fair value of the warrant was calculated using the Black-Scholes option pricing model.  The Black-Scholes pricing model requires the input of several subjective assumptions including the expected life of the warrant and the expected volatility of the warrant at the time the warrant was granted. The fair value of the debt was based on the present value of cash flows at the estimated market interest rate.

The assumptions used in calculating the warrant and debt represent our management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. In estimating market interest rate, we relied on available marketplace information of similar transactions.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162, which is now referenced as FASB ASC 105-10-05 under the new codification system.  The FASB Accounting Standards Codification (Codification) has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Company adopted the new standard, effective September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, currently referenced as FASB ASC 855-10-50, which requires that the Company specify the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.    In preparing the accompanying unaudited financial statements, the Company’s management has evaluated subsequent events through July 14, 2010, which is the date that the financial statements were filed.

Liquidity and Capital Resources

We have incurred significant net losses since inception and we have relied on our ability to fund our operations principally through both registered and unregistered offerings of our securities and prepayments on long-term polysilicon contracts. Even if we are successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and our existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), we will still need to seek additional financing to complete our Polysilicon Plant. As of March 31, 2010, we had cash and cash equivalents on hand of $7.0 million and current liabilities of $34.0 million.

To help address our cash needs to meet our obligations during fiscal 2010, we modified payment terms in purchase orders with our vendors to structure payment plans for amounts past due and to be invoiced in the future.  Payment plan terms vary by vendor, although generally include a payment schedule when we pay for prior amounts past due and amounts for specified future work which generally would be paid no later than July 31, 2010 under existing plans.  We continue to work with our vendors to comply with the negotiated schedule and to have payment terms extended as needed based on our construction schedule and financing.  With additional financing, as discussed below, and support from our vendors, we reduced our accounts payable and accrued capital expenditures, primarily related to the Polysilicon Plant, from $59.4 million as of December 31, 2009 to $22.4 million as of March 31, 2010 which includes new equipment additions and services performed as of that date.

Subsequent to March 31, 2010, we received $6.6 million under our polysilicon supply contract with Solargiga, $20.0 million in debt financing from China Merchants Bank, and entered into a credit agreement with China Construction Bank for $28.3 million for an aggregate amount of $54.9 million in additional capital.  This additional capital will enable us to settle our remaining accounts payable and accrued capital expenditures, and it provides us with the necessary capital to sustain operations.  However, this amount is not sufficient to complete construction of the Polysilicon Plan, and should there be delays in securing additional financing, we may need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  If we are unable to secure additional financing or structure credit terms with our vendors, we would also need to curtail construction of the polysilicon production facility at the end of July 2010.  If we elect to curtail construction, our excess capital would primarily be used to reduce our current liabilities and for working capital needs.  In addition, we would reserve adequate funding for the purchase of third-party polysilicon to meet our contractual obligations with our polysilicon customers, beginning in September 2010, and for interest and other financing costs related to our loans.

As of June 30, 2010, we have funded approximately $285.0 million of our Polysilicon Plant. After considering our recently secured credit line for $28.3 million credit agreement with China Construction Bank and $14.8 million in expected prepayments, we still need to raise an additional $55-65 million to complete the construction of our Polysilicon Plant based upon our current estimate of $390.0 million to complete construction.  We plan on raising this money through debt and/or equity offerings and possibly prepayments from new customer contracts.  Tianwei has also agreed to use its reasonable best efforts to assist us in obtaining additional financing that may be required by us to construct and operate the Polysilicon Plant.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $6.0 million, $5.2 million and $654,000 in fiscal 2010, 2009 and 2008, respectively.   Net cash used in operating activities in fiscal 2010 primarily reflects the net loss of $5.5 million which was $2.5 million higher than fiscal 2009 and due primarily to increased operating expenses involved in preparing the Polysilicon Plant for operations.  After adjusting for noncash operating activities, the higher net loss resulted in an operating cash deficit of $4.4 million.  In addition, cash expenditures for working capital requirements were $1.6 million which decreased by $1.3 million from fiscal 2009 due primarily to the timing of solar installation jobs.  Net cash used in operating activities in fiscal 2009 resulted from a net operating cash deficit of $2.3 million and increased working capital cash requirements of $2.9 million to fund operations.  Net cash used in operating activities in fiscal 2008 was due to an operating cash deficit of $2.6 million which was offset by cash inflows from working capital funds of $2.0 million.

We had a working capital deficit of $25.0 million and $20.3 million as of March 31, 2010 and 2009, respectively, and a $25.4 million surplus as of March 31, 2008.  The working capital deficits in fiscal 2010 and 2009 reflect the increased deployment of funds to construct the Polysilicon Plant in Idaho and the Company’s net losses.  In addition, $11.1 million of deposits from long-term polysilicon contracts were classified as short-term liabilities as of March 31, 2010 to reflect the prepayments that apply to the product deliveries that are scheduled to ship within one year.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $98.8 million, $128.6 million and $12.6 million in fiscal 2010, 2009 and 2008, respectively.  Net cash used in investing activities in fiscal 2010 and fiscal 2009 was primarily due to the addition of property and equipment related to the construction of our planned polysilicon facility in Pocatello, Idaho.  In addition, in fiscal 2009, the capital expenditure was off-set by the sale of our corporate headquarters, the reduction of restricted cash due to the settlement of our remaining purchase agreements for Euros with Bank of Hawaii prior to their original maturity dates and net proceeds of short-term investments. Net cash used in investing activities in fiscal 2008 was primarily related to net proceeds of short-term investments, offset by the addition of property and equipment related to the construction of our planned polysilicon facility in Pocatello, Idaho.

Net Cash Provided By Financing Activities. Net cash provided by financing activities was $94.4 million, $123.4 million and $38.4 million in fiscal 2010, 2009 and 2008, respectively. In fiscal 2010, net cash provided by financing activities was primarily due to the loan proceeds of $50.0 million from Tianwei and deposits of $43.0 million received from long-term polysilicon contracts.  In addition, $3.6 million of contributions were received from the noncontrolling interest in Hoku Solar Power I, LLC, offset by $2.2 million in costs related to the Tianwei investment and $69,000 in net issuance costs related to employee restricted stock awards.  In fiscal 2009, net cash provided by financing activities was primarily due to deposits received related to long-term polysilicon contracts of $117.0 million.  In fiscal 2008, net proceeds were from our sale of common stock of $23.3 million and deposits received related to long-term polysilicon contracts of $15.0 million.

Contractual Obligations

The following table summarizes the contractual obligations that existed at March 31, 2010. The amounts in the table below do not include time and materials contracts and, incentive payments. In addition, the GEC Graeber Engineering Consultants GmbH, and MSA Apparatus Construction for Chemical Equipment, Ltd. contract for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors is to be paid in Euros and the contractual obligation is determined based on the Euro/U.S. dollar exchange rate, which was $1.3453/Euro as of March 31, 2010.

	Payment due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Construction in progress	$4,715	$4,715	$—	$—	$—
Equipment purchases	57,894	55,082	2,812	—	—
Supply purchases	59,957	2,445	41,819	15,693	—
Leases	407	242	165	—	—
Deposits – Hoku Materials	127,000	11,134	48,993	24,912	41,961

Total	$249,973	$73,618	$93,789	$40,605	$41,961

City of Pocatello. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, Idaho, for approximately 67 acres of land and, in May 2007, the City of Pocatello approved an ordinance that authorizes the Pocatello Development Authority to provide us certain tax incentives related to certain necessary infrastructure costs we incur in the construction and operation of our Polysilicon Plant. In May 2009, we entered into an Economic Development Agreement, or the EDA Agreement, with the Pocatello Development Authority, or PDA, pursuant to which PDA agreed to reimburse to us amounts we actually incur in making certain infrastructure improvements consistent with the North Portneuf Urban Renewal Area and Revenue Allocation District Improvement Plan and the Idaho Urban Renewal Law, or the Infrastructure Reimbursement, and an additional amount as reimbursement for and based on the number of full time employee equivalents we create and maintain, or the Employment Reimbursement, at the Polysilicon Plant.  The parties agreed that (a) the Infrastructure Reimbursement will be an amount that is equal to 95% of the tax increment payments PDA actually collects on the North Portneuf Tax Increment Financing District with respect to our real and personal property located in such district, or the TIF Revenue, up to approximately $26.0 million, less the actual Road Costs (defined below), and (b) the Employment Reimbursement will be an amount that is equal to 50% of the TIF Revenue, up to approximately $17.0 million.  Each of the Infrastructure Reimbursement and the Employment Reimbursement will be made to us over time as TIF Revenue is received, and only after the costs of completing a public access road to the Polysilicon Plant, in an amount not to exceed $11.0 million, or the Road Costs, has been paid to PDA out of TIF Revenue, and up to $2.0 million in capital costs has been paid to the City of Pocatello out of TIF Revenue.

Stone & Webster, Inc. In August 2007, we entered into an Engineering, Procurement and Construction Management Contract with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering and procurement services for the construction of our Polysilicon Plant, which was amended in October 2007 by Change Order No. 1, again in April 2008 by Change Order No. 2, and again in February 2009 by Change Order No. 3, which are collectively the Engineering Agreement.  Under the Engineering Agreement, S&W would provide the engineering services to complete the design and plan for construction of our Polysilicon Plant in Pocatello, Idaho, along with procurement services.  S&W would be paid on a time and materials basis plus a fee for its services.

We suspended all work under the Engineering Agreement in July 2009.  In February 2010, we and S&W agreed to Change Order No. 4 under the Engineering Agreement, or Change Order No. 4, to, among other things: (i) have S&W immediately resume engineering work upon our payment  of $1.0 million in March 2010 toward a past due invoice with the remaining balance of $797,000 to be paid in two increments within sixty days thereafter; (ii) extend our payment terms for S&W’s future invoices for work under Change Order No. 4; (iii) waive any right that we may have had to payment of liquidated damages had S&W failed to achieve any previously scheduled project milestone dates; (iv) waive any and all interest, fees, and expenses that we may have owed to S&W related to our outstanding past due balance of $1.8 million; and (v) reduce the fees and payroll burdens and overhead rates at which we would pay S&W for its services going forward.  In March, April, and May 2010, we paid all amounts due to S&W in accordance with Change Order No. 4.

During fiscal 2010, we made payments to S&W of $14.8 million, and as of March 31, 2010, we had paid S&W an aggregate amount of $46.7 million.

JH Kelly LLC. In August 2007, we entered into a Cost Plus Incentive Contract with JH Kelly LLC, or JH Kelly, for construction services for the construction of the Polysilicon Plant, which was amended in October 2007, by Change Order No. 1, and again in April 2008 by Change Order No. 2, again in March 2009 by Change Order No. 3, and again in September 2009 by Change Order No. 4, which are collectively the JH Kelly Construction Agreement. Under the JH Kelly Construction Agreement, JH Kelly agreed to provide the construction services as our general contractor for the construction of the Polysilicon Plant with a production capacity of 4,000 metric tons per year. The target cost for the services to be provided under the JH Kelly Construction Agreement is $145.0 million, including up to $5.0 million of incentives that may be payable.

Pursuant to Change Order No. 4, we agreed among other things: (i) to confirm the plan for JH Kelly to complete construction of the Polysilicon Plant and (ii) set-up a payment schedule relating to outstanding invoices that we owed to JH Kelly and any additional expenses that JH Kelly incurred relating to the construction of the Polysilicon Plant. During fiscal 2010, we made payments to JH Kelly of $23.4 million, and as of March 31, 2010, we had paid JH Kelly an aggregate amount of $68.9 million.

Dynamic Engineering Inc. In October 2007, we entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license for the process to produce and purify trichlorosilane, or TCS. Under the agreement with Dynamic, or the Dynamic Agreement, Dynamic is obligated to design and engineer a TCS production facility that is capable of producing 20,000 metric tons of TCS for the Polysilicon Plant. The Dynamic process is to be integrated by S&W into the overall polysilicon production facility, and will be constructed by JH Kelly. Under the Dynamic Agreement, Dynamic's engineering services are provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that we may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the completed facility, and has agreed to indemnify us for any third-party claims of intellectual property infringement.

During fiscal 2010, we made payments to Dynamic of $1.8 million, and as of March 31, 2010, we had paid Dynamic an aggregate amount of $6.5 million.

GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. We entered into a contract with GEC Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase and sale of 16 hydrogen reduction reactors and hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, we will pay up to a total of 20.9 million Euros for the reactors. The reactors are designed and engineered to produce approximately 2,500 metric tons of polysilicon per year. The term of the contract extends until the end of the first month after the expiration date of the warranty period, but may be terminated earlier under certain circumstances.

In January 2009, we received the first shipment of six hydrogen reduction reactors, three hydrogenation reactors, and related equipment from GEC and MSA, at the Polysilicon Plant, and all of these polysilicon reactors have been assembled and put into place on the Polysilicon Plant’s production floor. The reactors are the first units to arrive in Pocatello out of a planned total order of 28. The next set of 10 polysilicon reactors and related equipment has been manufactured, and will be shipped to the Polysilicon Plant after our payment of an additional 3.1 million Euros or $4.2 million (based on the Euro/U.S. dollar exchange rate which was $1.345 as of March 31, 2010). We are in discussions with GEC to purchase 12 additional reactors necessary for our planned annual capacity of 4,000 metric tons of polysilicon.  The cost of these additional reactors is not expected to be greater than 20.9 million Euros, or $28.1 million (based on the Euro/U.S. dollar exchange rate, which was $1.345 as of March 31, 2010).

During fiscal 2010, we made payments to GEC and MSA of 105,000 Euros or $147,000 and, as of March 31, 2010, we had paid GEC and MSA an aggregate amount of 15.7 million Euros or $22.4 million.

Idaho Power Company.  We entered into an agreement with Idaho Power Company, or Idaho Power, to complete the construction of the electric substation to provide power for the Polysilicon Plant, or the Idaho Power Agreement.  As of March 31, 2010, we had paid an aggregate amount of $18.0 million to Idaho Power. The electric substation was completed in August 2009, and we were able to use its power during our polysilicon product demonstration in April 2010.

We also entered into an Electric Service Agreement with Idaho Power, or the ESA, for the supply of electric power and energy to us for use in the Polysilicon Plant, subject to the approval of the Idaho Public Utilities Commission, or the PUC. The term of the ESA is four years, beginning in June 2009 and expiring in May 2013. During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to us at certain fixed rates, which are subject to change only by action of the PUC.  After the initial term of the ESA expires, either we or Idaho Power may terminate the ESA without prejudice.  If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to us.

AEG Power Solutions USA Inc. (formerly known as Saft Power Systems USA, Inc.). In March 2008, we entered into an agreement with AEG Power Solutions USA Inc., or AEG, formerly known as Saft Power Systems USA, Inc., which was subsequently amended in May 2009, or the AEG Agreement, for the purchase and sale of thyroboxes, earth fault detection systems, and related technical documentation and services, or the Deliverables. Under the AEG Agreement, AEG was obligated to manufacture and deliver the Deliverables, which are used as the power supplies for the polysilicon deposition reactors to be used in the Polysilicon Plant.  The total fees payable to AEG for all Deliverables under the AEG Agreement is approximately $13.0 million.

During fiscal 2010, we made payments to AEG of $2.0 million, and as of March 31, 2010, we had paid AEG an aggregate amount of $7.2 million.

Polymet Alloys, Inc. In November 2008, we entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to us for use at the Polysilicon Plant. In May 2009, we entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  The term of the Amended Polymet Agreement is three years, commencing in 2010. Each year during the term of the Amended Polymet Agreement, Polymet has agreed to sell to us no less than 65% of our annual silicon metal requirement.  Pricing is to be negotiated for each year of the Amended Polymet Agreement; however, if the parties are unable to agree on pricing for any year, or the we have agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom we may seek to purchase silicon metal.  Either party may also terminate the Amended Polymet Agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of March 31, 2010, we had not made any payments to Polymet.

PVA Tepla Danmark. In April 2008, we entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for the Polysilicon Plant. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to our end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total amount payable to PVA is approximately $6.0 million, which is payable in four installments, the first of which was made in August 2008. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.

Through March 31, 2010, we had paid PVA an aggregate amount of $2.9 million.

BHS Acquisitions, LLC. In November 2008, we entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, to us for use at the Polysilicon Plant. The term of the agreement is eight years beginning on the date on which the first shipment of product is delivered. Each year during the term of the agreement, BHS has agreed to sell to us specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are scheduled to begin within four months after we provide written notice to BHS, and the aggregate net value of the HCl to be purchased by us under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of March 31, 2010, we had not provided notice to BHS to commence shipments, and had not made any payments to BHS.

Evonik Degussa Corporation.  In March 2010, we entered into an agreement with Evonik Degussa Corporation, or Evonik, for the supply of trichlorosilane, or TCS, for use in the manufacturing of polysilicon for a term of approximately one year ending in February 2011.  Evonik has agreed to sell to us a minimum quantity of TCS during the initial term of the agreement.  Pricing is fixed based on the quantity supplied in each calendar month and based on our frequency of payment.  Pursuant to the agreement, Evonik is required to provide a minimum amount of TCS per calendar month, and it will use commercially reasonable efforts to provide additional quantities that we may request in addition to the monthly minimum amount.  In April 2010, we paid Evonik a $100,000 deposit for the ISO containers that will transport the TCS to our facility in Pocatello, Idaho. We expect to begin delivery of TCS in the second quarter of fiscal 2011.

Evonik will return our deposit upon expiration of the initial term and completion of our obligations under the Agreement.  The aggregate net value of the TCS to be purchased under the Agreement during the initial term is approximately $12.0 million. As of March 31, 2010, we paid Evonik an aggregate amount of $275,000.

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

We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts. Furthermore, assuming that all of our existing polysilicon customers make timely payments in full and that the estimated cost to complete the Polysilicon Plant is $390.0 million, we will need $55-65 million to complete construction, which does not include any financing for our working capital needs.   If we are unable to secure additional long-term supply contracts and prepayments, if one or more of our polysilicon supply customers fail to meet their obligations to make timely prepayments and/or if the actual cost to complete the Polysilicon Plant is more than $390.0 million, the amount we will need to raise could exceed the amounts that we need to raise.  We plan on raising this money through one or more subsequent debt and/or equity offerings and possibly new customer contracts.

If we are unable to sign new polysilicon customers or raise additional financing through debt or equity, Tianwei has agreed to use its reasonable best efforts to assist us in our operations, and as a result, we believe our cash, cash equivalent, and short term investment balances will be sufficient to meet the anticipated capital expenditures and cash requirements for our businesses through at least the next twelve months. The sale of additional equity and convertible debt instruments may result in additional dilution to our current stockholders and/or a change of control. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization and manufacturing activities, which could harm our business.   Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties. Actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1.A. “Risk Factors.”

Related Party Transactions

For a description of our related party transactions, see Part III, Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, auction instruments, corporate and government bonds and certificates of deposit. These investments are generally short-term in nature and highly liquid.  As of March 31, 2010, we did not maintain any short-term investments.  Our cash and cash equivalents as of March 31, 2010 were $7.0 million.

All of our contracts are denominated in U.S. dollars, except for our contracts with GEC and MSA which are denominated in Euros. As a result of the early settlement of our Euros purchase agreements, we no longer maintain any investment in Euros, nor are we a party to any agreements to purchase Euros at certain dates in the future.  Accordingly, we are subject to the then current spot rate between the U.S. dollar and the Euro at such time that a payment is required under the GEC and MSA contracts.  Changes in exchange rates during the periods in which Euros-based invoices are recorded may result in foreign currency transaction gains or losses.

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

Under the supervision and with the participation of our management, we assessed the effectiveness of internal controls over financial reporting as of March 31, 2010.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on our assessment we determined that, as of March 31, 2010, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm, has independently assessed the effectiveness of our internal control over financial reporting as of March 31, 2010. Ernst & Young LLP has issued an attestation report concurring with management’s assessment, which is included below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hoku Corporation and subsidiaries

We have audited Hoku Corporation and subsidiaries’ internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hoku Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Hoku Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hoku Corporation and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations, total equity and comprehensive loss, and cash flows for each of the three years in the period ended March 31, 2010 and our report dated July 14, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Honolulu, Hawaii
July 14, 2010

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, Section 16 compliance and code of ethics is incorporated by reference to the information set forth in the sections titled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our 2010 Proxy Statement or an amendment to this annual report on Form 10-K.  The information required by this item concerning our officers is incorporated by reference to the information set forth under “Executive Officers of the Registrant” in Part I, Item 1 of this annual report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our 2010 Proxy Statement or an amendment to this annual report on Form 10-K

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans Information” in our 2010 Proxy Statement or an amendment to this annual report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions, and Director Independence” in our 2010 Proxy Statement or an amendment to this annual report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section titled “Principal Accounting Fees and Services” in our 2010 Proxy Statement in our 2010 Proxy Statement or an amendment to this annual report on Form 10-K.

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

HOKU CORPORATION

By:	/s/ SCOTT B. PAUL
Scott B. Paul

President, Chief Executive Officer and Director

Date: July 14, 2010

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott B. Paul and Darryl S. Nakamoto, and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-facts and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT B. PAUL	President, Chief Executive Officer and Director	July 14 , 2010
Scott B. Paul	(Principal Executive Officer)

/s/ DARRYL S. NAKAMOTO	Chief Financial Officer, Treasurer and Secretary	July 14 , 2010
Darryl S. Nakamoto	(Principal Financial and Accounting Officer)

/s/ KARL E. STAHLKOPF	Director	July 14 , 2010
Karl E. Stahlkopf

/s/ DEAN K. HIRATA	Director	July 14, 2010
Dean K. Hirata

/s/ ZHONG LI	Director	July 14, 2010
Zhong Li

/s/ YU WEN	Director	July 14, 2010
Yu Wen

/s/ WEI XIA	Director	July 14, 2010
Wei Xia

/s/ YI ZHENG	Director	July 14, 2010
Yi Zheng

HOKU CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hoku Corporation and subsidiaries

We have audited the accompanying consolidated balance sheets of Hoku Corporation and subsidiaries, or the Company, as of March 31, 2010 and 2009, and the related consolidated statements of operations, total equity and comprehensive loss, and cash flows for each of the three years in the period ended March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hoku  Corporation and subsidiaries at March 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hoku Corporation’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 14, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Honolulu, Hawaii
July 14, 2010

  HOKU CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,
	2010	2009
Assets
Cash and cash equivalents	$6,962	$17,383
Accounts receivable	249	420
Inventory	894	1,549
Costs of uncompleted contracts	93	108
Prepaid expenses	856	226

Total current assets	9,054	19,686

Deferred cost of debt financing	1,175	-
Property, plant and equipment, net	287,975	204,525
Total assets	$298,204	$224,211

Liabilities and Equity
Accounts payable and accrued expenses	$22,660	$38,191
Deferred revenue	6	784
Deposits – Hoku Solar	-	158
Deposits – Hoku Materials	11,134	375
Other current liabilities	204	446

Total current liabilities	34,004	39,954

Notes payable- net	37,709	-
Long-term debt (Deposits – Hoku Materials)	115,866	133,625

Total liabilities	187,579	173,579

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares
issued and outstanding as of March 31, 2010 and 2009.	-	-
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 54,853,677 and 21,092,079 shares as of March 31, 2010
and 2009, respectively.	54	21
Warrant for 10,000,000 shares of common stock	12,884	-
Additional paid-in capital	114,748	65,780
Accumulated deficit	(20,601)	(15,169)

Total Hoku Corporation stockholders’ equity	107,085	50,632
Noncontrolling interest	3,540	-
Total equity	110,625	50,632
Total liabilities and equity	$298,204	$224,211

See accompanying notes to financial statements.

HOKU CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Fiscal Year Ended March 31,
	2010	2009	2008
Statements of Operations Data:
Revenue
Service, and license revenue	$2,606	$4,390	$3,229
Product revenue	-	567	-
Total revenue	2,606	4,957	3,229
Cost of revenue
Cost of service and license revenue(1)	2,112	3,240	2,312
Cost of product revenue	-	465	-
Total cost of revenue	2,112	3,705	2,312
Gross margin	494	1,252	917
Operating expenses:
Selling, general and administrative(1)	6,573	4,548	6,207
Research and development(1)	-	-	86
Total operating expenses	6,573	4,548	6,293
Loss from operations	(6,079)	(3,296)	(5,376)
Interest and other income	561	284	1,083
Net loss	(5,518)	(3,012)	(4,293)
Net loss attributable to noncontrolling interest	(86)	(50)	-
Net loss attributable to Hoku Corporation	$(5,432)	$(2,962)	$(4,293)
Basic net loss per share attributable to Hoku Corporation	$(0.23)	$(0.15)	$(0.26)
Diluted net loss per share attributable to Hoku Corporation	$(0.23)	$(0.15)	$(0.26)
Shares used in computing basic net loss per share	23,548,244	20,325,433	16,656,000
Shares used in computing diluted net loss per share	23,548,244	20,325,433	16,656,000

(1) Includes stock-based compensation as follows:
Cost of service, license and product revenue	$8	$14	$42
Selling, general and administrative	830	1,202	954
Research and development	-	-	72

See accompanying notes to financial statements.

HOKU CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY AND COMPREHENSIVE LOSS
(in thousands, except share data)

	Hoku Corporation’s Stockholders’ Equity
	Shares of Common Stock	Common Stock	Warrants	Addit- ional Paid-in Capital	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Loss	Non controlling Interest	Total Equity	Compre- hensive Loss

Balances as of March 31, 2007	16,503,931	$17	—	$33,396	$(7,914)	$(5)	—	$25,494	$(2,740)

Net loss	—	—	—	—	(4,293)	—	—	(4,293)	$(4,293)
Stock-based compensation	—	—	—	620	—	—	—	620	—
Unrealized gain or loss on available-for-sale securities	—	—	—	—	—	5	—	5	5
Exercise of common stock warrants and options	112,165	—	—	92	—	—	—	92	—
Grants of stock awards	276,805	—	—	739	—	—	—	739	—
Private investment in public equity proceeds	2,893,519	3	—	24,997	—	—	—	25,000	—
Private investment in public equity costs			—	(1,662)			—	(1,662)
Balances as of March 31, 2008	19,786,420	$20	—	$58,182	$(12,207)	$—	—	$45,995	$(4,288)
Contributions from noncontrolling interest	—	—	—	—	—	—	50	50	—
Net loss	—	—	—	—	(2,962)	—	(50)	(3,012)	(3,012)
Stock-based compensation	—	—	—	1,077	—	—	—	1,077	—
Exercise of common stock	61,710	—	—	76	—	—	—	76	—
Grants of stock awards	83,233	—	—	203	—	—	—	203	—
Proceeds related to shelf registration	1,160,716	1	—	6,727	—	—	—	6,728	—
Costs related to shelf registration	—	—	—	(516)	—	—	—	(516)	—
Private investment in public equity costs	—	—	—	31	—	—	—	31	—
Balances as of March 31, 2009	21,092,079	$21	—	$65,780	$(15,169)	$—	—	$50,632	$(3,012)
Contributions from noncontrolling interest	—	—	—	—	—	—	3,626	3,626	—
Net loss	—	—	—	—	(5,432)	—	(86)	(5,518)	(5,518)
Stock-based compensation	—	—	—	379	—	—	—	379	—
Exercise of common stock	111,501	—	—	23	—	—	—	23	—
Grants of stock awards	270,810	—	—	515	—	—	—	515	—
Issuance of Tianwei shares	33,379,287	33	—	49,967	—	—	—	50,000	—
Costs related to Tianwei investment	—	—	—	(1,916)	—	—	—	(1,916)	—
Issuance of warrant to Tianwei			12,884				—	12,884	—
Balances as of March 31, 2010	54,853,677	$54	12,884	$114,748	$(20,601)	$—	3,540	$110,625	$(5,518)

See accompanying notes to financial statements.

HOKU CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(5,518)	$(3,012)	$(4,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	286	66	143
Impairment of production and research equipment, inventory and equipment held for sale	39	3	103
Stock-based compensation	838	1,216	1,068
Loss on sale of inventory	—	—	285
Loss (gain) on sale of property and equipment	—	(550)	47
Changes in operating assets and liabilities:
Accounts receivable	171	(307)	264
Costs of uncompleted contracts	15	(54)	664
Inventory	616	(746)	1,297
Equipment held for sale	—	26	(58)
Prepaid expenses	(630)	986	(3,250)
Other assets	—	—	803
Accounts payable and accrued expenses	(615)	(2,349)	2,895
Deferred revenue	(778)	748	(954)
Deposits- Hoku Solar	(158)	158	—
Other current liabilities	(242)	(1,374)	332
Net cash used in operating activities	(5,976)	(5,189)	(654)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	57,743	112,055	57,702
Purchases of short-term investments	(57,743)	(110,063)	(42,300)
Decrease in restricted cash	—	2,575	—
Payment of property and equipment expenditures	(98,835)	(138,600)	(28,039)
Disposition of property and equipment	1	5,468	62
Net cash used in investing activities	(98,834)	(128,565)	(12,575)

Cash flows from financing activities:
Costs related to Tianwei investment	(2,191)	—	—
Contributions from noncontrolling interest	3,626	50	—
Proceeds from notes payable	50,000	—	—
Proceeds from shelf registration stock sales	—	6,728	—
Costs from shelf registration and related stock sales	—	(485)	—
Proceeds from private investment in public equity	—	—	25,000
Private investment in public equity costs	—	—	(1,662)
Net issuance of restricted stock awards	(69)	—	—
Exercise of common stock options	23	76	92
Proceeds from long-term debt (deposits - Hoku Materials)	43,000	117,000	15,000
Net cash provided by financing activities	94,389	123,369	38,430

Net increase (decrease) in cash and cash equivalents	(10,421)	(10,385)	25,201
Cash and cash equivalents at beginning of year	17,383	27,768	2,567

Cash and cash equivalents at end of year	$6,962	$17,383	$27,768

Supplemental disclosure of non-cash activities:
Issuance of warrant related to Tianwei investment	12,884	—	—
Acquisition of property and equipment	$22,366	$37,282	$2,934

See accompanying notes to financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies and Practices

(a)	Description of Business

Hoku Corporation is a materials science company focused on clean energy technologies. The Company was incorporated in Hawaii in March 2001, as Pacific Energy Group, Inc.  In July 2001, the Company changed its name to Hoku Scientific, Inc. In December 2004, the Company was reincorporated in Delaware.  In March 2010, the Company changed its name from Hoku Scientific, Inc. to Hoku Corporation.

The Company originally focused its efforts on the design and development of fuel cell technologies, including its Hoku membrane electrode assemblies, or MEAs, and Hoku Membranes. In May 2006, the Company announced its plans to form an integrated photovoltaic, or PV, module business, and its plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, at its polysilicon manufacturing plant in Pocatello, Idaho, or the Polysilicon Plant.  In fiscal 2007, the Company reorganized its business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells.  In February and March 2007, the Company incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly owned subsidiaries to operate its polysilicon and solar businesses, respectively. During fiscal 2010, the Company had limited activity in its fuel cell business, as such, during fiscal 2011, the Company plans to further assess its opportunities to grow this business or whether it may be appropriate to discontinue operations in Hoku Fuel Cells.

(b)	Basis of Presentation

The Company has incurred operating losses in recent years as the Company has redirected its efforts to focus on the development of its polysilicon and solar businesses.  The Company's current operating plan anticipates raising cash over the next year through a combination of debt and/or equity offerings and possibly new customer contracts to enable the continued construction of the Polysilicon Plant.  Delays in securing financing could result in the Company failing to meet the contractual obligations included in its polysilicon supply agreements.  A termination of any of the Company's polysilicon supply agreements could require the Company to refund prepayments already received to-date.  Based on the current level of capital available to us, including the recently secured $28.3 million credit agreement; if the Company is unable to generate revenue, secure additional financing or structure credit terms with its vendors, the Company will be forced to curtail construction of the Polysilicon Plant at the end of July 2010 in order to continue as a going concern. If the Company curtails construction at the end of July 2010, the current level of capital is expected to be sufficient to fund operations through at least March 31, 2011.  However, the Company needs to acquire additional financing to continue construction and sustain operations subsequent to March 31, 2011.  Although the Company cannot assure the reader that such additional sources of financing will be available at acceptable terms, the implementation of a cost reduction program will help to reduce the Company’s capital requirements.  In addition, Tianwei has represented that it has the ability and the intent to provide, or make necessary arrangements with others to provide, ongoing operating funds to the Company to ensure the Company’s continuity as a going concern. However, an inability by the Company to reduce costs or expenditures or obtain sufficient capital to fund its operations would have a material adverse affect on the Company and the Company’s ability to complete construction of the Polysilicon Plant, and could impact its ability to continue as a going concern subsequent to March 31, 2011.

(c)	Principles of Consolidation

The consolidated financial statements include the accounts of Hoku Corporation and all wholly owned subsidiaries, after elimination of significant intercompany amounts and transactions and Hoku Solar Power I, LLC, or Power I, as discussed in Note 12.

(d)	Segment Information

The Company has three operating segments in two industries: Fuel Cell and Solar. The Fuel Cell industry is comprised of the fuel cell segment.  The Solar industry is comprised of the PV system installation and the polysilicon production segments.  The Company reports segment information in the same way that the chief operating decision maker assesses segment performance. Additional information regarding these segments is found in Note 13.

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

The Company has also provided testing and engineering services to customers pursuant to milestone-based contracts that are not multi-element arrangements. These contracts sometimes provided for periodic invoicing as it completes a milestone. Customer acceptance is usually required prior to invoicing. The Company recognized revenue for these arrangements under the completed contract. Under the completed-contract method, the Company deferred the contract fulfillment costs and any advance payments received from the customer and recognized the costs and revenue in its statement of operations once the contract was complete and the final customer acceptance, if required, had been obtained.

Revenue from the sale of electricity generated from the Company’s PV systems is based on kilowatt usage and is recognized in accordance with its power purchase agreements, or PPAs.

The Company charges the appropriate Hawaii general excise tax to its customers.  The taxes collected from sales are excluded from revenues and recorded as a payable.

(g)	Cost of Uncompleted Contracts

Cost of uncompleted contracts represents services performed and/or materials used towards completing customer contracts.   Based on the Company’s revenue recognition policy, these services and/or materials cannot be recognized as contract costs, and are deferred until the related revenue can be recognized. As of March 31, 2010 and 2009, cost of uncompleted contracts was $93,000 and $108,000, respectively, related to PV system installation contracts and related services.

(h)	Concentration of Credit Risk

Significant customers represent those customers that account for more than 10% of the Company’s total revenue or accounts receivable. Revenue and revenue as a percentage of total revenue and accounts receivable and accounts receivable as a percentage of total accounts receivable for significant customers were as follows:

	Revenue
	Fiscal Year Ended March 31,
	2010		2009		2008
Customer	$	%	$	%	$	%
	(dollars in thousands)
Namalu LLC	790	30	—	—	—	—
Nan, Inc.	685	26	—	—	—	—
Henkels & McCoy	498	19	—	—	—	—
State of Hawaii Department of Transportation	389	15	—	—	—	—
Paradise Beverages	—	—	3,094	62	987	31
Resco, Inc.	—	—	655	13	—	—
U.S. Navy – Naval Air Warfare Center
Weapons Division	—	—	—	—	1,337	41
Hardware Hawaii	—	—	—	—	385	12

	Accounts Receivable
	March 31,
	2010		2009
Customer	$	%	$	%
	(dollars in thousands)
Nan, Inc.	198	80	—	—
Namalu LLC	—	—	323	77
State of Hawaii Department of Transportation	44	18	—	—
D.R. Horton	—	—	71	17
Hardware Hawaii	—	—	—	—

(i)	Cash and Cash Equivalents

The Company considers money market, savings and checking accounts as cash and cash equivalents. All other investments, including those with maturities of three months or less are considered short-term investments. The Company had no outstanding investments as of March 31, 2010 and 2009.

(j)	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company had no allowance for doubtful accounts as of March 31, 2010 and 2009 and did not record bad debt expense in the periods presented.

When necessary, allowances for doubtful accounts represent the Company’s best estimate of the amount of probable credit losses in the Company’s accounts receivable. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  As of March 31, 2010, there were balances 90 days past due from the State of Hawaii Department Transportation in the amount of $6,120.  However, the Company believes the amounts will be paid and no allowance for doubtful accounts is necessary at this time.

(k)	Inventory

Inventory is stated at the lower of average cost or market and consists of raw materials, work-in-progress and finished goods.

(l)	Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful life of the asset. For leasehold improvements, amortization is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.

Estimated useful lives of the Company’s assets are as follows:

Building	39 years
PV solar systems	20 years
Research equipment	4-7 years
Office equipment and furniture	5-7 years
Production equipment	7 years
Automobile	5 years

The Company evaluates the assets for impairment on a periodic basis or when indicators of impairment may be present.

(m)	Income Taxes

Income taxes are accounted for under the asset and liability method, which establishes financial accounting and reporting standards for the effect of income taxes. The Company recognizes federal and state current tax liabilities or assets based on the Company’s estimate of taxes payable to or refundable by each tax jurisdiction in the current fiscal year.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company also records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.  Accordingly, the Company continues to provide a valuation allowance against its net deferred tax assets as of March 31, 2010.

(n)	Net Loss per Share

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

The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the denominator used in the computation of basic and diluted net loss per share:

	Fiscal Year Ended March 31,
	2010	2009	2008
	(in thousands, except share and per share data)
Numerator:
Net loss	$(5,432)	$(2,962)	$(4,293)
Denominator:
Weighted average shares of common stock (basic)	23,548,244	20,325,433	16,656,000
Effect of Dilutive Securities
Add:
Weighted average convertible preferred shares	—	—	—
Weighted average stock options and warrants	—	—	—

Weighted average shares of common stock (diluted)	23,548,244	20,325,433	16,656,000

Basic net income (loss) per share	$(0.23)	$(0.15)	$(0.26)

Diluted net income (loss) per share	$(0.23)	$(0.15)	$(0.26)

Due to the Company’s net losses in the fiscal years ended March 31, 2010, 2009 and 2008, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share. Potential dilutive securities included options to purchase 72,711, 162,318 and 239,218 shares of common stock as of March 31, 2010, 2009 and 2008, respectively.  In addition, Tianwei has a warrant to purchase up to 10,000,000 shares of common stock at a per share exercise price equal to $2.52.

(o)	Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method, whereby the fair value of stock options and/or restricted stock awards granted to our employees and non-employees is determined using the Black-Scholes pricing model. The Black-Scholes pricing model requires the input of several subjective assumptions including the expected life of the option/restricted stock award and the expected volatility of the option/restricted stock award at the time the option/restricted stock award is granted. The fair value of our option/restricted stock award, as determined by the Black-Scholes pricing model, is expensed over the requisite service period, which is generally  three to five years for stock options and varies between one and five years for restricted stock awards.

(p)	Advertising and Marketing Expenses

The Company expenses advertising and marketing expenditures as they are incurred.  For the fiscal years ending March 31, 2010, 2009 and 2008, advertising and marketing expenses were $85,000, $59,000 and $3,000, respectively.

(q)	Guarantees and Indemnifications

The Company has entered into PV system installation contracts which warrant the installation against defects in workmanship, generally for a period of one year from the date of installation.  There were no accruals for or expenses related to the warrants for any period presented.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in that capacity. The term of the indemnification period is equal to the officer’s or director’s lifetime. The Company has also entered into additional indemnification agreements with its officers and directors in connection with the initial public offering. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2010 and 2009.

In connection with the closing of the investment transaction with Tianwei New Energy Holdings Co., Ltd., or Tianwei, the Company increased the size of its board of directors to consist of seven directors, four of whom have been designated by Tianwei, or the Tianwei Nominees. The Company has entered into indemnification agreements with each of the four Tianwei Nominees, similar to those agreements entered into at the time of the Company’s initial public offering.

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

(r)	Notes Payable and Warrant (Tianwei financing transaction)

The Company entered into a definitive agreement providing for a majority investment in the Company by Tianwei, and debt financing by Tianwei through China Construction Bank as agent, for the construction and development of the Polysilicon Plant.  In December 2009, the investment transaction was completed and the Company issued to Tianwei 33,379,287 shares of its common stock, representing approximately 60% of the Company's fully-diluted outstanding shares. The existing polysilicon supply agreements with Tianwei were amended such that $50.0 million of an aggregate of $79.0 million in secured prepayments previously paid by Tianwei to the Company was converted into the 33,379,287 shares of the Company’s common stock.  The Company also granted to Tianwei a warrant to purchase an additional 10 million shares of the Company’s common stock.

The accounting of the warrant and debt was based on their relative fair values and in proportion to the $50.0 million in loan proceeds.   The fair value of the warrant was calculated using the Black-Scholes option pricing model and the fair value of the debt was based on the present value of cash flows, discounted at the estimated market interest rate.  The $12.9 million fair value attributed to the warrants was recorded as an increase to stockholders’ equity and an offsetting discount to the debt, to be amortized over the two year term of the debt, using the effective interest method, and capitalized to the cost of construction of the Polysilicon Plant.  Cash interest paid on the outstanding balance of the debt will also be capitalized to the cost of construction of the Polysilicon Plant.

(s)	Recently Issued Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162, which is now referenced as FASB ASC 105-10-05 under the new codification system.  The FASB Accounting Standards Codification (Codification) has become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The Company adopted the new standard, effective September 15, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, currently referenced as FASB ASC 855-10-50, which requires that the Company specify the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.    In preparing the accompanying unaudited financial statements, the Company’s management has evaluated subsequent events through July 14, 2010, which is the date that the financial statements were filed.

(t)	Reclassification

Certain prior period amounts have been reclassified to conform to current period classifications.

(2)	Fair Value of Assets and Liabilities

Under existing guidance, fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, a three-tier fair value hierarchy prioritizes the inputs used in measuring fair value as follows:

   Level 1 –   Observable inputs such as quoted prices in active markets;

   Level 2 –   Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

   Level 3 –   Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumption.

As of March 31, 2010 and 2009, the Company held the following assets that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,548	$1,548	$—	$—
Total assets measured at fair value	$1,548	$1,548	$—	$—

	Fair Value Measurements as of March 31, 2009
	Total	Level 1	Level 2	Level 3
Cash equivalents	$16,743	$16,743	$—	$—
Total assets measured at fair value	$16,743	$16,743	$—	$—

There were no assets or liabilities that are required to be measured at fair value on a non-recurring basis.

(3)    Property, Plant and Equipment

As of March 31, 2010 and 2009, property, plant and equipment consisted of the following:

	March 31,
	2010	2009
	(in thousands)
Construction in progress- Idaho plant and equipment	$282,611	$199,338
PV solar systems	5,559	5,096
Production equipment	108	108
Office equipment and furniture	109	115
Automobile	98	98

	288,485	204,755
Less accumulated depreciation and amortization	(510)	(230)

Property, plant and equipment, net	$287,975	$204,525

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

In assessing the recoverability of its long-lived assets, the Company compared the carrying value to the undiscounted future cash flows the assets are expected to generate.  As the total of the undiscounted future cash flows was less than the carrying amount of the assets, the Company wrote down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value was determined based on discussions with third-party equipment providers.  During fiscal year 2009, the Company sold its corporate headquarters for an aggregate purchase price of $5.8 million, resulting in a gain on the sale of approximately $550,000.  During fiscal 2010, the Company had no write-down of its property, plant or equipment.

The Company granted security interests to each of Wuxi Suntech Power Co., Ltd., Solarfun Power Hong Kong Limited, Shanghai Alex New Energy Co., Ltd., Tianwei, Jinko Solar Co., Ltd., and Wealthy Rise International, Ltd. (Solargiga), in all of its tangible and intangible assets related to its polysilicon business to serve as collateral for its obligation to repay the remaining amount of each customer’s respective prepayments made as of the date of any termination and that has not been applied to the purchase price of polysilicon delivered under the respective contract should the respective customer elect to terminate the contract under certain circumstances. Such security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the polysilicon production facility and pari passu with security interests granted to each of the Company’s other long-term polysilicon supply customers. The security interest will continue until all prepayments have been credited against the shipment of product, and only with respect to the amount of prepayment that has not been so credited.

In fiscal 2010, Tianwei also loaned the Company $50.0 million.  Pursuant to the loan agreement, the Company has pledged a security interest in all of its assets to Tianwei.

As of March 31, 2010 and 2009, the Company had no physical assets located outside of the United States, except for $1.9 million in cash in a bank account in China.

(4)	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following (in thousands of dollars):

	Fiscal Year Ended March 31,
	2010	2009
	(in thousands)
Capital expenditures	$22,366	$37,282
Operating expenditures	294	909
Total accounts payable and accrued expenses	$22,660	$38,191

The capital expenditures pertain primarily to the construction of the Polysilicon Plant and equipment additions that the Company is currently constructing in Pocatello, Idaho.

(5)	Long-term Debt (Deposits - Hoku Materials)

The Company has entered into various supply agreements with customers for the sale and delivery of polysilicon over specified periods of time.  Under the supply agreements, customers are generally required to pay to the Company cash deposits as a prepayment for future product deliveries.  These payments are for the future deliveries of polysilicon and will be applied over various terms of the agreements.  At such time as the Company begins to deliver polysilicon pursuant to each customer’s respective contract and the Company is assured that the polysilicon has been accepted under the terms of the respective contract, the related deposits will be reclassified to deferred revenue.

As of March 31, 2010 and 2009, the Company had $127.0 million and $134.0 million, respectively, related to prepayments received under its various polysilicon supply agreements.  In December 2009, the investment transaction with Tianwei was completed and the existing polysilicon supply agreements were amended such that $50.0 million of an aggregate of $79.0 million in secured prepayments previously paid by Tianwei to the Company was converted  into shares of the Company’s common stock.  The prepaid amounts from each customer that are expected to be applied to future product deliveries after March 31, 2011 have been reflected in the consolidated balance sheets as Long-term debt (Deposits - Hoku Materials).

Under the terms of the various long-term polysilicon supply agreements with its customers, the Company is generally required to refund these prepayments, in each case, if the customer terminates the respective supply agreement under certain circumstances, which generally include, but are not limited to, bankruptcy, failure to commence shipments of polysilicon by specified dates, repeated failure to deliver a specified quality of product, and/or failure to meet other milestones.  The Company has granted security interests to each of its customers in all of the Company’s tangible and intangible assets related to its polysilicon business to serve as collateral for the Company’s obligation to repay the remaining amount of each of its customer’s respective prepayments made as of the date of any termination that has not been applied to the purchase price of polysilicon previously delivered under the respective contract. Such security interests are subordinate to Tianwei.  The following is a summary of prepayments received as of March 31, 2010:

Customer	Prepayment (in thousands)
Solarfun Power Hong Kong Limited	$49,000
Tianwei New Energy (Chengdu) Wafer Co., Ltd.	29,000
Jiangxi Jinko Solar Co., Ltd.	20,000
Shanghai Alex New Energy Co., Ltd.	20,000
Wealthy Rise International, Ltd.	7,000
Wuxi Suntech Power Co., Ltd.,	2,000
$127,000

Based on existing terms of the various long-term polysilicon supply agreements as of March 31, 2010, the $127.0 million of customer prepayments would be credited against future product deliveries in the fiscal years ending March 31, 2011 through 2015 and thereafter as indicated in the following table.

Application of
Customer Deposit
Fiscal Year Ending	$000s
2011	$11,134
2012	26,454
2013	22,539
2014	13,256
2015	11,656
Thereafter	41,961
$127,000

(6)     Notes Payable and Warrants

As of March 31, 2010, the Company has $50.0 million in notes payable to Tianwei. The Company received the first tranche of $20.0 million in January 2010 and received the second tranche of $30.0 million in March 2010.  The notes bear an annual interest rate of 5.94% and have a term of two years.  Pursuant to the loan agreement, the Company has pledged a security interest in all of its assets to Tianwei.  The $20.0 and $30.0 million in loan proceeds become due in January and March 2012, respectively, with no penalty for earlier prepayment of principal, and interest payments are due quarterly.

As part of the financing agreement, the Company also granted to Tianwei a warrant to purchase an additional 10 million shares of the Company’s common stock.  The terms of the warrant include: (i) a per share exercise price equal to $2.52; (ii) an exercise period of seven years; and (iii) provision for a cashless, net-issue exercise.

The accounting of the warrant and debt was based on their relative fair values and calculated to be $12.9 million and $37.1 million, respectively, in proportion to the $50.0 million in loan proceeds.  The fair value of the warrant was calculated using the Black-Sholes option pricing model, and the fair value of the debt was based on the present value of cash flows, discounted at a 7% interest rate.

The Company has recorded approximately $1.2 million in transaction costs and $12.9 million of related fair value of the warrants as deferred costs of debt financing totaling $14.1 million.  As of March 31, 2010, $12.9 million has been reclassified as a discount on the debt and $1.2 million has been deferred as cost of debt financing.  The deferred cost of debt financing and discount on the debt are amortized  over the two year term of the $50.0 million in notes payable, using the effective interest method, and capitalized as construction in progress related to the polysilicon production facility.  As of March 31, 2010, the Company has made interest payments of $259,000 and has capitalized $991,000 of debt financing costs from interest charges and amortization of discount and deferred financing to construction in progress.

In May 2010, the Company entered into a $20.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd, or China Merchants Bank.  The Company borrowed the entire $20.0 million in May 2010 and this principal amount of the loan and any unpaid interest must be paid in full two years after the effective date of the credit agreement.  The Company may prepay the loan at any time without penalty.  Funds provided pursuant to the credit agreement are for general corporate purposes, including capital expenditures related to the Polysilicon Plant.  The loan under the credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The Company is also assessed  a facility fee of ½ percent of the total loan amount, or $100,000 per annum.  Interest is due quarterly, and the $20.0 million in loan proceeds is due in May 2012 with no penalty for earlier prepayment of principal.

On June 30, 2010, the Company entered into a $28.3 million credit agreement with the New York branch of China Construction Bank. The agreement provides for a loan in an aggregate principal amount not to exceed $28.3 million, which must be borrowed within 90 days of the Company satisfying certain customary closing conditions.  These closing conditions have subsequently been satisfied.  The principal amount of the loan and any unpaid interest thereon must be paid in full by June 2012.  The Company may prepay the loan, in whole or in part, at any time without penalty.  Funds provided pursuant to the credit agreement are for the purpose of completing the development and construction of the Polysilicon Plant. The loan under the credit agreement is secured by a standby letter of credit drawn by Tianwei and issued by the Sichuan branch of China Construction Bank in favor of the New York branch of China Construction Bank.  The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 1.875% or, at the election of the Company and if the bank agrees, any portion of the loan that is not less than $1,000,000 may bear interest at an annual rate equal to the highest “Prime Rate” as published in the “Money Rates” column of the Eastern Edition of the Wall Street Journal from time to time.  The Company will pay a facility fee of $70,750 and a commitment fee, which will be determined by multiplying the average daily balance of the un-utilized portion of the maximum loan amount during the 90 day available period by 1.875% per annum.

In connection with the credit agreements with the New York branch of China Merchants Bank and the New York branch of the China Construction Bank, we agreed to reimburse Tianwei for interest, fees and expenses incurred pursuant to, or in connection with negotiating or performing, the stand-by letter of credits drawn to secure our obligations, which amounts are unknown at this time.

(7)	Income Taxes

There was no income tax provision or benefit and no payments for federal and state income taxes in fiscal years 2010, 2009 and 2008.

A reconciliation of the U.S. statutory tax rate to the effective tax rate for the fiscal years ended March 31, 2010, 2009 and 2008 is as follows:

	Fiscal Year Ended March 31,
	2010	2009	2008
	(in thousands)
Expected tax benefit	$1,876	$1,025	$1,460
State tax benefit, net of federal benefit	221	120	172
Non-deductible stock-based compensation	(31)	(123)	(353)
Change in valuation allowance	(2,025)	(1,043)	(1,297)
Book income of Power I attributable to noncontrolling interest	(33)	(19)
Other	(8)	40	18

Income tax benefit	$-	$-	$-

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. A summary of the tax effects of the temporary differences is as follows:

	Fiscal Year Ended March 31,
	2010	2009
	(in thousands)
Deferred tax assets:
Federal tax credits	$424	$424
Stock-based compensation	465	358
Fixed assets and inventory	31	195
Joint venture activity		22
Net operating loss carryforwards	5,262	2,546
Total deferred tax assets	6,182	3,545
Less valuation allowance for deferred tax assets	(5,570)	(3,545)
Net deferred tax assets	612	-
Deferred tax liabilities	(612)	-
Net deferred taxes	$-	$-

The Company’s ultimate realization of deferred tax assets depends upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company has continued to provide a valuation allowance against its net deferred tax assets as of March 31, 2010.

The valuation allowance for deferred tax assets increased by approximately $2.0 million for the fiscal year ended March 31, 2010 and increased by approximately $1.0 million for fiscal year ended March 31, 2009.  The increase in the valuation allowance is due primarily to current year operating losses incurred by the Company.

The Company has not identified any material unrecognized tax benefits as of March 31, 2010.  Any interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments will be recorded as components of income tax expense.

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

As of March 31, 2010, the Company had cumulative net operating losses, or NOLs, of approximately $15.5 million and $13.5 million for federal and state tax purposes, respectively. If not utilized, the federal and state NOL carryforwards will begin to expire in the fiscal year ending March 31, 2027. The Company’s utilization of these NOL carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in the Company’s ownership structure. These annual limitations may result in the expiration of NOL carryforwards prior to utilization.

The Company has approximately $424,000 of federal R&E tax credits as of March 31, 2010, which, if not utilized, will begin to expire in the fiscal year ending March 31, 2023.

(8)	Stockholders’ Equity

(a)	Reincorporation

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

As of March 31, 2010, the Company is authorized to issue 5,000,000 and 100,000,000 shares of preferred and common stock, respectively, each with a par value of $0.001.

In February 2008, the Company issued 2,893,519 shares of its common stock pursuant to a Securities Purchase Agreement, by and among the Company and certain institutional investors, and a wholly owned subsidiary of Suntech Power Holdings Co., Ltd.  The wholly owned subsidiary of Suntech Power Holdings Co., Ltd acquired 2,314,815 of the Company’s common stock.  The Company received aggregate gross proceeds of approximately $25.0 million from the sale of the common stock which it used to fund the construction of its Polysilicon Plant.

In June 2008, the Company sold registered shares of its common stock pursuant to the Equity Distribution Agreement, or the EDA, with UBS Securities LLC, or UBS, in which we had raised gross aggregate proceeds of $6.9 million, less broker fees, commissions, and expenses, from the public offer and sale of an aggregate of 1,160,716 shares of common stock.

In December 2009, the Company consummated an agreement providing for a majority investment in the Company by Tianwei, and debt financing by Tianwei through China Construction Bank as agent, for the construction and development of the Polysilicon Plant.  The Company issued to Tianwei 33,379,287 shares of its common stock, representing approximately 60% of the Company's fully-diluted outstanding shares. Tianwei is restricted from transferring directly or indirectly 23,365,501, or 70%, of the shares to any third party until the first anniversary of the closing date of the agreement.  The Company also granted to Tianwei a warrant to purchase an additional 10 million shares of the Company’s common stock. The terms of the warrant include: (i) a per share exercise price equal to $2.52; (ii) an exercise period of seven years; and (iii) provision for a cashless, net-issue exercise.

The Company has reserved the shares of common stock for future issuance at March 31, 2010 and 2009 as follows:

	Fiscal Year Ended March 31,
	2010	2009
Stock options and awards outstanding	382,705	505,445
Stock options and awards available for future grants	1,302,701	1,038,171
	1,685,406	1,543,616

(c)	Stock Options and Awards

The Company had initially authorized 1,866,666 shares of common stock for issuance under the Company’s 2002 Stock Plan, 2005 Equity Incentive Plan, 2005 Non-Employee Directors Stock Option Plan and Calendar Year 2005 Executive Incentive Compensation Plan. The Company authorized additional shares of common stock for issuance under the 2005 Non-Employee Directors Stock Option Plan and Calendar Year 2005 Executive Incentive Compensation Plan by 95,513, 153,331, and 211,822 in August 2009, June 2008 and July 2007, respectively.  In addition, at the Company’s Fiscal 2009 Annual Meeting held in March 2010, the Company’s stockholders approved additional shares of common stock for issuance under the 2005 Non-Employee Directors Stock Option Plan and Calendar Year 2005 Executive Incentive Compensation Plan by 428,590.  As of March 31, 2010, the total authorized shares of commons stock for issuance was 2,755,922.

Stock options issued generally vest over three to five years with an exercise price equal to the fair market value at the date of grant. The options also typically have a ten-year contractual term. Stock awards that are unrestricted are generally fully-vested stock awards when issued. Restricted stock awards grant the holder voting rights on the date of issuance and generally vest over one to five years with a $0 exercise price.

The following table summarizes stock option and award activity for fiscal years ended March 31, 2008, 2009, and 2010:

		Options Outstanding
	Options and Awards Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances as of March 31, 2007	1,043,996	668,381	$1.71
Authorized	211,822	—
Granted	(19,998)	19,998	$10.39
Exercised	—	(112,165)	$0.82
Cancelled	11,723	(11,723)	$1.24
Restricted stock awards granted	(210,100)	—
Stock awards granted	(66,706)	—
Balances as of March 31, 2008	970,737	564,491	$2.20
Authorized	153,331	—
Granted	(19,998)	19,998	$5.55
Exercised	—	(61,710)	$1.23
Cancelled	17,334	(17,334)	$3.78
Restricted stock awards granted	(89,150)	—
Restricted stock awards cancelled	12,280	—
Stock awards granted	(6,363)	—
Balances as of March 31, 2009	1,038,171	505,445	$2.40
Authorized	524,103	—
Granted	—	—
Exercised	—	(111,501)	$.21
Cancelled	11,239	(11,239)	$2.65
Restricted stock awards granted	(308,500)	—
Restricted stock awards cancelled	10,000	—
Restricted stock awards forfeited	27,688	—
Balances as of March 31, 2010	1,302,701	382,705	$3.03

The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2009 and 2008 was $5.55 and $10.39, respectively and no options were granted during fiscal year 2010. The total intrinsic value of options exercised during the fiscal years ended March 31, 2010, 2009 and 2008 was $281,000, $296,000 and $892,000, respectively. As of March 31, 2010, there was $671,000 of total unrecognized compensation cost related to nonvested stock-based compensation under the 2002 Stock Plan and 2005 Equity Incentive Plan combined; that cost is expected to be recognized over the respective vesting period.

To date, cancelled shares are a result of forfeitures rather than the expiration of options.

The following table summarizes options outstanding and exercisable as of March 31, 2010:

Options Outstanding and Exercisable
(dollars in thousands except for per share data)
Price Range	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.075 - $0.15	27,278
$0.375	43,667
$0.525	1,766
$2.60	180,000
$2.75 - $3.00	29,000
$3.93	13,332
$4.50	46,666
$5.55	19,998
$5.68	1,000
$10.39	19,998

	382,705	5.98	$3.03	$0

The following table summarizes options vested and exercisable as of March 31, 2010:

Options Vested and Exercisable
(dollars in thousands except for per share data)
Price Range	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.075 - $0.15	27,278
$0.375	43,667
$0.525	1,766
$2.60	99,999
$2.75 - $3.00	25,850
$3.93	13,332
$4.50	46,666
$5.55	—
$5.68	616
$10.39	9,999

	269,173	5.64	$2.70	$0

The following table summarizes the number of stock options and restricted stock shares as of March 31, 2010 and 2009 and changes during the fiscal years ended March 31, 2010 and 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at March 31, 2008	435,210	$4.16
Granted	109,148	$7.28
Vested	(198,723)	$4.34
Cancelled	(29,614)	$2.21

Nonvested at March 31, 2009	316,021	$4.70
Granted	308,500	$2.18
Vested	(241,584)	$3.28
Cancelled	(21,239)	$2.72

Nonvested at March 31, 2010	361,698	$3.59

Stock-based awards are measured at the fair value of the equity instruments issued using the Black-Scholes option pricing model. The fair value of stock options granted is charged to expense over the requisite period. The fair value of options vested was $792,000, $862,000 and $626,000 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.

Cash received from option exercises for the years ended March 31, 2010, 2009 and 2008 was $23,000, $76,000 and $92,000, respectively. There were no tax benefits realized for the tax deductions from the exercise of stock options and issuance of stock awards for the fiscal years ended March 31, 2010, 2009 and 2008.

(d)	Stock-based Compensation

Stock Options.  The Company granted options to purchase 19,998 shares of common stock during each fiscal year ended March 31, 2009 and 2008 and no shares in fiscal year 2010 under the Company’s 2005 Equity Incentive Plan. The Company recorded stock-based compensation expense of $347,000, $585,000 and $578,000 during the fiscal years ended March 31, 2010, 2009 and 2008, respectively. The stock-based compensation expense excludes $7,000 and $26,000 which was capitalized to cost of uncompleted contracts and construction in progress, respectively, during fiscal year ended March 31, 2010. The stock-based compensation expense excludes $14,000 and $29,000 which was capitalized to cost of uncompleted contracts and construction in progress, respectively, during fiscal year ended March 31, 2009. The stock-based compensation expense excludes $13,000 and $30,000 which was capitalized to cost of uncompleted contracts and construction in progress, respectively, during fiscal year ended March 31, 2008.

The fair value of the stock options granted during fiscal 2009 and 2008 years is calculated using the Black-Scholes option pricing model.  The assumptions used to estimate fair value included:

	Fiscal Years Ended March 31,
	2009	2008
Risk-free interest rate	1.71% -3.23%	4.20%
Dividend yield	None	None
Expected volatility	100%	100%
Expected life (in years)	2.0 - 6.5	6.5

The risk-free interest rate is based on the market yield of U.S. Treasury securities with a five year constant maturity at the time of grant.  The Company has not issued any dividends to date and a volatility of 100% was assumed based on historical prices.  The expected life is based on the average of the vesting and expiration term. The vesting term of options granted is generally three or five years and the contractual term is generally ten years.

Stock-based compensation expense is recognized on a straight-line basis as the stock options vest. The expected forfeiture rate was 15%, 15% and 30% for fiscal 2010, 2009 and 2008, respectively.  The expected forfeiture rates are applied against stock-based compensation expense, based on the Company’s historical experience. The Company recognized additional charges of approximately $27,000, $206,000 and a credit of approximately $76,000 related to stock option expense for the difference in actual forfeitures and the expected forfeiture rate used in fiscal years 2010, 2009 and 2008, respectively.

Stock Awards. During the fiscal year ended March 31, 2010, the Company granted 308,500 restricted shares of common stock. The Company recorded stock-based compensation expense of $483,000 related to the restricted stock awards granted during fiscal year ended March 31, 2010, which excluded $1,000 and $100,000 that was capitalized to cost of uncompleted contracts and construction in progress, respectively. During the fiscal year ended March 31, 2009, the Company granted 89,150 restricted shares of common stock. The Company recorded stock-based compensation expense of $134,000 related to the restricted stock awards granted during fiscal year ended March 31, 2009, which excluded $35,000 which was capitalized to construction in progress. During the fiscal year ended March 31, 2008, the Company granted 210,100 restricted shares of common stock, which includes 200,000 shares of restricted stock awarded to the Chief Executive Officer under the Fiscal Year 2008 Executive Incentive Compensation Plan. The Company recorded stock-based compensation expense of $438,000 and $447,000, respectively, in fiscal years 2009 and 2008 related to the restricted stock awards granted during fiscal year ended March 31, 2008 and there was no related stock-based compensation expense in fiscal year 2010.

During fiscal years ended March 31, 2010, 2009 and 2008, the Company granted 0, 6,363 and 66,706 fully-vested common stock awards, respectively.  The fully-vested stock awards were granted to our directors in fiscal year 2009, in accordance with the 2005 Equity Incentive Plan, and to executive officers in fiscal year 2008, in accordance with the 2007 Executive Incentive Compensation Plan.  Although the fully-vested stock awards related to the 2007 Executive Incentive Compensation Plan were granted in fiscal 2008, the Company accrued the expense in fiscal 2007. In fiscal 2009, the Company recorded stock-based compensation for all fully-vested stock awards of $45,000. There was no stock-based compensation recorded in fiscal 2010 and 2008 related to fully-vested stock awards.

(9)      Interest and Other Income

Interest and other income for fiscal 2010 was primarily comprised of the reversal of $255,000 of prior accruals for general excise tax reserves due to statute limitations and a foreign currency transaction gain of $219,000 related to Euros-based invoices unpaid as of March 31, 2010.  In addition, fiscal 2010 income included gains on the sale of fuel cell equipment of $40,000, interest income of $23,000 and a Hawaii State tax refund of $20,000.

Interest and other income for fiscal 2009 were primarily comprised of a gain on the sale of our fee simple interest in our real property and improvements of our corporate headquarters of $550,000 and interest income of $323,000.  In addition, the income of $172,000 was recognized for the reversal of prior accruals for general excise tax reserves due to statute limitations and the sale of fuel cell equipment of $87,000.  The income was offset by losses related to our foreign currency (Euro) forward contracts of $862,000.

(10)      Leases

As of March 31, 2010, the Company had lease obligations on its corporate and warehouse facilities, expiring in fiscal 2012.  Minimum annual lease payments on these facilities are $242,000 and $165,000 for fiscal 2011 through fiscal 2012, respectively.  The Company incurred rent expense of $323,000, 135,000, and $0 on these facilities in fiscal 2010, 2009 and 2008 respectively.

(11)      Commitments, Contingencies and Purchase Obligations

Stone & Webster, Inc. In August 2007, the Company entered into an Engineering, Procurement and Construction Management Contract with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering and procurement services for the construction of the Company’s Polysilicon Plant, which was amended in October 2007 by Change Order No. 1, again in April 2008 by Change Order No. 2, and again in February 2009 by Change Order No. 3, which are collectively the Engineering Agreement.  Under the Engineering Agreement, S&W would provide the engineering services to complete the design and plan for construction of the Company’s Polysilicon Plant in Pocatello, Idaho, along with procurement services.  S&W would be paid on a time and materials basis plus a fee for its services.

The Company suspended all work under the Engineering Agreement in July 2009.  In February 2010, the Company and S&W agreed to Change Order No. 4 under the Engineering Agreement, or Change Order No. 4, to, among other things: (i) have S&W immediately resume engineering work upon our payment  of $1.0 million in March 2010 toward a past due invoice with the remaining balance of $797,000 to be paid in two increments within sixty days thereafter; (ii) extend the Company’s payment terms for S&W’s future invoices for work under Change Order No. 4; (iii) waive any right that the Company may have had to payment of liquidated damages had S&W failed to achieve any previously scheduled project milestone dates; (iv) waive any and all interest, fees, and expenses that the Company may have owed to S&W related to the Company’s outstanding past due balance of $1.8 million; and (v) reduce the fees and payroll burdens and overhead rates at which the Company would pay S&W for its services going forward.  In March, April, and May 2010, the Company paid all amounts due to S&W in accordance with Change Order No. 4.

During fiscal 2010, the Company made payments to S&W of $14.8 million, and as of March 31, 2010, the Company had paid S&W an aggregate amount of $46.7 million.

JH Kelly LLC. In August 2007, the Company entered into a Cost Plus Incentive Contract with JH Kelly LLC, or JH Kelly, for construction services for the construction of the Polysilicon Plant, which was amended in October 2007, by Change Order No. 1, and again in April 2008 by Change Order No. 2, again in March 2009 by Change Order No. 3, and again in September 2009 by Change Order No. 4, which are collectively the JH Kelly Construction Agreement. Under the JH Kelly Construction Agreement, JH Kelly agreed to provide the construction services as the Company’s general contractor for the construction of the Polysilicon Plant with a production capacity of 4,000 metric tons per year. The target cost for the services to be provided under the JH Kelly Construction Agreement is $145.0 million, including up to $5.0 million of incentives that may be payable.

Pursuant to Change Order No. 4, the Company agreed among other things: (i) to confirm the plan for JH Kelly to complete construction of the Polysilicon Plant and (ii) set-up a payment schedule relating to outstanding invoices that the Company owed to JH Kelly and any additional expenses that JH Kelly incurred relating to the construction of the Polysilicon Plant. During fiscal 2010, the Company made payments to JH Kelly of $23.4 million, and as of March 31, 2010, the Company had paid JH Kelly an aggregate amount of $68.9 million.

Dynamic Engineering Inc. In October 2007, the Company entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license for the process to produce and purify trichlorosilane, or TCS. Under the agreement with Dynamic, or the Dynamic Agreement, Dynamic is obligated to design and engineer a TCS production facility that is capable of producing 20,000 metric tons of TCS for the Polysilicon Plant. The Dynamic process is to be integrated by S&W into the overall polysilicon production facility, and will be constructed by JH Kelly. Under the Dynamic Agreement, Dynamic's engineering services are provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that the Company may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the completed facility, and has agreed to indemnify the Company for any third-party claims of intellectual property infringement.

During fiscal 2010, the Company made payments to Dynamic of $1.8 million, and as of March 31, 2010, the Company had paid Dynamic an aggregate amount of $6.5 million.

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

In January 2009, the Company received the first shipment of six hydrogen reduction reactors, three hydrogenation reactors, and related equipment from GEC and MSA, at the Polysilicon Plant, and all of these polysilicon reactors have been assembled and put into place on the Polysilicon Plant’s production floor. The reactors are the first units to arrive in Pocatello out of a planned total order of 28. The next set of 10 polysilicon reactors and related equipment has been manufactured, and will be shipped to the Polysilicon Plant after the Company’s payment of an additional 3.1 million Euros or $4.2 million (based on the Euro/U.S. dollar exchange rate which was $1.345 as of March 31, 2010). The Company is in discussions with GEC to purchase 12 additional reactors necessary for the Company’s planned annual capacity of 4,000 metric tons of polysilicon.  The cost of these additional reactors is not expected to be greater than 20.9 million Euros, or $28.1 million (based on the Euro/U.S. dollar exchange rate, which was $1.345 as of March 31, 2010).

During fiscal 2010, the Company made payments to GEC and MSA of 105,000 Euros or $147,000 and, as of March 31, 2010, the Company had paid GEC and MSA an aggregate amount of 15.7 million Euros or $22.4 million.

Idaho Power Company.  The Company entered into an agreement with Idaho Power Company, or Idaho Power, to complete the construction of the electric substation to provide power for the Polysilicon Plant, or the Idaho Power Agreement.  As of March 31, 2010, the Company had paid an aggregate amount of $18.0 million to Idaho Power. The electric substation was completed in August 2009, and the Company was able to use its power during the Company’s polysilicon product demonstration in April 2010.

The Company also entered into an Electric Service Agreement with Idaho Power, or the ESA, for the supply of electric power and energy to the Company for use in the Polysilicon Plant, subject to the approval of the Idaho Public Utilities Commission, or the PUC. The term of the ESA is four years, beginning in June 2009 and expiring in May 2013. During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to the Company at certain fixed rates, which are subject to change only by action of the PUC.  After the initial term of the ESA expires, either the Company or Idaho Power may terminate the ESA without prejudice.  If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to the Company.

AEG Power Solutions USA Inc. (formerly known as Saft Power Systems USA, Inc.). In March 2008, the Company entered into an agreement with AEG Power Solutions USA Inc., or AEG, formerly known as Saft Power Systems USA, Inc., which was subsequently amended in May 2009, or the AEG Agreement, for the purchase and sale of thyroboxes, earth fault detection systems, and related technical documentation and services, or the Deliverables. Under the AEG Agreement, AEG was obligated to manufacture and deliver the Deliverables, which are used as the power supplies for the polysilicon deposition reactors to be used in the Polysilicon Plant.  The total fees payable to AEG for all Deliverables under the AEG Agreement is approximately $13.0 million.

During fiscal 2010, the Company made payments to AEG of $2.0 million, and as of March 31, 2010, the Company had paid AEG an aggregate amount of $7.2 million.

Polymet Alloys, Inc. In November 2008, the Company entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to the Company for use at the Polysilicon Plant. In May 2009, the Company entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  The term of the Amended Polymet Agreement is three years, commencing in 2010. Each year during the term of the Amended Polymet Agreement, Polymet has agreed to sell to the Company no less than 65% of the Company’s annual silicon metal requirement.  Pricing is to be negotiated for each year of the Amended Polymet Agreement; however, if the parties are unable to agree on pricing for any year, or the Company has agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom the Company may seek to purchase silicon metal.  Either party may also terminate the Amended Polymet Agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of March 31, 2010, the Company had not made any payments to Polymet.

PVA Tepla Danmark. In April 2008, the Company entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for the Polysilicon Plant. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to the Company’s end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total amount payable to PVA is approximately $6.0 million, which is payable in four installments, the first of which was made in August 2008. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.

Through March 31, 2010, the Company had paid PVA an aggregate amount of $2.9 million.

BHS Acquisitions, LLC. In November 2008, the Company entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, to the Company for use at the Polysilicon Plant. The term of the agreement is eight years beginning on the date on which the first shipment of product is delivered. Each year during the term of the agreement, BHS has agreed to sell to the Company specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are scheduled to begin within four months after  the Company provides written notice to BHS, and the aggregate net value of the HCl to be purchased by the Company under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of March 31, 2010, the Company had not provided notice to BHS to commence shipments, and had not made any payments to BHS.

Evonik Degussa Corporation.  In March 2010, the Company entered into an agreement with Evonik Degussa Corporation, or Evonik, for the supply of trichlorosilane, or TCS, for use in the manufacturing of polysilicon for a term of approximately one year ending in February 2011.  Evonik has agreed to sell to the Company a minimum quantity of TCS during the initial term of the agreement.  Pricing is fixed based on the quantity supplied in each calendar month and based on the Company’s frequency of payment.  Pursuant to the agreement, Evonik is required to provide a minimum amount of TCS per calendar month, and it will use commercially reasonable efforts to provide additional quantities that the Company may request in addition to the monthly minimum amount.  In April 2010, the Company paid Evonik a $100,000 deposit for the ISO containers that will transport the TCS to the Company’s facility in Pocatello, Idaho. The Company expects to begin delivery of TCS in the second quarter of fiscal 2011.

Evonik will return the Company’s deposit upon expiration of the initial term and completion of the Company’s obligations under the Agreement.  The aggregate net value of the TCS to be purchased under the Agreement during the initial term is approximately $12.0 million. As of March 31, 2010, the Company had paid Evonik an aggregate amount of $275,000.

As of March 31, 2010, two of our vendors had recorded mechanics lien claims on our real property and improvements in Pocatello, Idaho. The lien claims relate to an aggregate amount of approximately $6.0 million that vendors claim are owed for labor, materials, equipment and/or services used in the construction of the Polysilicon Plant.

If the Company is unable to secure additional financing to complete the construction of the Polysilicon Plant, the Company would need to curtail construction of the Polysilicon Plant.  If the Company elects to curtail construction, it would not be able to produce its own polysilicon to meet the delivery requirements under certain polysilicon agreements.  The Company is required to make polysilicon deliveries beginning in September 2010 and in order to keep from breaching these contracts, it would purchase polysilicon from third parties.  During fiscal 2011, the Company estimates that it may need to purchase between 200 to 400 metric tons of polysilicon to meet the minimum delivery requirements of its polysilicon contracts.  As of July 2010, the Company has not entered into any agreements to purchase polysilicon.

(12)  Hoku Solar Power I, LLC

In December 2008, the Company and UFA Renewable Energy Fund I, LLC, a Delaware limited liability company, or UFA established and capitalized Hoku Solar Power I, LLC, a California limited liability company, or Power I. Under the terms of the Power I Operating Agreement by and between the Company and UFA, or the Operating Agreement, the Company assigned its power purchase agreements, or PPAs, to Power I, which was created to own and operate each PV system and which will sell the electricity generated by the PV systems to the Hawaii State Department of Transportation, or DOT, at predetermined contract rates.  Under the terms of the PPAs, Power I is permitted to install, maintain and operate each of the seven planned energy systems on DOT facilities over a term of 20 years, commencing on the date that the system is operational for energy to be delivered to DOT.  All seven PV systems have been completed and transferred to Power I.  The Company has determined that certain provisions of the PPAs require that the agreements be accounted for as leases and accordingly has accounted for the PPAs as operating leases.

In connection with the Operating Agreement, the Company also entered into a Guaranty by and among Power I, UFA, Firstar Development LLC, a Delaware limited liability company and the Company, or the Guaranty, whereby the Company has guaranteed certain obligations set forth in the Operating Agreement. The terms of the Operating Agreement and Guaranty provide for specific limitations on the losses that may be realized by UFA.  In addition to other limitations described above, the Company is required to fund any excess development costs and any operating deficits of Power I.  Also, UFA’s expected residual return from Power I is capped pursuant to the Operating Agreement. The Company has evaluated certain provisions of the Operating Agreement and has determined that Power I is a VIE and that certain provisions of the Operating Agreement deem it to be the primary beneficiary of Power I.  Consequently, the financial and operating results of Power I are consolidated with the Company’s financials as of March 31, 2010 and included in the Hoku Solar business segment of operations.

In December 2008, the Company and Power I entered into a Development Services Agreement, or the Development Agreement, pursuant to which the Company constructed, installed, developed and commissioned the PV systems on behalf of Power I.  The Company also agreed to operate and maintain the systems pursuant to the terms and conditions of the Purchase and Sale and Operation and Maintenance Agreement entered into between the Company and Power I. Each system was transferred to Power I prior to the commencement of commercial operation. During fiscal 2010, all seven PV systems were completed and the DOT has provided letters of system acceptances on each of the PV systems, acknowledging that various system requirements, including but not limited to: system completion, permit certification, and energy capacity, have been satisfied in accordance with the provisions of the PPA.  During the fiscal 2010, the Company recognized $389,000 in revenue from the operations of Power I.

(13)	Operating Segments

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

	2010	2009	2008
For the fiscal year
Revenue:
Hoku Fuel Cells	$—	$—	$1,337
Hoku Solar	2,606	4,957	1,892
Hoku Materials	—	—	—

Total consolidated revenue:	$2,606	$4,957	$3,229

The reconciliation of segment operating results to the Company’s consolidated totals was as follows for the following fiscal years ended March 31:

	2010	2009	2008
Income (loss) from operations:
Hoku Fuel Cells	$—	$(24)	$245
Hoku Solar	(1,942)	(639)	(2,060)
Hoku Materials	(4,137)	(2,633)	(3,561)

Total consolidated income (loss) from operations:	$(6,079)	$(3,296)	$(5,376)

The reconciliation of segment operating results to the Company’s consolidated totals was as follows:

	Fiscal Years Ended March 31,
	2010	2009	2008
Consolidated loss from operations	$(6,079)	$(3,296)	$(5,376)
Interest and other income	561	284	1,083

Net loss	(5,518)	(3,012)	(4,293)
Net loss attributable to noncontrolling interest	(86)	(50)	—
Net loss attributable to Hoku Corporation	$(5,432	$(2,962)	$(4,293)

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

	2010	2009
For the fiscal year
Identifiable assets:
Hoku Solar	$6,264	$9,738
Hoku Materials	289,889	199,473
Unallocated assets	2,051	15,000

	$298,204	$224,211

Capital additions:
Hoku Solar	$464	$5,097
Hoku Materials	83,273	170,850

	$83,737	$175,947

Depreciation and amortization:
Hoku Solar	$267	$54
Hoku Materials	19	12

	$286	$66

(14)	Unaudited Quarterly Financial Data

	Quarters Ended
	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
	(amounts in thousands, except per share data)
Service, license and product revenue	$775	$259	$1,498	$74
Gross profit	152	194	88	60
Net loss	(2,031)	(1,265)	(1,231)	(905)
Basic net loss per share	(0.04)	(0.06)	(0.06)	(0.04)
Diluted net loss per share	(0.04)	(0.06)	(0.06)	(0.04)

	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008
Service, license and product revenue	$112	$767	$1,870	$2,208
Gross profit	19	175	374	684
Net loss	(904)	(863)	(1,373)	178
Basic net loss per share	(0.04)	(0.04)	(0.07)	0.01
Diluted net loss per share	(0.04)	(0.04)	(0.07)	0.01

Exhibit Index

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Securities Purchase Agreement, dated as of September 28, 2009, by and between Tianwei New Energy Holdings Co., Ltd. and Hoku Scientific, Inc.	8-K	000-51458	2.1	9/29/09

3.1	Amended and Restated Certificate of Incorporation					*

3.2	Amended and Restated Bylaws	8-K	000-51458	3.2	10/23/07
3.3	Amendment to Amended and Restated Bylaws					*

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	000-51458	3.3	3/19/10

4.1	Specimen Common Stock Certificate	S-1/A	333-124423	4.1	6/2/05

4.2	Warrant for the Purchase of Shares of Common Stock of Hoku Scientific, Inc., dated December 22, 2009, issued to Tianwei New Energy Holdings Co., Ltd.	8-K/A	000-51458	4.4	12/31/09

4.3	Investor Rights Agreement, dated as of December 22, 2009, between Tianwei New Energy Holdings Co., Ltd. and Hoku Scientific, Inc.	8-K/A	000-51458	4.5	12/31/09

4.4	Form of Lock-Up Agreement, dated December 22, 2009, between Tianwei New Energy Holdings Co., Ltd. and certain officers and directors of Hoku Scientific, Inc.	8-K/A	000-51458	4.6	12/31/09

10.2+	Form of Addendum to Stock Option Agreement under the 2002 Stock Plan, as amended, by and between Scott Paul and Hoku Scientific, Inc.	S-1	333-124423	10.6	4/28/05

10.3+	Form of Addendum to Stock Option Agreement under the 2002 Stock Plan, as amended, by and between each of the non-employee directors and Hoku Scientific, Inc.	S-1	333-124423	10.7	4/28/05

10.4	Form of Indemnity Agreement entered into between Hoku Scientific, Inc. and each of its directors and officers	S-1	333-124423	10.8	4/28/05

10.5+	2002 Stock Plan, as amended	S-1	333-124423	10.9	4/28/05

10.6+	Form of Stock Option Agreement under the 2002 Stock Plan, as amended	S-1	333-124423	10.10	4/28/05
10.7+	2005 Equity Incentive Plan	8-K	000-51458	10.11	9/13/06

10.8+	Form of Stock Option Agreement under the 2005 Equity Incentive Plan	8-K	000-51458	10.12	9/13/06

10.9+	2005 Non-Employee Directors’ Stock Option Plan	S-1/A#4	333-124423	10.13	7/13/05

10.10+	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan	S-1/A#4	333-124423	10.14	7/13/05

10.11	Ground Lease, dated March 22, 2007, by and between Hoku Materials, Inc. and The City of Pocatello	8-K	000-51458	10.38	3/28/07

10.12 †	Agreement for Engineering of Hoku Electric Substation and Associated Facilities, dated June 14, 2007, by and between Idaho Power Company and Hoku Materials, Inc.	10-Q	000-51458	10.47	08/06/07
10.13 †	Cost Plus Incentive Construction Contract, dated August 8, 2007, by and between JH Kelly LLC and Hoku Materials, Inc.	10-Q	000-51458	10.52	11/13/07

10.14 †	Engineering, Procurement and Construction Management Agreement, dated August 7, 2007, by and between Stone & Webster, Inc. and Hoku Materials, Inc.	10-Q	000-51458	10.53	11/13/07

10.15	Change Order Number 1 to Engineering, Procurement & Construction Management Agreement, dated October 3, 2007, by and between Hoku Materials, Inc. and Stone & Webster, Inc.					*

10.16 †	Engineering Services and Technology Transfer Agreement, dated October 6, 2007, by and between Dynamic Engineering Inc. and Hoku Materials, Inc.	10-Q	000-51458	10.55	11/13/07

10.17 †	Amendment and Restatement of Contract, dated October 15, 2007, by and between Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.56	11/13/07

10.18	Registration Rights Agreement, dated February 29, 2008, by and among Hoku Scientific, Inc., and the Purchasers named therein	8-K	000-51458	10.65	02/29/08

10.19	Amendment No. 1 to Engineering Services & Technology Transfer Agreement, dated April 4, 2008, by and between Hoku Materials, Inc and Dynamic Engineering Inc.	8-K	000-51458	10.67	04/09/08

10.20 †	Equipment Purchase & Sale Agreement, dated March 4, 2008, by and between Hoku Materials, Inc. and Saft Power Systems USA Inc.	10-K	000-51458	10.68	6/6/08

10.21 †	Change Order Number 2 to Engineering, Procurement & Construction Management Agreement, dated April 8, 2008, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.69	6/6/08

10.22 †	Change Order Number 2 to Cost Plus Incentive Construction Contract, dated April 7, 2008, by and between Hoku Materials, Inc. and JH Kelly LLC	10-K	000-51458	10.70	6/6/08

10.23 †	Equipment Purchase & Sale Agreement, dated April 8, 2008, by and between Hoku Materials, Inc and PVA Tepla Danmark	10-K	000-51458	10.71	6/6/08

10.24 †	First Amended & Restated Supply Agreement, dated as of May 12, 2008, by and between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd.	10-K	000-51458	10.72	6/6/08

10.25†	Second Amended and Restated Supply Agreement, dated as of May 13, 2008, by and between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited	10-K	000-51458	10.73	6/6/08

10.26	Amended and Restated Agreement for Construction of Hoku Electric Substation and Associated Facilities, dated September 17, 2008, between Hoku Materials, Inc. and Idaho Power Company	8-K	000-51458	10.79	9/22/08

10.27	Amendment No. 1 to Second Amended and Restated Supply Agreement, between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited, with Solarfun Power Holdings Co., Ltd. signing as guarantor, dated as of October 22, 2008	8-K	000-51458	10.81	10/23/08

10.28†	Supply Agreement, dated as of November 19, 2008, by and between Hoku Materials, Inc. and BHS Acquisitions, LLC	10-Q	000-51458	10.88	2/3/09

10.29†	Hoku Solar Power I, LLC Operating Agreement, dated as of December 23, 2008, by and between UFA Renewable Energy Fund I, LLC and Hoku Solar, Inc.	10-Q	000-51458	10.89	2/3/09

10.30†	Development Service Agreement, dated as of December 23, 2008, by and between Hoku Solar, Inc. and Hoku Solar Power I, LLC	10-Q	000-51458	10.90	2/3/09

10.31†	Purchase and Sale and Operation and Maintenance Agreement, dated as of December 23, 2008, by and between Hoku Solar, Inc. and Hoku Solar Power I, LLC	10-Q	000-51458	10.91	2/3/09

10.32	Right of First Refusal Agreement, dated as of December 23, 2008, by and between UFA Renewable Energy Fund I, LLC and Hoku Solar, Inc.	10-Q	000-51458	10.92	2/3/09

10.33	Guaranty, dated as of December 23, 2008, by and between Hoku Solar Power I, LLC; UFA Renewable Energy Fund I, LLC; Firstar Development LLC; Hoku Scientific, Inc.; and Hoku Solar, Inc.	10-Q	000-51458	10.93	2/3/09

10.34	Economic Development Agreement, dated as of May 27, 2009, by and between Hoku Materials, Inc. and Pocatello Development Authority	10-Q	000-51458	10.95	6/2/09

10.35	Amendment to the Equipment Purchase & Sale Agreement dated March 4, 2008, between Hoku Materials, Inc., and AEG Power Solutions USA Inc. (fka Saft Power Systems USA Inc.), dated as of May 29, 2009	10-Q	000-51458	10.96	6/2/09

10.36†	First Amended and Restated Supply Agreement, dated as of May 21, 2009, by and between Hoku Materials, Inc. and Polymet Alloys, Inc.	10-K	000-51458	10.97	6/15/09

10.37†	Change Order Number 3 to Engineering, Procurement & Construction Management Agreement, dated February 19, 2009, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.98	6/15/09

10.38†	Supply Agreement, dated as of February 27, 2009, by and between Hoku Materials, Inc. and Shanghai Alex New Energy Co., Ltd.	10-K	000-51458	10.99	6/15/09

10.39†	Amended & Restated Supply Agreement, dated as of February 26, 2009, by and between Hoku Materials, Inc and Jiangxi Jinko Solar Co., Ltd.	10-K	000-51458	10.100	6/15/09

10.40†	Amendment No. 2 to Second Amended & Restated Supply Agreement, dated as of March 26, 2009 by and between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited	10-K	000-51458	10.101	6/15/09

10.41†	Change Order Number 3 to Cost Plus Incentive Contract, dated March 27, 2009 by and between Hoku Materials, Inc. and JH Kelly LLC	10-K	000-51458	10.102	6/15/09

10.42	Amended and Restated Electric Service Agreement, between Hoku Materials, Inc., and Idaho Power Company, dated as of June 19, 2009	8-K	000-51458	10.104	6/22/09

10.43	First Amendment to the First Amended and Restated Supply Agreement between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd., signed July 6, 2009	8-K	000-51458	10.105	7/10/09

10.44	Form of Entrustment Loan Contract by and among Tianwei New Energy Holdings Co. Ltd., China Construction Bank Chengdu Branch, Hoku Materials, Inc. and Hoku Scientific, Inc.	8-K	000-51458	10.108	9/29/09

10.45†	Change Order Number 4 to Cost Plus Incentives Contract, dated September 18, 2009, by and between Hoku Materials, Inc. and JH Kelly LLC	10-Q	000-51458	10.109	11/9/09

10.46†	Amended and Restated Supply Agreement No. 1, dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc.	8-K/A	000-51458	10.110	12/31/09

10.47†	Amended and Restated Supply Agreement No. 2, dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc.	8-K/A	000-51458	10.111	12/31/09

10.48	Form of Security Agreement (relating to Amended and Restated Supply Agreements No. 1 and No. 2), dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc.	8-K/A	000-51458	10.112	12/31/09

10.49	Loan Implementation Agreement, dated December 22, 2009, among Hoku Scientific, Inc., Hoku Materials, Inc. and Tianwei New Energy Holdings Co. Ltd.	8-K/A	000-51458	10.113	12/31/09

10.50	Financing Backstop Agreement, dated December 22, 2009, between Tianwei New Energy Holdings, Co., Ltd. and Hoku Scientific, Inc.	8-K/A	000-51458	10.114	12/31/09

10.51†	Amendment No. 1 to Amended and Restated Supply Agreement, dated as of November 25, 2009, between Jinko Solar Co., Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.115	2/5/10

10.52†	Amendment No. 3 to Second Amended and Restated Supply Agreement, dated as of November 15, 2009, between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.	10-Q	000-51458	10.116	2/5/10

10.53†	Amendment No. 1 to Supply Agreement, dated as of December 30, 2009, between Shanghai Alex New Energy Co., Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.117	2/5/10

10.54	Consulting Agreement, dated as of March 1, 2010, between Dustin M. Shindo and Hoku Scientific, Inc.	8-K	000-51458	10.118	3/5/10

10.55††	Change Order Number 4 to Engineering, Procurement & Construction Management Agreement, dated February 16, 2010, by and between Hoku Materials, Inc. and Stone & Webster, Inc.					*

10.56††	Amendment No. 4 to Second Amended and Restated Supply Agreement, dated as of March 1, 2010, between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.					*

10.57††	Sales Agreement, dated as of March 31, 2010, between Evonik Degussa Corporation and Hoku Materials, Inc.					*

10.58††	Second Amended & Restated Supply Agreement, dated as of March 31, 2010, by and between Hoku Materials, Inc and Wealthy Rise International, Ltd.					*

10.59	Credit Agreement, dated May 24, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch	8-K	000-51458	10.119	5/26/10

10.60	Reimbursement Agreement, dated May 24, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.120	5/26/10

10.61	Credit Agreement, dated June 30, 2010, between Hoku Corporation and China Construction Bank Corporation, New York Branch	8-K	000-51458	10.121	6/30/10

10.62	Reimbursement Agreement, dated June 30, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.122	6/30/10

10.63††	Amendment to the First Amended and Restated Supply Agreement between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd., signed June 29, 2010					*

21.1	Subsidiaries of Hoku Corporation	10-K/A	000-51458	21.1	7/29/09

23.1	Consent of independent registered public accounting firm					*

24.1	Power of Attorney (included in signature page)					*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*
32.1#	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

32.2#	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

†
Confidential treatment has been granted for certain information contained in this document pursuant to an order of the Securities and Exchange Commission. Such information has been omitted and filed separately with the Securities and Exchange Commission.

††	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

+	Management contract, compensatory plan or arrangement.

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