Form 10-K/A
period 2010-03-31
Hoku Corp
filed 2010-07-29
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒      No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒      No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐        Accelerated filer    ☐     Non-accelerated filer   ☒     (Do not check if a smaller reporting company)Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act). Yes   ☐      No   ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") amends our annual report on Form 10-K for the year ended March 31, 2010 (our "2010 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on July 14, 2010.  As permitted by General Instruction (G)(3) of Form 10-K, we did not include the information required by Part III of Form 10-K in our 2010 10-K.  In accordance with General Instruction (G)(3) of Form 10-K, this Amendment No. 1 is being filed to include the information required by Part III of Form 10-K.

Except as otherwise specifically indicated herein, this Amendment No. 1 does not reflect events occurring after the filing of our 2010 10-K on July 14, 2010 and does not modify or update the disclosures set forth in our 2010 10-K. We direct you to our filings with the SEC made subsequent to July 14, 2010, if any, for additional information on events subsequent to such date.

INDEX TO FORM 10-K

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	4
Item 11.	Executive Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	19
Item 13.	Certain Relationships and Related Transactions, and Director Independence	21
Item 14.	Principal Accounting Fees and Services	24

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	25
	Signatures

Item 10.   Directors, Executive Officers and Corporate Governance

Hoku’s Board of Directors, or the Board, is divided into three classes.  Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term.

Directors

Information with respect to our director is presented below, as of July 14, 2010.

(Term Expiring at Our Fiscal Year 2010 Annual Meeting)

Yu Wen, Age 38
Mr. Wen has served as a member of our Board since December 2009.  Since 2008, Mr. Wen has served as Deputy Chairman of Tianwei.  He has also served since 2009 as the President and as a Director of Chengdu Industry Investment & Industry Innovation Investment Co., Ltd.  From May 2005 to August 2009, Mr. Wen served as Deputy Chairman of Tongfang Investment Co., Ltd.  From 2003 to 2004, Mr. Wen served as Chairman of Shenzhen Yuanhong Venture Investment Co. Ltd.  From 2003 to 2004, Mr. Wen served as the Group Leader of All-China Federation of Industry & Commerce Youth Entrepreneur League Arrangement Group.  Mr. Wen has a B.S. in Basic Medical from Beijing Medical University and a B.S. in International Finance from the Central University of Finance and Economics.  Mr. Wen’s extensive experience and knowledge in the capital investment of energy and solar industries provides the Board with significant expertise in analyzing our strategic planning and financing transactions.

Zhong Li, Age 41
Mr. Li has served as a member of our Board since December 2009.  Mr. Li has served since 2006 as the Vice General Manager and Member of the CPC Committee of Baoding Tianwei Baobian Electric Co., Ltd., an affiliate of Tianwei.  He has served since 2007 as General Manager and a Board Member of Tianwei Sichuan Silicon Co., Ltd., an affiliate of Tianwei.  Since 2007, Mr. Li has served as a Board Member of Tianwei, and as a Board Member of Sichuan Xinguang Silicon-Tech Co., Ltd., Leshan Ledian Tianwei Silicon-Tech Co., Ltd. and Tibet Huaguan Technology Co., Ltd., respectively, each an affiliate of Tianwei.  From 2006 to 2007, Mr. Li served as the Vice General Manager of Sichuan Xinguang Silicon-Tech Co., Ltd., an affiliate of Tianwei.  In 2007, he served as the Team Leader of the Steering Committee of Tianwei.  From 2004 to 2005, he served as the General Manager of Baoding Tianwei Cemecon Coating Technology Co., Ltd., an affiliate of Tianwei.  Mr. Li has a B.S. in Engineering Management from Nanhua University and an M.B.A. from Tianjin University.  Mr. Li brings to the Board significant experiences and knowledge in the clean energy market in the People’s Republic of China where we have focused our efforts, and his affiliation with Tianwei, our largest stockholder, provides the Board with an important perspective on our business operations.

(Terms Expiring at Our Fiscal Year 2011 Annual Meeting)

Scott B. Paul, Age 36
Effective April 1, 2010, Mr. Paul has been appointed by our Board of Directors to succeed Dustin M. Shindo as President and Chief Executive Officer.  Mr. Paul has served as our Chief Operating Officer since November 2008.  Previously, he served as our Vice President, Business Development and General Counsel from July 2003 to November 2008.  Mr. Paul was also our Secretary from November 2004 to March 2005.  From June 2002 to June 2003, Mr. Paul was Associate General Counsel and Director of Business Development at Read-Rite Corporation, a component supplier for hard disk and tape drives.  From April 2000 to June 2002, he was an attorney in the Business and Technology Group at Brobeck, Phleger & Harrison LLP, a law firm.  From October 1999 to April 2000, Mr. Paul was an attorney in the Business Solutions Group at Crosby, Heafey, Roach & May, now Reed Smith Crosby Heafey, LLP, a law firm, and from October 1998 to October 1999, he was an attorney at Ropers, Majeski, Kohn & Bentley, a law firm.  Mr. Paul has a B.A. in Psychology from the University of California, Los Angeles and a J.D. from Santa Clara University School of Law.   Mr. Paul brings to the Board extensive skills and experiences in executive management, corporate governance and legal matters. In addition, Mr. Paul’s intimate and historical knowledge of our operations provides the board with an in-depth understanding of our business.

Karl E. Stahlkopf, Ph.D., Age 69
Dr. Stahlkopf has served as a member of our Board since July 2002. He is currently a Partner and Director of Sennet Renewables, a merchant bank, where he is focused on the financing of renewable energy projects.  He joined Sennet in July 2009.  Dr. Stahlkopf was Senior Vice President, Energy Solutions and Chief Technology Officer of Hawaiian Electric Company, Inc., a subsidiary of Hawaiian Electric Industries, Inc. from May 2002 until July 2009.  While at Hawaiian Electric Dr. Stahlkopf also served as President of Renewable Hawaii, Inc., the renewable energy subsidiary of Hawaiian Electric Company, Inc.  From November 1973 to April 2002, Dr. Stahlkopf served as Vice President of Power Delivery and Utilization at Energy Power Research Institute, or EPRI, an independent, non-profit center for electricity and environmental research.  During his tenure at EPRI, Dr. Stahlkopf was also a founder and served as the President and Chief Executive Officer of EPRI Solutions, a subsidiary of EPRI, and was Chairman of the board of directors of Sure-Tech, LLC, a manufacturer of power electronic devices.  Dr. Stahlkopf has a B.S. in Electrical Engineering and Naval Science from the University of Wisconsin and an M.S. and Ph.D. in Nuclear Engineering from the University of California, Berkeley.  Dr. Stahlkopf’s extensive experience in the energy industry, particularly his background and knowledge in developing and financing renewable energy projects and technologies, provides the Board with significant insight and expertise with respect to our operations.

Yi Zheng, Ph.D., Age 36
Dr. Zheng has served as a member of our Board since December 2009.  Dr. Zheng has served since 2009 as the President of Yuanhong Venture Capital Co., Ltd.  He has also served since 2007 as a Venture Partner for Lightspeed Venture Partners.  Dr. Zheng served as a director of Tianwei from April 23, 2009 to August 1, 2009.  From 2004 to 2007, Dr. Zheng served as the Managing Director of Investment of TongFang Co., Ltd. In 2003, Dr. Zheng co-founded and served as Chief Financial Officer of Baihe.com.  From 2002 to 2003, he served as an Associate of TPG-Newbridge Capital, LLC.  Dr. Zheng has an M.S. in Environmental Engineering from Tsinghua University, a Ph.D. in Civil and Environmental Engineering from the University of California, Davis, and a Master of Financial Engineering from the University of California, Berkeley.  Dr. Zheng’s strong background and expertise in finance, auditing and investment management provide him with the skills and qualifications to serve as a director of the Board and contribute significantly to the Board’s understanding of our strategic and financing planning and transactions.

(Term Expiring at Our Fiscal Year 2012 Annual Meeting)

Dean K. Hirata, Age 53
Mr. Hirata has served as a member of our Board since January 2007.  From 2006 to May 2010, Mr. Hirata served as Vice Chairman and Chief Financial Officer of Central Pacific Financial Corp., the holding company of Central Pacific Bank.  From 2004 to 2006, he served as Executive Vice President and Chief Financial Officer of Central Pacific Financial Corp.  From 2002 to 2004, he served as Executive Vice President and Chief Financial Officer of CB Bancshares, Inc., a bank holding company, whose principal subsidiary was City Bank.  From 1999 to 2002, he served as Senior Vice President and Chief Financial Officer of CB Bancshares.  From 1990 to 1999, Mr. Hirata served as Controller of First Hawaiian Bank.  From 1980 to 1990, Mr. Hirata was with KPMG LLP, an independent registered public accounting firm.  Mr. Hirata holds a Bachelor in Business Administration from the University of Hawaii.  Mr. Hirata’s extensive experience in financial reporting, public accounting, corporate finance and risk management brings significant expertise and knowledge to the Board, including issues relating to auditing and strategic planning.

Wei Xia, Age 50
Mr. Xia has served as the Chairman of our Board since December 2009.  Mr. Xia has served since 2004 as the Vice General Manager of Baoding Tianwei Group Co., Ltd., the parent company of Tianwei.  From 1999 to 2004, he served as the Vice General Manager of Baoding Tianwei Baobian Electric Co., Ltd., an affiliate of Tianwei.  From 1997 to 1999, he served as the Vice Manager of Baoding Tianwei Group Large Transformer Company, an affiliate of Tianwei.  Mr. Xia holds a Bachelor in Engineering from Lanzhou University of Technology.  Mr. Xia brings to the Board extensive knowledge and expertise in the energy industry, particularly those in the People’s Republic of China, and his affiliation with Tianwei, our largest stockholder, also provides significant expertise in the solar energy market relevant to our operations.

In connection with our investment transaction with Tianwei New Energy Holdings Co., Ltd., or Tianwei, that was closed on December 22, 2009, we entered into an agreement with Tianwei pursuant to which Tianwei is entitled to designate four of seven directors on our Board.  The following four directors were designated by Tianwei pursuant to this agreement: Wei Xia, Yi Zheng, Yu Wen and Zhong Li.

Audit Committee

Our Board of Directors currently has a standing Audit Committee.  The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The current members of the Audit Committee are Dean K. Hirata (Chairman), Karl E. Stahlkopf, and Yi Zheng.  Our Board of Directors has determined that Mr. Hirata, the Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined by the regulations of the SEC.  Our Board of Directors has determined that each member of the Audit Committee meets the independence criteria for audit committee membership prescribed by NASDAQ and SEC rules and regulations.

Our Audit Committee is responsible for, among other things:

•	overseeing and monitoring:

• our corporate accounting and financial reporting practices and the audits of our financial statements;

• our systems of internal accounting and financial controls;

• the quality and integrity of our financial statements and reports;

•	appointing an independent registered public accounting firm to audit our financial statements;

•	preparing the Audit Committee report that the rules and regulations of the SEC require be included in our annual proxy statement;

•	providing our Board with the results of its monitoring and recommendations; and

•	providing our Board with additional information and materials as it deems necessary to make our Board aware of significant financial matters that require the attention of our Board.

Stockholder Nomination

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board since we last provided disclosure with respect to such procedures.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires Hoku’s directors and executive officers, and persons who beneficially own more than ten percent of Hoku’s equity securities, to file with the SEC reports with respect to their beneficial ownership of Hoku’s equity securities and their transactions in such securities.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended March 31, 2010, we believe that all reporting requirements under Section 16(a) for such year were met in a timely manner by our directors, executive officers and greater than ten percent beneficial owners, except the following: Baoding Tianwei Group Co., Ltd. filed one late report on Form 3 covering two transactions; Tianwei filed one late report on Form 3 covering two transactions; Zhong Li filed one late report on Form 3 with no reportable transaction and did not beneficially own any share of our common stock during fiscal 2010; Darryl Nakamoto filed one late report on Form 4 covering one transaction; Scott Paul filed two late reports on Forms 4 covering four transactions; Karl Taft filed one late report on Form 4 covering one transaction; Yu Wen filed on late report on Form 3 with no reportable transaction and did not beneficially own any shares of our common stock during fiscal 2010;  Wei Xia filed one late report on Form 3 with no reportable transaction and did not beneficially own any shares of our common stock during fiscal 2010; and Yi Zheng filed one late report on Form 3 with no reportable transaction, and he did not beneficial own any shares of our common stock at the time of such filing.

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

The Code is available on our corporate website at www.hokucorp.com under “Company Information” in the “Corporate Governance” section.  If we make any substantive amendments to the Code or grant any waiver from a provision of the Code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11. Executive Compensation

COMPENSATION OF DIRECTORS

During fiscal 2010, Messrs. Eldridge, Hirata and Stahlkopf each received a special one-time cash payment in the amount of $70,000.  Our Board of Directors determined that the decline in our share price had substantially reduced the value of equity previously awarded to such individuals, evidenced by a majority of the stock options held by them being exercisable at prices greater than the closing price of our common stock as reported on the NASDAQ Global Market on July 27, 2009 (the date the cash award was approved) of $2.16.  Our Board of Directors determined it was necessary to provide each such Board member compensation that would help to retain a stable board during a critical period in which there was uncertainty regarding our future performance and ability to continue as a going concern.   The other non-employee members of our Board did not receive any payment for their services on the Board.  Our President and Chief Executive Officer does not receive any compensation for his services as a member of the Board.

The non-employee members of our Board are also reimbursed for travel, lodging and other reasonable expenses incurred in attending our Board or Audit Committee meetings.  Non-employee members of our Board did not receive cash compensation for attending Board or Audit Committee meetings.

Our non-employee directors are also eligible to receive stock option grants under the 2005 Non-Employee Directors’ Stock Option Plan, or the Directors’ Plan.  Each individual who first becomes a non-employee director is entitled to receive an initial stock option grant to purchase 20,000 shares of common stock, and on the date of each annual meeting of stockholders, each person who is then a non-employee director and has served for at least six months prior to such annual meeting is entitled to receive an annual option grant to purchase 6,666 shares of common stock.  Initial grants vest as to 1/36th of the shares monthly over three years and annual grants vest as to 1/12th of the shares monthly commencing on the second anniversary of the date of grant, subject in each case to the recipient’s continued service as a director.  Each option will have an exercise price per share equal to the fair market value of our stock on the grant and a term of 10 years.  However, our non-employee Board members waived their right to receive any equity grants under the Directors’ Plan for fiscal 2010.

The following table outlines the compensation paid to our non-employee directors for services rendered to us in fiscal 2010.

Director Compensation

Name	Cash Award ($)
Kenton T. Eldridge	70,000
Dean K. Hirata	70,000
Karl E. Stahlkopf	70,000
Wei Xia	—
Yi Zheng	—
Yu Wen	—
Zhong Li	—

As of March 31, 2010 our non-employee directors each held an aggregate number of stock options as follows:  Mr. Hirata 33,332 shares, Dr. Stahlkopf 39,998 shares and Mr. Eldridge 53,331 shares.

Fiscal 2011 Compensation:

For fiscal 2011, each of Messrs. Hirata, Stahlkopf and Zheng will receive the following compensation:

•	Annual cash retainer of $30,000.

•
A stock option grant with a grant date fair value of $20,000.  The option was granted on April 1, 2010 for 7,722 shares with an exercise price equal to $2.59 per share.  The option will vest in full on March 31, 2011 provided the non-employee Board member continues in service through such date.  The option has a term of 10 years subject to earlier termination upon cessation of Board service.

•
A restricted stock grant with a grant date fair value of $30,000.  The restricted stock was granted on April 1, 2010 covering 11,583 shares.  The grant will vest on March 31, 2011 provided the non-employee director continues in Board service through such date.

In addition, we will pay an additional cash retainer of $10,000 for the chair of our Audit Committee and $6,500 for each member of our Audit Committee and additional retainer of $7,000 for the chair of our Compensation Committee and $5,000 for each member of our Compensation Committee

Each non-employee Board member has waived his right to receive any equity awards under the Directors’ Plan for fiscal 2011.  Accordingly, only Messrs. Hirata, Stahlkopf and Zheng will receive equity compensation for their Board service for fiscal 2011 as described above.

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

Prior to January 2010 our executive compensation policies and practices were established and administered by the independent members of our Board of Directors, which included for fiscal 2010 Messrs. Eldridge, Hirata and Dr. Stahlkopf, or collectively, the Independent Members.  In January 2010 we established a Compensation Committee which will have the overall responsibility for evaluating and approving executive officer compensation commencing with fiscal 2011.

This compensation discussion and analysis discusses the principles underlying the Company’s compensation policies and decisions and the principal elements of the compensation paid during fiscal 2010 to our named executive officers identified in the Summary Compensation Table that follows this discussion and analysis.  For fiscal 2010, these policies and decisions were made by the Independent Members.

Compensation Philosophy and Objectives

The Independent Members have implemented compensation policies, plans and programs that seek to enhance stockholder value by aligning the financial interests of our executive officers with those of our stockholders and allow us to attract and retain the people needed to define, create and market industry-leading products.

To achieve our goals, the Independent Members have approved executive compensation that is based on a combination of base salary, cash bonus and equity compensation.   We have, historically, paid cash and stock incentive payments to executive officers based on meeting performance goals, but such cash incentive payments were declined by our executive officers in fiscal 2009 and were not offered in fiscal 2010.  In fiscal 2010, the Independent Members determined that due to the elimination of cash incentive payments for fiscal 2010 and the uncertainty regarding our future performance and ability to continue as a going concern, it was necessary to provide the officers with a periodic cash retention payment and a restricted stock grant which would vest throughout the remainder of fiscal 2010 in order to remove some of the uncertainty around the executive officers’ total compensation, complement conservative base salaries (which remained unchanged in fiscal 2010) and help to ensure that our senior management team remained intact during a critical period.

Annual Review of Cash and Equity Compensation

We conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers to ensure that the compensation is structured appropriately to achieve our objectives.  The review generally occurs in the fourth quarter of each fiscal year at which time the Independent Members establish base salaries of the executive officers for the following fiscal year, review and approve any bonus awards and consider and approve any grants of equity compensation to the executive officers.  The Independent Members have historically taken into account publicly available data relating to the compensation practices and policies of other companies within and outside our industry.  We have not historically benchmarked our executive compensation against any peer companies; the Independent Members believe that the Company has few, if any, truly comparable publicly traded companies to provide an accurate data set against which to compare.  The Independent Members have periodically retained a compensation consultant to assist them in their review of our executive compensation policies and procedures.  However, the Independent Members did not engage an outside consultant with respect to their evaluation of the compensation for fiscal 2010, but engaged a consultant with respect to fiscal 2011 compensation plans.

We review each component of compensation as related but distinct.  Although the Independent Members review total compensation, they have not adopted any formal guidelines for allocating total compensation between cash and equity compensation.  We determine the appropriate level of each compensation component based in part, but not exclusively, on our retention goals and short-term and long-term Company objectives.

Role of Management

The Independent Members review with the President and Chief Executive Officer the compensation for our other executive officers.  The Independent Members made the final determination of the compensation for such officers based on the recommendation of our President and Chief Executive Officer with such adjustments as deemed appropriate by the Independent Members.  The Independent Members, without the President and Chief Executive Officer present, determine the compensation of our President and Chief Executive Officer.

Compensation Components

Historically, our executive compensation has been based on three components: (1) base salary, (2) cash incentive payments and (3) equity awards, each of which is intended to support the overall compensation philosophy.  In fiscal 2010, however, our executive compensation excluded any cash incentive payments, but included a retention payment to help retain key management during a critical period of uncertainty regarding our future performance and ability to continue as a going concern and to complement the overall compensation philosophy.

Base Salary

Base salary is intended to attract and retain executives as well as provide executives with a certain level of financial security and continuity from year to year.  The Independent Members recognize the importance of maintaining compensation levels competitive with other leading technology companies and other publicly-traded companies in Hawaii with which we compete for personnel.  The Independent Members have historically maintained the base salary component of executive compensation at levels they believe to be below industry medians and compensated for the lower salaries with performance-based cash incentive payments and equity awards.  Base salaries are generally determined based on the responsibilities of the executive officers, the officer’s skills and experience and his or her contributions to the Company’s performance.   We do not apply specific formulas to determine base salary increases.  The Independent Members did not approve any increase in the base salaries of our executive officers in fiscal 2010 due primarily to the financial performance of the Company and our continued emphasis on controlling cash expenditures.

Equity Awards

We believe that superior long-term performance is achieved through an ownership culture that encourages performance by our executive officers through the use of stock and stock-based awards.  Our 2005 Equity Incentive Plan has been established to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our stockholders.  Other than for our co-founders, Messrs. Shindo and Taft, our 2005 Equity Incentive Plan has provided the principal method for our executive officers to acquire equity in Hoku.  Long-term equity incentives are provided through grants of stock options and/or restricted stock awards to executive officers and other employees pursuant to our 2005 Equity Incentive Plan.  This component of compensation is intended to retain and motivate employees to improve the performance of our common stock.  Stock options are granted at not less than fair market value and have value only if our stock price increases.  All stock options to our employees, including executive officers, and to our directors are granted at the closing price of our common stock as reported on the NASDAQ Global Market for the trading day on the date of grant.  Under our current practice, we do not grant stock option or restricted stock awards to our executive officers and our employees at times when we are in possession of material non-public information.  Mr. Shindo, our President and Chief Executive Officer, was authorized to grant stock options for up to an aggregate of 66,666 shares per fiscal quarter to employees, other than executive officers, pursuant to authority delegated to him by the Board of Directors.

In March 2008, the Independent Members determined that our named executive officers, except for our President and Chief Executive Officer, would receive grants of restricted stock of our common stock in each of fiscal 2008 and 2009 pursuant to our 2005 Equity Incentive Plan, in lieu of the grant of previously approved stock options which were never issued.  Each restricted stock grant for fiscal 2008 and fiscal 2009 was issued on May 16, 2008 and June 16, 2009, respectively, which was the third business day following the announcement of our results for the applicable fiscal year.  The restricted stock award is included as part of compensation in the fiscal year in which the stock award was granted which is fiscal 2009 and 2010, respectively; however, the restricted stock awards were related to the respective fiscal 2008 and 2009 executive compensation packages.  Messrs. Nakamoto, Paul and Taft received restricted stock awards covering 12,000, 12,000 and 16,000 shares respectively; each such award vests in four equal quarterly installments commencing April 1, 2011.

Our named executive officers also received additional equity awards during fiscal 2010 as part of the retention payments described below.

Retention Payment

On July 27, 2009, the Independent Members determined that due to the elimination of cash incentive payments for fiscal 2010 and the uncertainty regarding our future performance and ability to continue as a going concern, it was necessary to provide the officers with a periodic cash retention payment and a restricted stock grant which would vest throughout the remainder of fiscal 2010 in order to remove much of the uncertainty around the executive officers’ total compensation, complement conservative base salaries (which remained unchanged in fiscal 2010) and help to ensure that our senior management team remained intact during a critical period.  The Independent Members determined that Messrs. Paul, Nakamoto and Taft would each be eligible to receive a cash retention payment in fiscal 2010 equal to $40,000 in the aggregate.  Mr. Shindo would be eligible to receive a cash payment equal to $100,000 in the aggregate.  The retention payment was paid in four equal installments in each of July, September, December and March of fiscal 2010.

In addition to the cash retention payment, on August 4, 2009 (three days following our quarterly earnings call), each of Messrs.  Nakamoto and Taft received a restricted stock award of 40,000 shares of our common stock, Mr. Paul received a restricted stock award of 50,000 shares of our common stock and Mr. Shindo received a restricted stock award of 60,000 shares of our common stock, in each case pursuant to our 2005 Equity Incentive Plan, and vesting in two equal installments on each of January 31, 2010 and July 31, 2010.

In order for an executive officer to be eligible to receive the cash retention payment or vest in the stock retention award, the executive officer must continue to be our employee as of the date that the retention payment is to be paid or vests.

Benefits

The Independent Members also approved the payment of personal expenses incurred by Mr. Shindo not to exceed $10,000 for fiscal 2010 and the hiring of hourly employee(s) to assist Mr. Shindo with personal responsibilities.  We paid $6,572 for such personal expenses, $14,566 for wages of the hourly assistant(s) and $6,915 as gross up to cover the personal income tax expense incurred by Mr. Shindo in connection with these arrangements.

The Independent Members also approved having one of our employees spend a portion of his time assisting Mr. Taft with personal matters.  However, Mr. Taft did not utilize the services of our employee and accordingly did not incur expenses related to this benefit.

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

Fiscal 2011 Incentive Compensation Plan

On March 16, 2010, the Compensation Committee approved the compensation plan for fiscal 2011 for all named executive officers.  The compensation will be comprised of base salary, retention bonus, performance based bonuses and time-based and performance-based restricted stock awards as follows:

					Number of shares Subject to Restricted Stock Award
	Base Annual Salary USD	Retention Cash Bonus USD (1)	EHS Cash Bonus USD (2)	Performance Cash Bonus USD (3)	Service Vesting (4)	Performance-based (5)
CEO	300,000	100,000	50,000	150,000	48,000	32,000
CTO	150,000	50,000	25,000	75,000	24,000	16,000
CSO	120,000	40,000	20,000	40,000	24,000	16,000
CFO	150,000	50,000	25,000	75,000	24,000	16,000

(1)	25% of the Retention Cash Bonus will be paid a the end of each quarter so long as such officer is employed as an officer at the end of the applicable quarter.

(2)	The Environmental, Health and Safety cash bonus will be paid on March 31, 2011 if we achieve a certain environmental, health and safety record for fiscal 2011.

(3)
The performance cash bonus is separated into three equal parts, each with part being paid if we achieve in fiscal 2011 a specified construction or operations milestone related to our polysilicon plant.  The amount that such officer earns from each part of the performance cash bonus shall be paid on March 31, 2011.

(4)	Each share of guaranteed restricted stock will be granted on April 1, 2010, and vest on March 31, 2011, provided that the officer continues as our employee as of the vesting date.

(5)
Each share of performance based restricted stock will be granted on April 1, 2010 and vest if certain financial and operation goals are achieved.  If the applicable performance goal is achieve, as certified by our Compensation Committee, the related shares will vest as of the date of certification.  In each case, if the performance goal is not achieved, the restricted shares will be forfeited on the date such determination is made.

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

We adopted SFAS No. 123(R) on April 1, 2005. SFAS No. 123(R) establishes accounting for stock-based awards exchanged for employee services.  Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the awards, and is recognized as an expense over the requisite employee service period.  The Independent Members have determined to retain for the foreseeable future our stock option program as the sole component of its long-term compensation program, and, therefore, to record this expense on an ongoing basis according to SFAS No. 123(R).

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION FOR FISCAL 2010

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of Hoku Corporation under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management.  Based on its review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

July 29, 2010

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

Karl E. Stahlkopf

Zhong Li

Yi Zheng

Compensation Committee Interlocks and Insider Participation

Prior to January 2010, we did not have a separate compensation committee.  In January 2010 we established the Compensation Committee, which consists of Karl E. Stahlkopf, Zhong Li and Yi Zheng.  None of our executive officers currently serves, or has served during fiscal 2010, on the compensation committee or board of directors of any other entity that has one or more executive officers serving as a member of our Board of Directors or our Compensation Committee.

EXECUTIVE COMPENSATION

The following table shows for fiscal years ended March 31, 2010, 2009 and 2008, respectively, compensation awarded or paid to, or earned by, our Chief Executive Officer, Chief Financial Officer and our other two most highly compensated executive officers.  We refer to such persons as our named executive officers.  There were no other executive officers during fiscal 2010.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus(4) (1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)

Dustin M. Shindo	2010	380,000	100,000	123,600		41,046(3)	644,646
	2009	380,000		—	—	59,129(7)	439,129
President and Chief Executive Officer	2008	380,000		1,034,280	760,000	52,944(5)	2,227,224

Darryl S. Nakamoto	2010	120,000	40,000	106,040		9,325(4)	275,365
	2009	120,000		101,520	—	556(4)	222,076
Chief Financial Officer, Treasurer and Secretary	2008	90,000		44,996	180,000	—	314,996

Scott B. Paul	2010	120,000	40,000	126,640		11,540(4)	298,180
	2009	120,000		101,520	—	7,227(4)	228,747
Chief Operating Officer	2008	90,000		44,514	180,000	6,587(4)	321,101

Karl M. Taft, III	2010	120,000	40,000	113,920		2,983(4)	276,903
	2009	120,000		135,360	—	947(4)	256,307
Chief Technology Officer	2008	90,000		44,378	180,000	3,929(6)	318.307

(1)	Represents a retention bonus that was paid in four equal installments in each of July, September, December and March of fiscal 2010.
(2)
The amounts shown in this column for each fiscal year represents the aggregate the grant date fair value for the restricted stock awards made in that year.  The grant date fair values were calculated in accordance with FASB Standards Codification Topic 718 (“ASC Topic 718”) on the basis of the closing price of the Company’s common stock on the award date and does not take into account the impact of estimated forfeitures related to service-based vesting conditions.  The assumptions used in the calculation of these amounts are included in Note 8, “Stockholders’ Equity—Stock-Based Compensation” to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2010.

(3)
This amount represents (i) $6,572 for personal expenses, (ii) $14,566 for wages for an hourly employee to assist Mr. Shindo with personal responsibilities, (iii) $6,915 as a gross up to cover the personal income taxes incurred by Mr. Shindo as a result of such payments and (iv) $12,993 for the cost of medical coverage for Mr. Shindo’s family members..

(4)	This amount represents the cost of medical coverage for the executive’s family members.
(5)	This amount represents $45,571 in fringe benefits and $7,373 for the cost of medical coverage for the executive’s family members.
(6)	This amount represents $1,445 in fringe benefits and $2,484 for the cost of medical coverage for the executive’s family members.
(7)	This amount represents $51,145 in fringe benefits and $7,984 for the cost of medical coverage for the executive’s family members.

Grants of Plan-Based Awards in Fiscal 2010

Name	Grant Date	Approval Date of Grant	Number of shares of stock or units(#) (2)	Grant Date Fair Value of Stock and Option Awards ($) (3)
Dustin M. Shindo	8/04/09	7/27/09(2)	60,000	123,600

Darryl S. Nakamoto	6/16/09	2/07/07(1)	12,000	23,640(
	8/4/09	7/27/09(2)	40,000	82,400
Scott B. Paul	6/16/09	2/07/07(1)	12,000	23,640
	8/4/09	7/27/09(2)	50,000	103,000
Karl M. Taft III	6/16/09	2/07/07(1)	16,000	31,520
	8/4/09	7/27/09(2)	40,000	82,400

(1)
In February 2007, the Independent Members determined that Mr. Nakamoto, Mr. Paul and Mr. Taft would be eligible to receive stock option grants for 18,000, 18,000 and 24,000 shares, respectively, of our common stock in fiscal 2009 pursuant to our 2005 Equity Incentive Plan.  Each stock option grant was to be issued on the third business day following the announcement of our results for the applicable fiscal year, subject to certain limitations.  Each option grant was to vest monthly over a one-year period, commencing on April 1, 2012 for the fiscal 2009 option grant.  In March 2008, the Independent Members determined that Mr. Nakamoto, Mr. Paul and Mr. Taft would receive grants of restricted stock of 12,000, 12,000 and 16,000 shares, respectively, of our common stock in fiscal 2009 pursuant to our 2005 Equity Incentive Plan, in lieu of the grant of previously approved stock options which were never issued.  Each restricted stock grant for fiscal 2010 was issued on June 16, 2009.  Each restricted stock award will vest in four equal quarterly installments commencing April 1, 2011.

(2)
In July 2009, the Independent Members determined that Mr. Shindo, Mr. Nakamoto, Mr. Paul and Mr. Taft would be eligible to receive restricted stock awards of 60,000, 40,000, 50,000 and 40,000 shares, respectively, of our common stock in fiscal 2010 pursuant to our 2005 Equity Incentive Plan.  Each restricted stock award was issued on August 4, 2009.  Each restricted stock award will vest in two equal installments on each of January 31, 2010 and July 31, 2010.

(3)
Represents the aggregate grant date fair value of the restricted stock awards, calculated in accordance with ASC Topic 718.  Such grant date fair value is accordingly based on the closing price of the Company’s common stock on the grant date and does not take into account any estimated forfeitures related to service-vesting conditions.

Outstanding Equity Awards at Fiscal 2010 Year End

	Option Awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(8)

Dustin M. Shindo
	—		—		—	—	30,000	(4)	77,400

Darryl S. Nakamoto
	33,333	(1)	26,667	(2)	2.60	07/24/16	44,000	(5)	113,520
	—		—		—	—	—		—

Scott B. Paul
	33,333	(3)	—		0.375	12/13/14	49,000	(6)	126,400
	33,333	(1)	26,667	(2)	2.60	07/24/16	—		—

Karl M. Taft III
	33,333	(1)	26,667	(2)	2.60	07/24/16	52,000	(7)	134,160

(1)
Represents the vested portion of stock options granted under our 2005 Equity Incentive Plan on July 24, 2006 for 60,000 shares of common stock.  Each option is immediately exercisable for all the option shares subject to the Company’s right to repurchase any unvested shares upon the executive officer’s termination.  1/36th of the shares vest on a monthly basis commencing on the second anniversary of the date of the grant.  Vesting may accelerate pursuant to certain agreements, please see “Severance and Change of Control Agreements” below.  Each stock option has a ten year term.  Stock options generally terminate three months after termination of an optionee’s service for any reason other than disability or death, 12 months after termination due to disability and 18 months after termination due to death.

(2)	Represents the unvested portion of stock options granted on July 24, 2006 for 60,000 shares of common stock.
(3)
Represents the vested portion of a stock option granted on December 13, 2004 for 33,333 shares. 1/36th of the shares vest on a monthly basis commencing on the second anniversary of the date of the grant.  As of March 31, 2010, the option was fully vested.

(4)
Represents (i) the unvested portion of a restricted stock award covering 30,000 shares granted on August 4, 2009 which vests on January 31, 2010.  Vesting may accelerate pursuant to certain agreements, please see “Severance and Change of Control Agreements” below.

(5)
Represents (i) the unvested portion of a restricted stock award covering 12,000 shares granted on May 16, 2008, of which 1/4th of the shares vest quarterly after the vesting commencement date of April 1, 2010, (ii) the unvested portion of a restricted stock award covering 12,000 shares granted on June 16, 2009, of which 1/4th of the shares vest quarterly after the vesting commencement date of April 1, 2011, and (iii) the unvested portion of a restricted stock award covering 20,000 shares granted on August 4, 2009, which vests on January 31, 2010.  Vesting may accelerate pursuant to certain agreements, please see “Severance and Change of Control Agreements” below.

(6)
Represents (i) the unvested portion of a restricted stock award covering 12,000 shares granted on May 16, 2008, of which 1/4th of the shares vest quarterly after the vesting commencement date of April 1, 2010, (ii) the unvested portion of a restricted stock award covering 12,000 shares granted on June 16, 2009, of which 1/4th of the shares vest quarterly after the vesting commencement date of April 1, 2011, and (iii) the unvested portion of a restricted stock award covering 25,000 shares granted on August 4, 2009, which vests on January 31, 2010.  Vesting may accelerate pursuant to certain agreements, please see “Severance and Change of Control Agreements” below.

(7)
Represents (i) the unvested portion of a restricted stock award covering 16,000 shares granted on May 16, 2008, of which 1/4th of the shares vest quarterly after the vesting commencement date of April 1, 2010, (ii) the unvested portion of a restricted stock award covering 16,000 shares granted on June 16, 2009, of which 1/4th of the shares vest quarterly after the vesting commencement date of April 1, 2011, and (iii) the unvested portion of a restricted stock award covering 20,000 shares granted on August 4, 2009, which vests on January 31, 2010.  Vesting may accelerate pursuant to certain agreements, please see “Severance and Change of Control Agreements” below.

(8)
Value determined based on USD $2.58,  the closing price of our common stock on March 31, 2010, the last market trading day for fiscal 2010, as reported on the NASDAQ Global Market, multiplied by the number of restricted stock awards.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)(1)	Value Realized on Exercise($)(2)	Number of shares Acquired on Vesting(#)(1)	Value Realized on Vesting($)(3)
Dustin M. Shindo	—	—	30,000	74,400
Darryl S. Nakamoto	27,667	61,319	20,000	49,600
Scott B. Paul	47,500	124,589	25,000	62,000
Karl M. Taft, III	33,333	89.166	20,000	49,600

(1)	Represents shares that vested during fiscal 2010 relating to previously granted stock options or restricted stock awards.
(2)
Value determined based on the closing price of our common stock as reported on the NASDAQ Global Market on the date of exercise, less the applicable exercise price, multiplied by the number of shares for which the options were exercised during fiscal 2009.  Amounts exclude values that are realized upon vesting.

(3)
Value determined based on the closing prices of our common stock as reported on the NASDAQ Global Market on the applicable vesting date, multiplied by the number of shares as to which the award vested on such date.

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

Dustin M. Shindo

Dustin M. Shindo, Chairman of the Board of Directors, President and Chief Executive Officer, was granted a restricted stock award of 60,000 shares of our common stock.  The restricted stock agreement is subject to accelerated vesting, such that 50% of the unvested shares subject to such stock grant shall automatically vest in the event that Mr. Nakamoto’s employment with us is terminated without cause within eighteen months following a change of control.

Darryl S. Nakamoto

Darryl S. Nakamoto, our Chief Financial Officer, Treasurer and Secretary, was granted a stock option to purchase 60,000 shares of our common stock at an exercise price of $2.60 per share in July 2006.  In May 2008, June 2009 and August 2009, Mr. Nakamoto was granted restricted stock awards of 12,000, 12,000 and 40,000 shares, respectively, of our common stock.  The stock option and restricted stock agreements are subject to accelerated vesting, such that 50% of the unvested shares subject to each such award shall automatically vest in the event that Mr. Nakamoto’s employment with us is terminated without cause within eighteen months following a change of control.

Scott B. Paul

Scott B. Paul, our Chief Operating Officer, was granted a stock option to purchase 60,000 shares of our common stock at an exercise price of $2.60 per share in July 2006.  In May 2008, June 2009 and August 2009, Mr. Paul was granted restricted stock awards of 12,000, 12,000 and 50,000 shares, respectively, of our common stock.  The stock option and restricted stock agreements are subject to accelerated vesting, such that 50% of the unvested shares subject to each such award shall automatically vest in the event that Mr. Paul’s employment with us is terminated without cause within eighteen months following a change of control.

Karl M. Taft III

Karl M. Taft, our Chief Technology Officer, was granted a stock option to purchase 60,000 shares of our common stock at an exercise price of $2.60 per share in July 2006.  In May 2008, June 2009 and August 2009, Mr. Taft was granted restricted stock awards of 16,000, 16,000 and 40,000 shares, respectively, of our common stock.  The stock option and restricted stock agreements are subject to accelerated vesting, such that 50% of the unvested shares subject to each such award shall automatically vest in the event that Mr. Taft’s employment with us is terminated without cause within eighteen months following a change of control.

The following table describes the potential value of equity acceleration to the named officers above upon their termination without cause within 12 months of a change of control of Hoku, as if such termination had occurred on March 31, 2010:

Equity Acceleration	Termination without Cause Following a Change in Control(1)
Dustin M. Shindo	$38,700
Darryl S. Nakamoto	$56,760
Scott B. Paul	$63,210
Karl M. Taft	$67,080

(1)           Calculated based on a termination without cause following a change of control as of March 31, 2010, and assuming a price per share of $2.58, which was the closing price of our common shares as reported on the NASDAQ Global Market on March 31, 2010, the last market trading day for fiscal 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth, as of June 30, 2010, certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director and each nominee for director, (iii) each of our named executive officers, and (iv) all of our current directors and executive officers as a group.

The following tables are based upon information supplied by officers, directors and principal stockholders.  Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe that each of the stockholders named in these tables has sole voting and investment power with respect to the shares indicated as beneficially owned.  Unless otherwise indicated, options to purchase shares of our common stock that are exercisable within 60 days of June 30, 2010 are deemed to be beneficially owned by the persons holding these options and warrants and outstanding for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.  Applicable percentages are based on 55,087,121 shares outstanding on June 30, 2010, adjusted as required by rules promulgated by the SEC.  Unless otherwise indicated, the principal address of each of the stockholders named below is Hoku Corporation, 1288 Ala Moana Blvd., Honolulu, Hawaii 96814.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned

Tianwei New Energy Holdings Co., Ltd. No. 1 Tianwei Road Southwest Airport Economic Development Zone Chengdu Sichuan, China	43,379,287	(1)	66.64%

Wei Xia	—		—
Yi Zheng	11,583		*
Yu Wen	—		—
Zhong Li	—		—
Dustin M. Shindo	2,854,482	(2)	5.1%
Dean K. Hirata	41,625	(3)	*
Karl E. Stahlkopf	66,142	(4)	*
Darryl S. Nakamoto	183,346	(5)	*
Scott B. Paul	259,640	(6)	*
Karl M. Taft III	1,065,740	(7)	1.93%

All executive officers and directors as a group (9 persons)	1,628,076	(8)	2.94%

*	Less than one percent.

(1)
Consists of 33,379,287 shares of common stock and 10,000,000 shares of common stock issuable upon exercise of a warrant issued to Tianwei in connection with the investment transaction that closed on December 22, 2009.  Based on a Schedule 13D filed by Tianwei on September 30, 2009, as amended by a Schedule 13D/A filed by Tianwei on December 31, 2009, each of Tianwei and Baoding Tianwei Group Co., Ltd. has sole voting and dispositive power over an aggregate of 43,379,287 shares.  We entered into an investors rights agreement with Tianwei in connection with its investment that was closed in December 2009, pursuant to which Tianwei has the right to designate four nominees to our board will terminate upon the earlier of (i) Tianwei (together with its affiliates) ceasing to be our largest individual stockholder or (i) Tianwei (together with its affiliates) owning less than 25% of the outstanding shares of our common stock. See also “Item 13. Certain Relationships and Related Transactions, and Director Independence—Relationship with Tianwei.”

(2)
Consists of 2,854,482 shares held in the Dustin M. Shindo Trust dated September 23, 2005, which is deemed to be controlled by Mr. Shindo.  Mr. Shindo was our Chairman of the Board of Directors, President and Chief Executive Officer during the fiscal year ended March 31, 2010.  He resigned these positions effective April 1, 2010.

(3)	Includes 15,515 shares held by Mr. Hirata. Also includes 26,110 shares of common stock subject to options exercisable within 60 days of June 30, 2010 by Mr. Hirata.
(4)	Includes 33,366 shares held by Mr. Stahlkopf. Also includes 32,776 shares of common stock subject to options exercisable within 60 days of June 30, 2010 by Mr. Stahlkopf.
(5)	Includes 141,680 shares held by Mr. Nakamoto. Also includes 41,666 shares of common stock subject to options exercisable within 60 days of June 30, 2010 by Mr. Nakamoto.
(6)	Includes 184,641 shares held by Mr. Paul. Also includes 74,999 shares of common stock subject to options exercisable within 60 days of June 30, 2010 by Mr. Paul.
(7)
Includes 1,024,074 shares held in the Karl M. Taft III Trust dated November 25, 2005, which is deemed to be controlled by Mr. Taft. Also includes 41,666 shares of common stock subject to options exercisable within 60 days of June 30, 2010 by Mr. Taft.

(8)
Includes 217,217 shares of common stock subject to options exercisable within 60 days of June 30, 2010 by the executive officers and directors.  Excludes information for Mr. Shindo whose resignation became effective on April 1, 2010.

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

Related Party Transactions and Relationships

Relationship with Tianwei

Financing Transaction

In December 2009, we completed a financing transaction with Tianwei (the “Closing”), a corporation organized under the laws of the People’s Republic of China, in which we issued to Tianwei 33,379,287 shares of our common stock, representing 60% of our fully-diluted outstanding shares (the “Shares”), pursuant to a securities purchase agreement (the “Purchase Agreement”).  Tianwei is restricted from transferring directly or indirectly 23,365,501 shares, or 70%, of its total shares to any third-party until the first anniversary of the Closing.  We also granted to Tianwei a warrant to purchase an additional 10 million shares of our common stock (the “Warrant”). The terms of the Warrant include: (i) a per share exercise price equal to $2.52; (ii) an exercise period of seven years; and (iii) provision for a cashless, net-issue exercise.

In exchange for the issuance of 33,379,287 shares of our common stock, we amended our existing supply agreement with Tianwei, pursuant to which Tianwei cancelled $50 million in prepayments already made to us.  The amended supply agreements also provided for a reduced price at which Tianwei purchases polysilicon by approximately 11% in each year of the ten year agreement. Tianwei also agreed to loan us $50.0 million.   The Purchase Agreement also provides that Tianwei is entitled to designate four members to our board of directors, and we expanded our board to seven members in connection with the financing transaction.  For more information regarding the directors designated by Tianwei, see “Item 10: Directors, Executive Officers and Corporate Governance.”

Investor Rights Agreement

Upon the Closing, we also entered into an investor rights agreement (the “Investor Rights Agreement”) with Tianwei, under which we agreed to:

•
within 30 days of the Closing, file a registration statement with the Securities and Exchange Commission, or the SEC, for the resale of 30% of the Shares and the shares underlying the Warrant, or the Registrable Securities;

•	use our reasonable best efforts to have the registration statement declared effective within 90 days following the filing;
•
and use our reasonable best efforts to keep the shelf registration statement effective until the date on which all of the Registrable Securities have been resold pursuant to an effective registration statement or Rule 144 under the Securities Act of 1933, as amended, or the Securities Act, or are eligible for resale without restriction under Rule 144.

On February 9, 2010, we filed a registration statement on Form S-3 pursuant to the Investors Rights Agreement.  On April 22, 2010, with the consent of Tianwei, we withdrew this registration statement prior to its effectiveness as we determined not to proceed with the registration of the shares.

Pursuant to the Investor Rights Agreement, Tianwei’s right to designate four nominees to our board will terminate upon the earlier of (i) Tianwei (together with its affiliates) ceasing to be our largest individual stockholder or (i) Tianwei (together with its affiliates) owning less than 25% of the outstanding shares of our common stock.

Debt Financing

Upon the Closing we entered into a Loan Implementation Agreement with Hoku Materials and Tianwei (the “Loan Agreement”).  Under the Loan Agreement, Tianwei agreed to provide us with a loan of $50 million through China Construction Bank, as its agent (the “Term Loan”).  The Term Loan was funded in two tranches: we received $20.0 million and $30.0 million in loan proceeds in January and March 2010, respectively.  The Term Loan has a term of two years, and bears interest at the rate of 5.94% per annum, with interest payable in arrears on a quarterly basis. The Term Loan is secured by all of our assets and Hoku Materials’ assets.  In addition, the Term Loan will be further secured by a mortgage on Hoku Materials’ real property located in Pocatello, Idaho.  At the Closing, we also entered into a Financing Backstop Agreement with Tianwei (the “Financing Backstop Agreement”). Under the Financing Backstop Agreement, Tianwei agreed that, in the event all or any portion of the Term Loan shall not have been advanced to us within 60 days after the Closing, Tianwei shall pay or cause to be paid any unfunded amount to us within five business days after such date.

In addition, Tianwei has agreed that as long as it owns any shares of our common stock, Tianwei will use its reasonable best efforts to assist us in obtaining access to any additional debt financing that we require to complete the construction and operation of our polysilicon plant.

In May 2010, we entered into a $20.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if we elect, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  We entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  For a description of the credit agreement, see our current report on Form 8-K filed on May 26, 2010 and related exhibits.

In June 2010, we entered into a $28.3 million credit agreement with the New York branch of China Construction Bank. The agreement provides for a term loan in an aggregate principal amount not to exceed $28.3 million, which must be borrowed within 90 days of our satisfying certain customary closing conditions.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei and issued by the Sichuan branch of China Construction Bank in favor of the New York branch of China Construction Bank.  The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 1.875% or, if we elect, and if the bank agrees, any portion of the loan that is not less than $1,000,000 may bear interest at an annual rate equal to the highest “Prime Rate” as published in the “Money Rates” column of the Eastern Edition of the Wall Street Journal from time to time.  We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  For a description of the credit agreement, see our current report on Form 8-K filed on June 30, 2010 and related exhibits.

Registration Rights Agreement

We have entered into an agreement with certain holders of our common stock, including directors and executive officers, including entities with which certain of our directors are affiliated, that provides for certain rights relating to the registration of their shares of common stock that were issued upon conversion of their preferred stock upon the closing of our initial public offering in August 2005.  The directors and executive officers that were parties to this agreement are (i) Dustin M. Shindo, who has resigned his positions as our President, Chief Executive Officer and Chairman of the Board effective as of April 1, 2010, and Karl M. Taft III, who has resigned his position as our director effective as of December 22, 2009.

Employment Relationship

Ryan Shindo, our Director of Operations, is the brother of Dustin M. Shindo, our former Chairman of the Board, President and Chief Executive Officer who resigned as of April 1, 2010.  Ryan Shindo has an annual salary of $50,000 that was effective July 1, 2007.

In fiscal 2010, Ryan Shindo received a stock award of 10,000 shares of common stock with a fair market value of $20,600.  During fiscal 2007, we awarded 3,000 stock options at an exercise price of $2.75.  During fiscal 2010, we expensed $24,624, relating to the restricted stock award and stock options granted to Ryan Shindo.

Consulting Agreements

Pursuant to a Consulting Agreement, dated December 22, 2009, by and between us and Kenton Eldridge, a former member of our Board of Directors, Mr. Eldridge agreed to assist with fundraising efforts for renewable energy projects in Hawaii as we may request (the “Eldridge Consulting Agreement”).  In consideration for these services, all of the stock options Mr. Eldridge received as a member of our Board of Directors continue to vest in accordance with their terms.  Mr. Eldridge holds stock options to purchase 53,331 shares of common stock.  Mr. Eldridge will not receive any other cash or other compensation for his services.  We will reimburse Mr. Eldridge for all pre-approved out-of-pocket expenses incurred in rendering such services.  The Eldridge Consulting Agreement is effective as of December 22, 2009 and will terminate on December 22, 2010.

On March 1, 2010, we entered into a Consulting Agreement with Dustin M. Shindo, who served as our Chairman of the Board of Directors, President and Chief Executive Officer until March 31, 2010 (the “Shindo Consulting Agreement”).  The Shindo Consulting Agreement too effect on April 1, 2010 and will terminate on March 31, 2011.

The Shindo Consulting Agreement provides that Mr. Shindo will act as our consultant to advise on certain strategic and other matters, as requested by us.  As compensation for Mr. Shindo’s consulting services, Mr. Shindo will receive the following:  (A) during each of the first six months of Mr. Shindo's continuous service under the Consulting Agreement, a monthly retainer equal to $40,000 plus the Hawaii general exercise tax applicable to such retainer; (B) during each of the seventh through twelfth month of Mr. Shindo's continuous services under the Consulting Agreement, a monthly retainer equal to $10,000 plus the Hawaii general exercise tax applicable to such retainer; and (C) all restricted stock awards previously granted to Mr. Shindo during the term of his continuous service as an employee of the Company, which remained outstanding as of March 31, 2010, shall continue to vest in accordance with their terms as long as Mr. Shindo continues to provide services us pursuant to the Shindo Consulting Agreement.  In addition, we will reimburse Mr. Shindo for up to $2,000 per month in out-of-pocket travel and other expenses incurred by Mr. Shindo in performing the services contemplated by the Shindo Consulting Agreement.

We believe that all of the transactions described above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Director and Officer Indemnification

Our Amended and Restated Certificate of Incorporation contains provisions limiting the liability of directors.  In addition, as permitted by our Amended and Restated Bylaws, we have entered into agreements to indemnify our directors and executive officers to the fullest extent permitted under Delaware law.  All future transactions between us and our executive officers, directors, principal stockholders and their affiliates will be approved by our Audit Committee.

Director Independence and “Controlled Company” Exemption under NASDAQ Rules

Tianwei owns or controls 33,379,287 shares of our common stock and, therefore, holds approximately 60.59% of our voting power as of June 30, 2010.  Tianwei also holds a warrant to purchase an additional 10,000,000 shares of our common stock.  The 33,379,287 shares, when added to the 10,000,000 shares of common stock covered by the warrant, result in Tianwei beneficially owning 66.64% of our outstanding common stock on a fully-diluted basis.  Thus, our Board has determined that we are a “controlled company” within the meaning of Listing Rule 5615(c)(1) for the NASDAQ Stock Market.  As a “controlled company,” we are exempt from certain listing standards of NASDAQ and are thus not required to have (i) a board of directors comprised of a majority of independent directors; (ii) compensation of the executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iii) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  However, we are not exempt from the requirements to have an audit committee comprised of at least three independent directors and to hold regularly scheduled executive sessions of our Board of Directors in which only the independent directors are present.  Also, Internal Revenue Code Section 162(m) does require a compensation committee of outside directors (within the meaning of Section 162(m)) to approve stock option grants to executive officers in order for us to be able to deduct the stock option grants as an expense.

After review of all relevant transactions or relationships between each director, or any of his family members, and Hoku, our senior management and our independent registered public accounting firm, the Board affirmatively determined that the following directors are independent directors within the meaning of the applicable NASDAQ listing standards: Mr. Hirata, Dr. Stahlkopf and Dr. Zheng. In making this determination, the Board found that none of the directors have a material or other disqualifying relationship with Hoku.  The Board specifically considered Dr. Stahlkopf’s prior position as Senior Vice President, Energy Solutions and Chief Technology Officer of Hawaiian Electric Company, Inc., a subsidiary of Hawaiian Electric Industries, Inc., and our selection in May 2007, by Hawaiian Electric Company, Inc. to negotiate a contract for the installation of a 167 kilowatt photovoltaic system and for our sale to Hawaiian Electric Company, Inc. of the power generated by that system over a proposed 20-year period.  Dr. Stahlkopf is not involved in such negotiations and has no direct or indirect material interest in the proposed contract.  The Board also considered Dr. Zheng’s service as a director of Tianwei from April 23, 2009 to August 1, 2009 and the fact that he was designated by Tianwei to serve as one of our directors.

As required under applicable NASDAQ listing standards, in fiscal 2010 our independent directors met in regularly scheduled executive sessions at which only independent directors were present.

Item 14.  Principal Accounting Fees and Services

The following table represents aggregate fees billed to Hoku for the fiscal years ended March 31, 2010 and 2009 by Ernst & Young LLP.

	Fiscal Year Ended March 31,
	2010	2009
Audit Fees	$377,000	$431,492
Audit-related Fees	—	13,700
Tax Fees	28,000	20,000
All Other Fees	—	—
Total Fees	$405,000	$465,192

Audit Fees.  Audit fees consists of fees billed for professional services rendered in connection with the audit of Hoku’s consolidated financial statements, review of interim consolidated financial statements, and services that are normally provided by Ernst & Young LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  Audit-related fees during fiscal 2009 consisted primarily of services for transactional advisory services.

Tax Fees.  Tax-related fees in fiscal 2009 and 2010 were for tax compliance, tax planning and tax advisory services.

All Other Fees.  None.

All fees described above were pre-approved by our Audit Committee.  The Audit Committee has determined that the rendering of non-audit services by Ernst & Young LLP is compatible with maintaining Ernst & Young LLP’s independence.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) Financial Statements: None.

(a)(2) Financial Statement Schedules: None.

(a)(3) Exhibits: the exhibits to this report are listed on the Exhibit Index below.

(b) Description of exhibits: the exhibits to this report are listed on the Exhibit Index below.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOKU CORPORATION

By:	/s/ Scott B. Paul
Scott B. Paul

President, Chief Executive Officer and Director
Date: July 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SCOTT B. PAUL	President, Chief Executive Officer and	July 29, 2010
Scott B. Paul	Director (Principal Executive Officer)

/s/ DARRYL S. NAKAMOTO	Chief Financial Officer, Treasurer	July 29, 2010
Darryl S. Nakamoto	and Secretary (Principal Financial and
Accounting Officer)

*	Director	July 29, 2010
Karl E. Stahlkopf

*	Director	July 29, 2010
Dean K. Hirata

*	Director	July 29, 2010
Zhong Li

*	Director	July 29, 2010
Yu Wen

*	Director	July 29, 2010
Wei Xia

*	Director	July 29, 2010
Yi Zheng

*By /s/ Scott B. Paul
Scott B. Paul Attorney-in-Fact

Exhibit Index

The following exhibits are included, or incorporated by reference, in this Amendment No. 1 (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Securities Purchase Agreement, dated as of September 28, 2009, by and between Tianwei New Energy Holdings Co., Ltd. and Hoku Scientific, Inc.	8-K	000-51458	2.1	9/29/09

3.1	Amended and Restated Certificate of Incorporation	10-K	000-51458	3.1	7/14/10

3.2	Amended and Restated Bylaws	8-K	000-51458	3.2	10/23/07

3.3	Amendment to Amended and Restated Bylaws	10-K	000-51458	3.3	7/14/10

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	000-51458	3.3	3/19/10

4.1	Specimen Common Stock Certificate	S-1/A	333-124423	4.1	6/2/05

4.2	Warrant for the Purchase of Shares of Common Stock of Hoku Scientific, Inc., dated December 22, 2009, issued to Tianwei New Energy Holdings Co., Ltd.	8-K/A	000-51458	4.4	12/31/09

4.3	Investor Rights Agreement, dated as of December 22, 2009, between Tianwei New Energy Holdings Co., Ltd. and Hoku Scientific, Inc.	8-K/A	000-51458	4.5	12/31/09

4.4	Form of Lock-Up Agreement, dated December 22, 2009, between Tianwei New Energy Holdings Co., Ltd. and certain officers and directors of Hoku Scientific, Inc.	8-K/A	000-51458	4.6	12/31/09

10.2+	Form of Addendum to Stock Option Agreement under the 2002 Stock Plan, as amended, by and between Scott Paul and Hoku Scientific, Inc.	S-1	333-124423	10.6	4/28/05

10.3+	Form of Addendum to Stock Option Agreement under the 2002 Stock Plan, as amended, by and between each of the non-employee directors and Hoku Scientific, Inc.	S-1	333-124423	10.7	4/28/05

10.4	Form of Indemnity Agreement entered into between Hoku Scientific, Inc. and each of its directors and officers	S-1	333-124423	10.8	4/28/05

10.5+	2002 Stock Plan, as amended	S-1	333-124423	10.9	4/28/05

10.6+	Form of Stock Option Agreement under the 2002 Stock Plan, as amended	S-1	333-124423	10.10	4/28/05
10.7+	2005 Equity Incentive Plan	8-K	000-51458	10.11	9/13/06

10.8+	Form of Stock Option Agreement under the 2005 Equity Incentive Plan	8-K	000-51458	10.12	9/13/06

10.9+	2005 Non-Employee Directors’ Stock Option Plan	S-1/A#4	333-124423	10.13	7/13/05

10.10+	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan	S-1/A#4	333-124423	10.14	7/13/05

10.11	Ground Lease, dated March 22, 2007, by and between Hoku Materials, Inc. and The City of Pocatello	8-K	000-51458	10.38	3/28/07

10.12 †	Agreement for Engineering of Hoku Electric Substation and Associated Facilities, dated June 14, 2007, by and between Idaho Power Company and Hoku Materials, Inc.	10-Q	000-51458	10.47	08/06/07
10.13 †	Cost Plus Incentive Construction Contract, dated August 8, 2007, by and between JH Kelly LLC and Hoku Materials, Inc.	10-Q	000-51458	10.52	11/13/07

10.14 †	Engineering, Procurement and Construction Management Agreement, dated August 7, 2007, by and between Stone & Webster, Inc. and Hoku Materials, Inc.	10-Q	000-51458	10.53	11/13/07

10.15	Change Order Number 1 to Engineering, Procurement & Construction Management Agreement, dated October 3, 2007, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.15	7/14/10

10.16 †	Engineering Services and Technology Transfer Agreement, dated October 6, 2007, by and between Dynamic Engineering Inc. and Hoku Materials, Inc.	10-Q	000-51458	10.55	11/13/07

10.17 †	Amendment and Restatement of Contract, dated October 15, 2007, by and between Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.56	11/13/07

10.18	Registration Rights Agreement, dated February 29, 2008, by and among Hoku Scientific, Inc., and the Purchasers named therein	8-K	000-51458	10.65	02/29/08

10.19	Amendment No. 1 to Engineering Services & Technology Transfer Agreement, dated April 4, 2008, by and between Hoku Materials, Inc and Dynamic Engineering Inc.	8-K	000-51458	10.67	04/09/08

10.20 †	Equipment Purchase & Sale Agreement, dated March 4, 2008, by and between Hoku Materials, Inc. and Saft Power Systems USA Inc.	10-K	000-51458	10.68	6/6/08

10.21 †	Change Order Number 2 to Engineering, Procurement & Construction Management Agreement, dated April 8, 2008, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.69	6/6/08

10.22 †	Change Order Number 2 to Cost Plus Incentive Construction Contract, dated April 7, 2008, by and between Hoku Materials, Inc. and JH Kelly LLC	10-K	000-51458	10.70	6/6/08

10.23 †	Equipment Purchase & Sale Agreement, dated April 8, 2008, by and between Hoku Materials, Inc and PVA Tepla Danmark	10-K	000-51458	10.71	6/6/08

10.24 †	First Amended & Restated Supply Agreement, dated as of May 12, 2008, by and between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd.	10-K	000-51458	10.72	6/6/08

10.25†	Second Amended and Restated Supply Agreement, dated as of May 13, 2008, by and between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited	10-K	000-51458	10.73	6/6/08

10.26	Amended and Restated Agreement for Construction of Hoku Electric Substation and Associated Facilities, dated September 17, 2008, between Hoku Materials, Inc. and Idaho Power Company	8-K	000-51458	10.79	9/22/08

10.27	Amendment No. 1 to Second Amended and Restated Supply Agreement, between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited, with Solarfun Power Holdings Co., Ltd. signing as guarantor, dated as of October 22, 2008	8-K	000-51458	10.81	10/23/08

10.28†	Supply Agreement, dated as of November 19, 2008, by and between Hoku Materials, Inc. and BHS Acquisitions, LLC	10-Q	000-51458	10.88	2/3/09

10.29†	Hoku Solar Power I, LLC Operating Agreement, dated as of December 23, 2008, by and between UFA Renewable Energy Fund I, LLC and Hoku Solar, Inc.	10-Q	000-51458	10.89	2/3/09

10.30†	Development Service Agreement, dated as of December 23, 2008, by and between Hoku Solar, Inc. and Hoku Solar Power I, LLC	10-Q	000-51458	10.90	2/3/09

10.31†	Purchase and Sale and Operation and Maintenance Agreement, dated as of December 23, 2008, by and between Hoku Solar, Inc. and Hoku Solar Power I, LLC	10-Q	000-51458	10.91	2/3/09

10.32	Right of First Refusal Agreement, dated as of December 23, 2008, by and between UFA Renewable Energy Fund I, LLC and Hoku Solar, Inc.	10-Q	000-51458	10.92	2/3/09

10.33	Guaranty, dated as of December 23, 2008, by and between Hoku Solar Power I, LLC; UFA Renewable Energy Fund I, LLC; Firstar Development LLC; Hoku Scientific, Inc.; and Hoku Solar, Inc.	10-Q	000-51458	10.93	2/3/09

10.34	Economic Development Agreement, dated as of May 27, 2009, by and between Hoku Materials, Inc. and Pocatello Development Authority	10-Q	000-51458	10.95	6/2/09

10.35	Amendment to the Equipment Purchase & Sale Agreement dated March 4, 2008, between Hoku Materials, Inc., and AEG Power Solutions USA Inc. (fka Saft Power Systems USA Inc.), dated as of May 29, 2009	10-Q	000-51458	10.96	6/2/09

10.36†	First Amended and Restated Supply Agreement, dated as of May 21, 2009, by and between Hoku Materials, Inc. and Polymet Alloys, Inc.	10-K	000-51458	10.97	6/15/09

10.37†	Change Order Number 3 to Engineering, Procurement & Construction Management Agreement, dated February 19, 2009, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.98	6/15/09

10.38†	Supply Agreement, dated as of February 27, 2009, by and between Hoku Materials, Inc. and Shanghai Alex New Energy Co., Ltd.	10-K	000-51458	10.99	6/15/09

10.39†	Amended & Restated Supply Agreement, dated as of February 26, 2009, by and between Hoku Materials, Inc and Jiangxi Jinko Solar Co., Ltd.	10-K	000-51458	10.100	6/15/09

10.40†	Amendment No. 2 to Second Amended & Restated Supply Agreement, dated as of March 26, 2009 by and between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited	10-K	000-51458	10.101	6/15/09

10.41†	Change Order Number 3 to Cost Plus Incentive Contract, dated March 27, 2009 by and between Hoku Materials, Inc. and JH Kelly LLC	10-K	000-51458	10.102	6/15/09

10.42	Amended and Restated Electric Service Agreement, between Hoku Materials, Inc., and Idaho Power Company, dated as of June 19, 2009	8-K	000-51458	10.104	6/22/09

10.43	First Amendment to the First Amended and Restated Supply Agreement between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd., signed July 6, 2009	8-K	000-51458	10.105	7/10/09

10.44	Form of Entrustment Loan Contract by and among Tianwei New Energy Holdings Co. Ltd., China Construction Bank Chengdu Branch, Hoku Materials, Inc. and Hoku Scientific, Inc.	8-K	000-51458	10.108	9/29/09

10.45†	Change Order Number 4 to Cost Plus Incentives Contract, dated September 18, 2009, by and between Hoku Materials, Inc. and JH Kelly LLC	10-Q	000-51458	10.109	11/9/09

10.46†	Amended and Restated Supply Agreement No. 1, dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc.	8-K/A	000-51458	10.110	12/31/09

10.47†	Amended and Restated Supply Agreement No. 2, dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc.	8-K/A	000-51458	10.111	12/31/09

10.48	Form of Security Agreement (relating to Amended and Restated Supply Agreements No. 1 and No. 2), dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc.	8-K/A	000-51458	10.112	12/31/09

10.49	Loan Implementation Agreement, dated December 22, 2009, among Hoku Scientific, Inc., Hoku Materials, Inc. and Tianwei New Energy Holdings Co. Ltd.	8-K/A	000-51458	10.113	12/31/09

10.50	Financing Backstop Agreement, dated December 22, 2009, between Tianwei New Energy Holdings, Co., Ltd. and Hoku Scientific, Inc.	8-K/A	000-51458	10.114	12/31/09

10.51†	Amendment No. 1 to Amended and Restated Supply Agreement, dated as of November 25, 2009, between Jinko Solar Co., Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.115	2/5/10

10.52†	Amendment No. 3 to Second Amended and Restated Supply Agreement, dated as of November 15, 2009, between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.	10-Q	000-51458	10.116	2/5/10

10.53†	Amendment No. 1 to Supply Agreement, dated as of December 30, 2009, between Shanghai Alex New Energy Co., Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.117	2/5/10

10.54	Consulting Agreement, dated as of March 1, 2010, between Dustin M. Shindo and Hoku Scientific, Inc.	8-K	000-51458	10.118	3/5/10

10.55††	Change Order Number 4 to Engineering, Procurement & Construction Management Agreement, dated February 16, 2010, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.55	7/14/10

10.56††	Amendment No. 4 to Second Amended and Restated Supply Agreement, dated as of March 1, 2010, between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.	10-K	000-51458	10.56	7/14/10

10.57††	Sales Agreement, dated as of March 31, 2010, between Evonik Degussa Corporation and Hoku Materials, Inc.	10-K	000-51458	10.57	7/14/10

10.58††	Second Amended & Restated Supply Agreement, dated as of March 31, 2010, by and between Hoku Materials, Inc and Wealthy Rise International, Ltd.	10-K	000-51458	10.58	7/14/10

10.59	Credit Agreement, dated May 24, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch	8-K	000-51458	10.119	5/26/10

10.60	Reimbursement Agreement, dated May 24, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.120	5/26/10

10.61	Credit Agreement, dated June 30, 2010, between Hoku Corporation and China Construction Bank Corporation, New York Branch	8-K	000-51458	10.121	6/30/10

10.62	Reimbursement Agreement, dated June 30, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.122	6/30/10

10.63††	Amendment to the First Amended and Restated Supply Agreement between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd., signed June 29, 2010	10-K	000-51458	10.63	7/14/10

21.1	Subsidiaries of Hoku Corporation	10-K/A	000-51458	21.1	7/29/09

23.1	Consent of independent registered public accounting firm	10-K	000-51458	23.1	7/14/10

24.1	Form 10-K Power of Attorney (included in signature page)	10-K	000-51458	24.1	7/14/10

31.1	Form 10-K Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	10-K	000-51458	31.1	7/14/10

31.2	Form 10-K Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	10-K	000-51458	31.2	7/14/10

31.3	Form 10-K/A Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

31.4	Form 10-K/A Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1#	Form 10-K Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	10-K	000-51458	10.63	7/14/10

32.2#	Form 10-K Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	10-K	000-51458	10.63	7/14/10

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