Form 10-Q
period 2010-06-30
Hoku Corp
filed 2010-08-11
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM____TO____.

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

☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer (Do not check if a smaller reporting company)
☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐   Yes     ☒   No

Common Stock, par value $0.001 per share, outstanding as of  July 15, 2010: 55,087,121

HOKU CORPORATION
FORM 10-Q
For the Quarterly Period Ended June 30, 2010
Table of Contents
Part I – Financial Information

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOKU CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30, 2010	March 31, 2010
Assets	(unaudited)
Cash and cash equivalents	$8,344	$6,962
Inventory	726	249
Accounts receivable	489	894
Costs of uncompleted contracts	915	93
Other current assets	255	856
Total current assets	10,729	9,054

Deferred cost of debt financing	1,095	1,175
Property, plant and equipment, net	311,817	287,975

Total assets	$323,641	$298,204

Liabilities and Equity
Accounts payable and accrued expenses	$24,269	$22,660
Deferred revenue	854	6
Deposits – Hoku Materials	16,652	11,134
Other current liabilities	215	204
Total current liabilities	41,990	34,004

Notes payable- net	59,058	37,709
Long-term debt (Deposits – Hoku Materials)	116,948	115,866

Total liabilities	217,996	187,579

Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued and outstanding as of June 30, 2010 and March 31, 2010
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 55,087,121 and 54,853,677 shares as of June 30, 2010 and March 31, 2010, respectively	54	54
Warrant to purchase 10,000,000 shares of common stock	12,884	12,884
Additional paid-in capital	115,031	114,748
Accumulated deficit	(23,283)	(20,601)
Total Hoku Corporation shareholders’ equity	104,686	107,085
Noncontrolling interest	959	3,540
Total equity	105,645	110,625
Total liabilities and equity	$323,641	$298,204

See accompanying notes to consolidated financial statements.

HOKU CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended
	June 30,
	2010	2009
Service and license revenue	$930	$74
Cost of service and license revenue (1)	565	14
Gross margin	365	60
Operating expenses:
Selling, general and administrative (1)	3,206	1,064
Total operating expenses	3,206	1,064
Loss from operations	(2,841)	(1,004)
Interest and other income	187	84
Net loss	(2,654)	(920)
Net income (loss) attributable to the noncontrolling interest	28	(15)
Net loss attributable to Hoku Corporation	$(2,682)	$(905)

Basic net loss per share attributable to Hoku Corporation	$(0.05)	$(0.04)

Diluted net loss per share attributable to Hoku Corporation	$(0.05)	$(0.04)

Shares used in computing above basic net loss per share	54,607,060	21,009,383

Shares used in computing above diluted net loss per share	54,607,060	21,009,383

(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$—	$4
Selling, general and administrative	321	160

See accompanying notes to consolidated financial statements.

HOKU CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,654)	$(920)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	56
Stock-based compensation	322	143
Changes in operating assets and liabilities:
Accounts receivable	(240)	(195)
Costs of uncompleted contracts	(822)	(1,721)
Inventory	168	1,196
Other current assets	601	96
Accounts payable and accrued operating expenses	463	(665)
Deposits- Hoku Solar	—	(158)
Deferred revenue	848	346
Other current liabilities	11	15
Net cash used in operating activities	(1,248)	(1,807)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	5,713	29
Purchases of short-term investments	(5,713)	(29)
Payment of accounts payable and accrued capital expenditures	(21,274)	(32,853)
Net cash used in investing activities	(21,274)	(32,853)

Cash flows from financing activities:
Contributions from/(distributions to) noncontrolling interest	(2,609)	3,625
Proceeds from notes payable	20,000	—
Costs related to Tianwei investment	(88)	—
Exercise of common stock options	1	—
Proceeds from long-term debt (Deposits-Hoku Materials)	6,600	26,000
Net cash provided by financing activities	23,904	29,625
Net increase/(decrease) in cash and cash equivalents	1,382	(5,035)
Cash and cash equivalents at beginning of period	6,962	17,383
Cash and cash equivalents at end of period	$8,344	$12,348
Supplemental disclosure of non-cash investing activities:
Amortization of debt discount and deferred financing cost to property and equipment	$1,480	$—
Acquisition of property and equipment	$23,512	$43,970

See accompanying notes to consolidated financial statements.

HOKU CORPORATION
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

The Company originally focused its efforts on the design and development of fuel cell technologies, including its Hoku membrane electrode assemblies, or MEAs, and Hoku Membranes. In May 2006, the Company announced its plans to form an integrated photovoltaic, or PV, module business, and its plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, at its polysilicon manufacturing plant in Pocatello, Idaho, or the Polysilicon Plant.  In fiscal 2007, the Company reorganized its business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells.  In February and March 2007, the Company incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly owned subsidiaries to operate its polysilicon and solar businesses, respectively. During fiscal 2010, the Company had limited activity in its fuel cell business.

(b) Basis of Presentation

The Company has incurred operating losses in recent years as the Company has redirected its efforts to focus on the development of its polysilicon and solar businesses.  The Company's current operating plan anticipates raising cash over the next year through a combination of debt and/or equity offerings and possibly new customer contracts to enable the continued construction of the Polysilicon Plant.  Delays in securing financing could result in the Company failing to meet the contractual obligations included in its polysilicon supply agreements.  A termination of any of the Company's polysilicon supply agreements could require the Company to refund prepayments already received to-date.  Based on the current level of capital available to us, including the recently secured $28.3 million credit agreement, if the Company is unable to generate revenue, secure additional financing or structure credit terms with its vendors, then the Company will be forced to curtail construction of the Polysilicon Plant in order to continue as a going concern. If the Company curtails construction, the current level of capital is expected to be sufficient to fund operations through at least March 31, 2011.  However, the Company would need to acquire additional financing to continue construction and sustain operations subsequent to March 31, 2011.  Although the Company cannot assure the reader that such additional sources of financing will be available at acceptable terms, the implementation of a cost reduction program will help to reduce the Company’s capital requirements.  In addition, Tianwei New Energy Holdings Co., Ltd., or Tianwei, has represented that it has the ability and the intent to provide, or make necessary arrangements with others to provide, ongoing operating funds to the Company to ensure the Company’s continuity as a going concern. However, an inability by the Company to reduce costs or expenditures or obtain sufficient capital to fund its operations would have a material adverse affect on the Company and the Company’s ability to complete construction of the Polysilicon Plant, and could impact its ability to continue as a going concern subsequent to March 31, 2011.

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

These statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, after elimination of significant intercompany amounts and transactions, and Hoku Solar Power I LLC, or Power I, a variable interest entity in which the Company is the primary beneficiary.

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

(e) Revenue Recognition

Revenue from polysilicon and PV system installations is recognized when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectability of the arrangement fee is reasonably assured. PV system installation contracts may have several different phases with corresponding progress billings.

The Company applies the percentage-of-completion method of revenue recognition for its PV system contracts for which it can make reasonably dependable estimates of costs.  Under the percentage of completion method, revenue and related costs are deferred and subsequently recognized based on the progress of the installation and an estimate of remaining costs to complete the installation. The Company recognizes revenue under the completed contract method, in which revenue and related costs are deferred and then subsequently recognized only upon completion of the contract, for all contracts for which reasonably dependable estimates of costs are not available.

The Company entered the PV system installation business in fiscal year 2008.  Prior to April 1, 2010, due to the short period of time the Company was in the PV system installation business, the Company did not have the historical experience or the procedures in place to develop reasonably dependable estimates of costs and therefore utilized the completed contract method to record revenue for PV contracts.  Subsequent to this start up period, the Company has developed history and reliable processes and procedures of projecting and tracking contract fulfillment costs, in order to develop reasonably dependable estimates which is required to use the percentage of completion method.  In applying the percentage method, the Company determines the percentage of contract completion on the basis of engineering, labor, subcontractor and other installation costs and excludes material and other non-installation contract costs which are not considered the primary cost determinants in gauging the progress of the PV system contract.  Revenue and related costs are recognized ratably based on the completion of each project and the then current estimate of remaining costs required to complete the project.

The Company will continue to recognize revenue under the completed contract method for PV installations in-progress as of March 31, 2010.

Revenue from the sale of electricity generated from the Company’s PV systems is based on kilowatt usage and is recognized in accordance with its power purchase agreements, or PPAs.

The Company charges the appropriate Hawaii general excise tax to its customers.  The taxes collected from sales are excluded from revenues and recorded as a payable.

(f) Cost of Uncompleted Contracts

Cost of uncompleted contracts represents services performed and/or materials used towards completing a customer contract. Based on the Company’s revenue recognition policy, these services and/or materials can be recognized as contract costs, and are recognized upon completion of contractual milestones. As of June 30, 2010, and March 31, 2010, cost of uncompleted contracts was $915,000 and $93,000, respectively, related to PV system installation contracts.

(g) Guarantees and Indemnifications

The Company has entered into PV system installation contracts which warrant the installation against defects in workmanship, generally for a period of one to five years from the date of installation.  There were no accruals for or expenses related to the warranties for any period presented.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in that capacity.  The term of the indemnification period is equal to the officer’s or director’s lifetime.  The Company has also entered into indemnification agreements with certain of its officers and directors.  The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid.  The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2010 and March 31, 2010.

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

(2) Notes Payable

In May 2010, the Company entered into a $20.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd, or China Merchants Bank.  The Company borrowed the entire $20.0 million in May 2010, and this principal amount of the loan and any unpaid interest must be paid in full two years after the effective date of the credit agreement.  The Company may prepay the loan at any time without penalty.  Funds provided pursuant to the credit agreement are for general corporate purposes, including capital expenditures related to the Polysilicon Plant.  The loan under the credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The Company is also assessed  a facility fee of ½ percent of the total loan amount, or $100,000 per annum.  Interest is due quarterly, and the $20.0 million in loan proceeds is due in May 2012 with no penalty for earlier prepayment of principal.

On June 30, 2010, the Company entered into a $28.3 million credit agreement with the New York branch of China Construction Bank. The agreement provides for a loan in an aggregate principal amount not to exceed $28.3 million, which must be borrowed within 90 days of the Company satisfying certain customary closing conditions.  These closing conditions have been satisfied.  The principal amount of the loan and any unpaid interest thereon must be paid in full by June 2012.  The Company may prepay the loan, in whole or in part, at any time without penalty.  Funds provided pursuant to the credit agreement are for the purpose of completing the development and construction of the Polysilicon Plant. The loan under the credit agreement is secured by a standby letter of credit drawn by Tianwei and issued by the Sichuan branch of China Construction Bank in favor of the New York branch of China Construction Bank.  The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 1.875% or, at the election of the Company and if the bank agrees, any portion of the loan that is not less than $1,000,000 may bear interest at an annual rate equal to the highest “Prime Rate” as published in the “Money Rates” column of the Eastern Edition of the Wall Street Journal from time to time.  The Company paid a facility fee of $70,750 and a commitment fee, which will be determined by multiplying the average daily balance of the un-utilized portion of the maximum loan amount during the 90 day available period by 1.875% per annum.  As of August 11, 2010, the Company has drawn $16.8 million under this agreement, and $11.5 million remains available.

In connection with the credit agreements with the New York branch of China Merchants Bank and the New York branch of China Construction Bank, the Company agreed to reimburse Tianwei for interest, fees and expenses incurred pursuant to, or in connection with negotiating or performing, the standby letter of credits drawn to secure the Company's obligations, which amounts are unknown at this time.

(3) Fair Value of Assets and Liabilities

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

As of June 30, 2010 and March 31, 2010, the Company held the following assets that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents	$4,433	$4,433	$—	$—
Total assets measured at fair value	$4,433	$4,433	$—	$—

	Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,548	$1,548	$—	$—
Total assets measured at fair value	$1,548	$1,548	$—	$—

There were no assets or liabilities that are required to be measured at fair value on a non-recurring basis.

(4) Property, Plant and Equipment

As of June 30, 2010 and March 31, 2010, property, plant and equipment consisted of the following:

	June 30,	March 31,
	2010	2010
	(in thousands)
Construction in progress- Idaho plant and equipment	$308,808	$282,611
PV systems	3,260	5,559
Production equipment	108	108
Office equipment and furniture	109	109
Automobile	98	98

	312,383	288,485
Less accumulated depreciation and amortization	(566)	(510)

Property, plant and equipment, net	$311,817	$287,975

During the three months ended June 30, 2010, the Company reduced the cost of the PV  systems owned by Hoku Solar Power I by $2.3 million as a result of federal grants received under Section 1603 of the American Recovery and Reinvestment Act of 2009, which provides cash  incentives for wind and solar project investments.  In addition, the Company capitalized interest during construction of $2.3 million, comprised of interest charges of $814,000 and amortization of discount and deferred financing costs of $1.5 million, and stock based compensation of $48,000 during the same period.

In assessing the recoverability of its long-lived assets, the Company compared the carrying value to the undiscounted future cash flows the assets are expected to generate.

Except for the reduction in the PV systems as previously discussed, the Company had no write-down of its plant assets.

(5) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following (in thousands of dollars):

	June 30, 2010	March 31, 2010
	(in thousands)
Capital expenditures	$23,512	$22,366
Operating expenditures	757	294
Total accounts payable and accrued expenses	$24,269	$22,660

The capital expenditures pertain primarily to the construction of the Polysilicon Plant and equipment additions related to the Polysilicon Plant.

(6) Long-term Debt (Deposits - Hoku Materials)

The Company has entered into various supply agreements with customers for the sale and delivery of polysilicon over specified periods of time.  Under the supply agreements, customers are generally required to pay cash deposits to the Company as a prepayment for future product deliveries.  Generally, these payments are for deliveries of polysilicon, which are expected to occur subsequent to the initial year of the agreements.  At such time as the Company begins to deliver polysilicon pursuant to each customer’s respective contract and the Company is assured that the polysilicon has been accepted under the terms of the respective contract, the related deposits will be reclassified to deferred revenue.

As of June 30, 2010 and March 31, 2010, the Company had $133.6 million and $127.0 million, respectively, related to prepayments received under its various polysilicon supply agreements.  The prepaid amounts from each customer that are expected to be applied to future product deliveries after March 31, 2011 have been reflected in the consolidated balance sheets as Long-term debt (Deposits - Hoku Materials).

Under the terms of the various long-term polysilicon supply agreements with its customers, the Company is generally required to refund these prepayments, in each case, if the customer terminates the respective supply agreement under certain circumstances, which generally include, but are not limited to, bankruptcy, failure to commence shipments of polysilicon by specified dates, repeated failure to deliver a specified quality of product, and/or failure to meet other milestones.  The Company has granted security interests to each of its customers in all of the Company’s tangible and intangible assets related to its polysilicon business to serve as collateral for the Company’s obligation to repay the remaining amount of each of its customer’s respective prepayments made as of the date of any termination that has not been applied to the purchase price of polysilicon previously delivered under the respective contract.  Such security interests are subordinated to the security interest granted to Tianwei as part of its January 2010 financing.

The following is a summary of prepayments received as of June 30, 2010:

Prepayment
Customer	(in thousands)
Wuxi Suntech Power Co., Ltd.	$2,000
Solarfun Power Hong Kong Ltd.	49,000
Tianwei New Energy (Chengdu) Wafer Co., Ltd.	29,000
Jinko Solar Co., Ltd.	20,000
Shanghai Alex New Energy Co., Ltd.	20,000
Wealthy Rise International, Ltd. (Solargiga)	13,600
$133,600

Based on existing terms of the various long-term polysilicon supply agreements, the $133.6 million of customer prepayments would be credited against future product deliveries in the years ending June 30, 2011 through 2015 and thereafter as indicated in the following table.

Application of
Customer Deposits
June 30 Ending	(in thousands)
2011	$16,652
2012	28,233
2013	19,756
2014	11,656
2015	11,656
Thereafter	45,647
$133,600

(7) Total Equity

Changes in total equity for the three months ended June 30, 2010 were as follows (in thousands):

	Hoku Corporation Shareholders’ Equity
			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total	Comprehensive
	Stock	Warrant	Capital	Deficit	Interest	Equity	Loss
Balance as of March 31, 2010	54	12,884	114,748	(20,601)	3,540	110,625	-
Distributions to Noncontrolling interest					(2,609)	(2,609)
Net loss				(2,682)	28	(2,654)	(2,654)
Exercise of common stock options			1			1
Stock-based compensation			370			370
Costs related to Tianwei financing			(88)			(88)
Balance as of June 30, 2010	54	12,884	115,031	(23,283)	959	105,645	(2,654)

(8) Income Taxes

Income taxes are accounted for under the asset and liability method, which establishes financial accounting and reporting standards for income taxes. The Company recognizes federal and state current tax liabilities based on its estimate of taxes payable to or refundable by each tax jurisdiction in the current fiscal year.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company also records a valuation allowance to reduce deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company continues to provide a valuation allowance against its net deferred tax assets as of June 30, 2010.

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

The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the denominator used in the computation of basic and diluted net loss per share:

	Three Months EndedJune 30,
	2010	2009

Numerator:
Net loss attributable to Hoku Corporation (in $000's)	$(2,682)	$(905)
Denominator:
Weighted average shares of common stock (basic)	54,607,060	21,009,383
Effect of Dilutive Securities
Add:
Weighted average stock options	—	—

Weighted average shares of common stock (diluted)	54,607,060	21,009,383

Basic net loss per share attributable to Hoku Corporation	$(0.05)	$(0.04)

Diluted net loss per share attributable to Hoku Corporation	$(0.05)	$(0.04)

The basic weighted average shares of common stock for the three months ended June 30, 2010 and 2009 excludes unvested restricted shares of common stock.

During the three months ended June 30, 2010, potential dilutive securities included options to purchase 214,010 shares of common stock, at prices ranging from $0.075 to $3.05 per share. During the three months ended June 30, 2009, potential dilutive securities included options to purchase 143,010 shares of common stock at prices ranging from $0.075 to $.525 per share. During the three month periods ended June 30, 2010 and June 30, 2009, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share, due to the Company’s net loss for both periods.

(10) Commitments, Contingencies and Purchase Obligations

Stone & Webster, Inc. In August 2007, the Company entered into an Engineering, Procurement and Construction Management Contract with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering and procurement services for the construction of the Company’s Polysilicon Plant, which was amended in October 2007 by Change Order No. 1, again in April 2008 by Change Order No. 2, and again in February 2009 by Change Order No. 3, which are collectively the Engineering Agreement.  Under the Engineering Agreement, S&W would provide the engineering services to complete the design and plan for construction of the Polysilicon Plant, along with procurement services.  S&W would be paid on a time and materials basis plus a fee for its services.

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

During the three months ended June 30, 2010, the Company made payments to S&W of $2.3 million, and as of June 30, 2010, the Company had paid S&W an aggregate amount of $49.0 million.

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

During the three months ended June 30, 2010, the Company made payments to JH Kelly of $3.9 million, and as of June 30, 2010, the Company had paid JH Kelly an aggregate amount of $72.8 million.

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

During the three months ended June 30, 2010, the Company made payments to Dynamic of $1.5 million, and as of June 30, 2010, the Company had paid Dynamic an aggregate amount of $8.0 million.

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

In January 2009, the Company received the first shipment of six hydrogen reduction reactors, three hydrogenation reactors, and related equipment from GEC and MSA, at the Polysilicon Plant, and all of these polysilicon reactors have been assembled and put into place on the Polysilicon Plant’s production floor. The reactors are the first units to arrive in Pocatello out of a planned total order of 28. The next set of 10 polysilicon reactors and related equipment has been manufactured, and will be shipped to the Polysilicon Plant after the Company’s payment of an additional 3.1 million Euros or $3.8 million (based on the Euro/U.S. dollar exchange rate which was $1.221 as of June 30, 2010). The Company is in discussions with GEC to purchase 12 additional reactors necessary for the Company’s planned annual capacity of 4,000 metric tons of polysilicon.  The cost of these additional reactors is not expected to be greater than 20.9 million Euros, or $25.5 million (based on the Euro/U.S. dollar exchange rate, which was $1.221 as of June 30, 2010).

During the three months ended  June 30, 2010, the Company made no payments to GEC and MSA and as of June 30, 2010, the Company had paid GEC and MSA an aggregate amount of 15.7 million Euros or $22.4 million.

Idaho Power Company.  The Company entered into an agreement with Idaho Power Company, or Idaho Power, to complete the construction of the electric substation to provide power for the Polysilicon Plant, or the Idaho Power Agreement.  As of June 30, 2010, the Company had paid an aggregate amount of $18.0 million to Idaho Power. The electric substation was completed in August 2009, and the Company was able to use its power during the Company’s polysilicon production demonstration in April 2010.

The Company also entered into an Electric Service Agreement with Idaho Power, or the ESA, for the supply of electric power and energy to the Company for use in the Polysilicon Plant. The term of the ESA is four years, beginning in June 2009 and expiring in May 2013. During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to the Company at certain fixed rates, which are subject to change only by action of the Idaho Public Utilities Commission.  After the initial term of the ESA expires, either the Company or Idaho Power may terminate the ESA without prejudice.  If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to the Company.

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

During the three months ended June 30, 2010, the Company made payments to AEG of $2.5 million, and as of June 30, 2010, the Company had paid AEG an aggregate amount of $9.7 million.

Polymet Alloys, Inc. In November 2008, the Company entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to the Company for use at the Polysilicon Plant. In May 2009, the Company entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  The term of the Amended Polymet Agreement is three years, commencing in 2010. Each year during the term of the Amended Polymet Agreement, Polymet has agreed to sell to the Company no less than 65% of the Company’s annual silicon metal requirement.  Pricing is to be negotiated for each year of the Amended Polymet Agreement; however, if the parties are unable to agree on pricing for any year, or the Company has agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom the Company may seek to purchase silicon metal.  Either party may also terminate the Amended Polymet Agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation.  As of June 30, 2010, the Company had not made any payments to Polymet.

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

During the three months ended  June 30, 2010, the Company made payments to PVA of $1.0 million, and as of June 30, 2010, the Company had paid PVA an aggregate amount of $3.9 million.

BHS Acquisitions, LLC. In November 2008, the Company entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, to the Company for use at the Polysilicon Plant. The term of the agreement is eight years beginning on the date on which the first shipment of product is delivered. Each year during the term of the agreement, BHS has agreed to sell to the Company specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are scheduled to begin within four months after  the Company provides written notice to BHS, and the aggregate net value of the HCl to be purchased by the Company under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of June 30, 2010, the Company had not provided notice to BHS to commence shipments, and had not made any payments to BHS.

Evonik Degussa Corporation.  In March 2010, the Company entered into an agreement with Evonik Degussa Corporation, or Evonik, for the supply of trichlorosilane, or TCS, for use in the manufacturing of polysilicon for a term of approximately one year ending in February 2011. Evonik has agreed to sell to the Company a minimum quantity of TCS during the initial term of the agreement.  Pricing is fixed based on the quantity supplied in each calendar month and based on the Company’s frequency of payment.  Pursuant to the agreement, Evonik is required to provide a minimum amount of TCS per calendar month, and it will use commercially reasonable efforts to provide additional quantities that the Company may request in addition to the monthly minimum amount.  In April 2010, the Company paid Evonik a $100,000 deposit for the ISO containers that will transport the TCS to the Company’s facility in Pocatello, Idaho. The Company expects to begin delivery of TCS in the third quarter of fiscal 2011.

Evonik will return the Company’s deposit upon expiration of the initial term and completion of the Company’s obligations under the Agreement.  The aggregate net value of the TCS to be purchased under the Agreement during the initial term is approximately $12.0 million.

During the three months ended  June 30, 2010, the Company paid $100,000 to Evonik for the container deposit, and as of June 30, 2010, the Company had paid Evonik an aggregate amount of $100,000 related to the sales agreement.

As of June 30, 2010, one vendor had recorded a mechanics lien claim on our real property and improvements in Pocatello, Idaho. The lien claim relates to an aggregate amount of approximately $3.8 million that the vendor claims is owed for labor, materials, equipment and/or services used in the construction of the Polysilicon Plant.

If the Company is unable to secure additional financing to complete the construction of the Polysilicon Plant, the Company would need to curtail construction of the Polysilicon Plant.  If the Company elects to curtail construction,  it would not be able to produce its own polysilicon to meet the delivery requirements under certain polysilicon agreements.  The Company is  required to make polysilicon deliveries beginning in September 2010.  In order to avoid breaching these contracts, the Company would purchase polysilicon from third parties if it does not produce sufficient amounts to meet these obligations.  During fiscal 2011, the Company estimates that it may need to purchase between 200 to 400 metric tons of polysilicon to meet the minimum delivery requirements of its polysilicon contracts.  As of August 6,  2010, the Company has not entered into any agreements to purchase polysilicon.

(11) Operating Segments

Operating segments are components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is made up of the Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Chief Strategy Officer. The chief operating decision-making group manages the profitability, cash flows, and assets of each segment’s various product or service lines and businesses. The Company has three operating business units in two industries: Fuel Cell and Solar. The Fuel Cell industry is comprised of the fuel cell segment. The Solar industry is comprised of the PV system installation business unit (Hoku Solar) and polysilicon production business unit (Hoku Materials). A description of the products for each business unit is described in Note 1, “Summary of Significant Accounting Policies and Practices” above.

	Three Months Ended June 30, (amounts in thousands)
	2010	2009
Revenue:
Hoku Solar	$919	$74
Hoku Materials	11	—

Total consolidated revenue	$930	$74

	Three Months Ended June 30,
	2010	2009
Income (loss) from operations:
Hoku Solar	$83	$(349)
Hoku Materials	(2,924)	(655)

Total consolidated loss from operations	$(2,841)	$(1,004)

The reconciliation of segment operating results to the Company’s consolidated totals was as follows:

	Three Months Ended June 30,
	2010	2009
Consolidated loss from operations	$(2,841)	$(1,004)
Interest and other income	187	84
Net income (loss) attributable to noncontrolling interest	28	(15)

Net loss attributable to Hoku Corporation	$(2,682)	$(905)

The Company allocates its assets to its business units based on the primary business units benefiting from the assets.  Unallocated assets are composed primarily of cash and cash equivalents and other current assets.

	June 30, 2010	March 31, 2010
	(amounts in thousands)
Identifiable assets:
Hoku Solar	$4,928	$6,264
Hoku Materials	313,446	289,889
Unallocated assets	5,267	2,051

	$323,641	$298,204

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and with our financial statements and notes thereto for the fiscal year ended March 31, 2010, contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2010.

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

Hoku Materials

Hoku Materials was incorporated to manufacture polysilicon, a key material used in photovoltaic, or PV, modules. In May 2007, we commenced construction of our planned polysilicon manufacturing facility in Pocatello, Idaho, which would be capable of producing 4,000 metric tons of polysilicon per year, or the Polysilicon Plant. At this level of capacity, the estimated construction cost for our Polysilicon Plant is at least $410.0 million. This estimate is based on our discussion with vendors and ongoing adjustments of certain design elements; however, changes in costs, modifications in construction timelines and other factors could cause the actual cost to significantly exceed our estimate. Any significant increase in the cost to complete the Polysilicon Plant could have a material adverse effect on our business, financial condition and results of operations.

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

Contingent on securing additional financing, we expect to commence commercial operations in the fourth quarter of calendar year 2010.  We intend to ramp-up production throughout calendar year 2011, when we expect to reach full production capability.  We expect this schedule will allow us to meet all delivery obligations to our current customers; however, there are no assurances that we will not need to revise this schedule.

During fiscal 2011, the Company estimates that it may need to purchase between 200 to 400 metric tons of polysilicon to meet the minimum delivery requirements of its polysilicon contracts.  As of August 6, 2010, the Company has not entered into any agreements to purchase polysilicon.

During the three months ended June 30, 2010, Hoku Materials incurred an operating loss of $2.9 million, which mainly consisted of payroll, including stock compensation, professional fees and travel expenses. In addition, as of June 30, 2010, Hoku Materials has capitalized $308.8 million related to construction costs for the Polysilicon Plant and had received $133.6 million in customer deposits as prepayments under long-term polysilicon supply agreements.

Construction/Financing Update

In May 2010, we entered into a $20.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  We borrowed the entire $20.0 million in May 2010 and this principal amount of the loan and any unpaid interest must be paid in full two years after the effective date of the credit agreement.  We may prepay the loan at any time without penalty.  Funds provided pursuant to the credit agreement are for general corporate purposes, including capital expenditures related to the Polysilicon Plant.  The loan under the credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if we elect, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  We are also assessed a facility fee of ½ percent of the total loan amount, or $100,000, per annum and will reimburse Tianwei for its fees and expenses in providing the standby letter of credit.

In June 2010, we entered into a $28.3 million credit agreement with the New York branch of China Construction Bank. The agreement provides for a term loan in an aggregate principal amount not to exceed $28.3 million, which must be borrowed within 90 days of our satisfying certain customary closing conditions.  The principal amount of the loan and any unpaid interest thereon must be paid in full by June 2012.  During July 2010, we began drawing against the credit agreement and as of July 31, 2010, we have borrowed $16.8 million.  We may prepay the loan, in whole or in part, at any time without penalty.  Funds provided pursuant to the credit agreement are for the purpose of completing the development and construction of the Polysilicon Plant. The loan under the credit agreement is secured by a standby letter of credit drawn by Tianwei and issued by the Sichuan branch of China Construction Bank in favor of the New York branch of China Construction Bank.  The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 1.875% or, if we elect, and if the bank agrees, any portion of the loan that is not less than $1,000,000 may bear interest at an annual rate equal to the highest “Prime Rate” as published in the “Money Rates” column of the Eastern Edition of the Wall Street Journal from time to time.  We paid a facility fee of $70,750 and a commitment fee, which will be determined by multiplying the average daily balance of the un-utilized portion of the maximum loan amount during the 90 day available period by 1.875% per annum.  We have also agreed to pay the bank’s reasonable costs and expenses in connection with the preparation, negotiation and delivery of the credit agreement.  As of August 11, 2010, we have drawn $16.8 under this agreement; there is $11.5 million available to us.

As of August 11, 2010, we are also expecting an additional $14.8 million in customer prepayments from our existing customers and expect to draw the remaining $11.5 million from the credit agreement with China Construction Bank.  We estimate that we will need to raise an additional $65.0 million to complete construction, which does not include any financing for our working capital needs.  We plan on raising this money through one or more subsequent debt and/or equity offerings and possibly prepayments from new customer contracts.  Tianwei has also agreed to use its reasonable best efforts to assist us in obtaining additional financing that may be required by us to construct and operate the Polysilicon Plant.

Polysilicon Supply Agreement Updates

Wuxi Suntech Power Co. Ltd.  In June 2007, we entered into a fixed price, fixed volume supply agreement with Wuxi Suntech Power Co., Ltd., or Suntech, for the sale and delivery of polysilicon. The supply agreement has been subsequently amended and in June 2010, we revised the first delivery of polysilicon products to Suntech to June 2011, and Suntech waived certain milestones required under the agreement. The term of the agreement was shortened to one year and pricing was fixed for the term of the agreement.  The agreement will automatically renew with the same terms unless either party terminates.  If we fail to commence shipments by June 2011, then Suntech may terminate the supply agreement.

Upon Suntech’s termination of the agreement under certain circumstances, we are required to refund to Suntech all prepayments, which were $2.0 million as of June 30, 2010,  less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon a termination of the agreement for cause by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Solarfun Power Hong Kong Limited. In November 2007, we entered into a fixed price, fixed volume supply agreement with Solarfun Power Hong Kong Limited, or Solarfun, a subsidiary of Solarfun Power Holdings Co., Ltd., for the sale of polysilicon.  As of June 30, 2010, Solarfun has paid to us $49.0 million as a prepayment for future polysilicon product deliveries, and it is obligated to pay us an additional $6.0 million in prepayments.

Further, pursuant to an amendment of the contract in March 2010, we were to use commercially reasonable efforts to make our first shipment to Solarfun by July 2010.  As we did not make the July 2010 shipment target, we will provide a purchase price adjustment if after September 2010, we do not supply any product within thirty days after the scheduled delivery date.  Provided that the first delivery occurs by December 2010, the term of the agreement will remain in force for eleven years.  Based on the amendment, we estimate aggregate revenues of up to $383.4 million from the sale of polysilicon to Solarfun.  The price adjustment for the second year is contingent on Solarfun’s timely payment of the remaining $3.0 million in deposits due to us.  After the first two years, the price will increase and then gradually decrease over the rest of the term.  Solarfun retains the right to terminate the agreement, if we have not commenced shipments by December 2010.

Upon Solarfun’s termination of the agreement under certain circumstances, we are required to refund to Solarfun all prepayments made as of the date of termination, which were $49.0 million as of June 30, 2010, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon a termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Jinko Solar Co., Ltd.  In July 2008, we entered into a fixed price, fixed volume supply agreement with Jinko Solar Co., Ltd., formerly known as Jiangxi Jinko Solar Co., Ltd., or Jinko, for the sale and delivery of polysilicon.  In November 2009, we amended the supply agreement under which Jinko could pay us up to approximately $106.0 million during a nine-year period, subject to product deliveries and other conditions.  The average price for polysilicon paid by Jinko will decrease gradually over the term of the agreement.  Pursuant to the amendment, our first delivery of polysilicon products to Jinko is due in December 2010.  As of  June 30, 2010, Jinko has paid us a total cash deposit of $20.0 million as prepayment for future product deliveries.

Upon Jinko’s termination of the agreement, we may be required to refund to Jinko all prepayments made as of the date of termination, which were $20.0 million as of June 30, 2010, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon a termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Tianwei New Energy (Chengdu) Wafer Co., Ltd. In fiscal 2009, we entered into two fixed price, fixed volume supply agreements with Tianwei New Energy (Chengdu) Wafer Co., Ltd., or Tianwei Wafer, for the sale and delivery of polysilicon. In December 2009, we amended the agreements pursuant to which we converted $50.0 million of the total $79.0 million of prepayments previously paid into shares of our common stock and reduced the price at which Tianwei Wafer purchases polysilicon by approximately 11% per year.  The amount of polysilicon to be delivered remains unchanged and Tianwei Wafer is required to pay us an additional $2.0 million in prepayments; however, the total revenue for the polysilicon to be sold by us to Tianwei Wafer has been modified such that up to approximately $418.0 million may be payable to us during the ten-year term (exclusive of amounts Tianwei Wafer may purchase pursuant to its right of first refusal), subject to acceptance of product deliveries and other conditions.  Our failure to commence shipments of polysilicon by June 2011 constitutes a material breach by us under the terms of the agreement, among other circumstances.

Upon Tianwei Wafer’s termination of the agreements under certain circumstances, we are required to refund to Tianwei Wafer the $29.0 million in prepayments made as of June 30, 2010, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreements.  Upon a termination of the agreements by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreements.

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

Pursuant to the agreement, Solargiga is obligated to pay us additional prepayments in the aggregate amount of $13.2 million that is payable in four increments of $3.3 million in each of April, June, August and October 2010, and a final prepayment of $200,000 upon Solargiga’s receipt of certain aggregate volumes of polysilicon product from us.  We received the first two increments from Solargiga of $6.6 million.

Upon Solargiga’s termination of the agreement under certain circumstances, we are required to refund to Solargiga all prepayments made as of the date of termination, which were $13.6 million as of June 30, 2010, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Shanghai Alex New Energy Co., Ltd.  In February 2009, we entered into a fixed price, fixed volume supply agreement with Shanghai Alex New Energy Co., Ltd., or Alex, for the sale and delivery of polysilicon.  Under the agreement, the total amount that may be payable to us is approximately $119.0 million during a ten-year period, subject to product deliveries and other conditions.  Our first delivery of polysilicon products to Alex is due in October 2010.  Our failure to commence shipments of polysilicon by December 2010 constitutes a material breach by us under the terms of the agreement, among other circumstances.  The average price for polysilicon paid by Alex will decrease gradually over the term of the agreement.  As of June 30, 2010, Alex has paid us cash deposits of $20.0 million as prepayment for future product deliveries.

Upon Alex’s termination of the agreement under certain circumstances, we are required to refund to Alex all prepayments made as of the date of termination, which were $20.0 million as of June 30, 2010, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Hoku Solar

Our goal is to be a leading provider in PV system installations. We plan to continue to focus on designing, engineering and installing turnkey PV systems and related services in Hawaii using solar modules purchased from third-party suppliers.

During the three months ended June 30, 2010, Hoku Solar recognized an operating profit of $83,000 from its PV system installations and sale of electricity to the Hawaii State Department of Transporation.

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

During the three months ended June 30, 2010, Hoku Fuel Cells had insignificant activity primarily associated with patent applications in order to protect our technology, inventions and improvements related to our fuel cell products.

Financial Operations Review

During the three months ended June 30, 2010, we derived all of our revenue through PV system installation and ancillary services related to Hoku Solar. We expect that all of our revenue will be derived through PV system installations and the sale of electricity until the third quarter of fiscal 2011, when Hoku Materials is expected to generate revenue through the sale of polysilicon manufactured at our planned polysilicon production facility in Pocatello, Idaho.

During the three months ended June 30, 2010, our revenue was $919,000, comprised of  PV system installations and electricity sales.

Consolidated Results of Operations

The following analysis of the unaudited consolidated financial condition and results of operations of Hoku Corporation and its subsidiaries should be read in conjunction with the consolidated financial statements and the related notes thereto in this Quarterly Report on Form 10-Q.

Comparison of Three Months Ended June 30, 2010 and 2009

Revenue. Revenue was $930,000 for the three months ended June 30, 2010, compared to $74,000 for the same period in fiscal 2010. Revenue in both periods was primarily comprised of PV system installations and related services.

Cost of  Revenue. Cost of  revenue was $565,000 for the three months ended June 30, 2010, compared to $14,000 for the same period in fiscal 2010. Cost of revenue primarily consisted of employee compensation and supplies and materials.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.2 million for the three months ended June 30, 2010, compared to $1.1 million for the same period in fiscal 2010. The increase of $2.1 million was primarily due to expenditures related to the reactor demonstration, which was completed in April 2010, of $1.3 million, retention payments and bonuses primarily for the executive officers of $253,000, stock based compensation of $184,000 and compensation for services by directors of our board of $125,000.  In addition there were  increases in professional and franchise fees of $117,000 and $73,000, respectively, and lower application of other direct and indirect charges of $104,000.

Interest and Other Income. Interest and other income was $187,000 for the three months ended June 30, 2010 compared to $84,000 for the same period in fiscal 2010. Interest and other income for the three months ended June 30, 2010 was primarily comprised of a foreign currency transaction gain of $177,000 related to Euro-based invoices and the reversal of prior accruals for general excise tax reserves due to statute limitations of $9,000. Interest and other income for the three months ended June 30, 2009 was primarily comprised of the sale of fuel cell equipment of $40,000, general excise tax refund of $20,000, interest income of $13,000 and the reversal of prior accruals for general excise tax reserves due to statute limitations of $10,000.

Liquidity and Capital Resources

We have incurred significant net losses since inception and we have relied on our ability to fund our operations principally through both registered and unregistered offerings of our securities and prepayments on long-term polysilicon contracts. Even if we are successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and our existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), we will still need to seek additional financing to complete our Polysilicon Plant. As of June 30, 2010, we had cash and cash equivalents on hand of $8.3 million and current liabilities of $42.0 million.

To help address our cash needs to meet our obligations during fiscal 2010, we modified payment terms with certain of our vendors to structure payment plans for amounts past due and to be invoiced in the future.  Payment plan terms vary by vendor, although generally include a payment schedule when we pay for prior amounts past due and amounts for specified future work.  We continue to work with our vendors to comply with the negotiated schedules and to have payment terms extended as needed based on our construction schedule and financing.

Subsequent to July 31, 2010, we are also expecting an additional $14.8 million in customer prepayments from our existing customers and expect to draw the remaining $11.5 million from the credit agreement with China Construction Bank.  This additional capital will enable us to settle our remaining accounts payable and accrued capital expenditures, and to provide us with the necessary capital to sustain operations.  However, this amount is not sufficient to complete construction of the Polysilicon Plan, and should there be delays in securing additional financing, we may need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  If we are unable to secure additional financing or structure credit terms with our vendors, we would also need to curtail construction of the polysilicon production facility in the third quarter of calendar year 2010.  If we have to curtail construction, our excess capital would primarily be used to reduce our current liabilities and for working capital needs.  In addition, we would reserve adequate funding for the purchase of third-party polysilicon to meet our contractual obligations with our polysilicon customers, beginning in September 2010, and for interest and other financing costs related to our loans.

As of June 30, 2010, we have funded approximately $285.0 million of our Polysilicon Plant. Even with our recently secured credit line of $28.3 million from China Construction Bank and $14.8 million in expected prepayments, we still need to raise an additional $65.0 million to complete the construction of our Polysilicon Plant based upon our current estimate  to complete construction.  We plan on raising this money through debt and/or equity offerings and possibly prepayments from new customer contracts.  Tianwei has also agreed to use its reasonable best efforts to assist us in obtaining additional financing that may be required by us to construct and operate the Polysilicon Plant. There is no guarantee that we will be able to obtain additional financing in terms acceptable to us or at all, even with the assistance of Tianwei.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $1.2 million for the three months ended June 30, 2010, compared to $1.8 million for the same period in fiscal 2010. Net cash used in operating activities in the fiscal 2011 quarter primarily reflects the net loss of $2.7 million which resulted in a cash deficit of $2.3 million when adjusted for noncash operating activities.  The cash deficit was offset by net cash inflows from working capital of $1.0 million, primarily from decreases in inventory and other current assets and increases in  accounts payable and accrued operating expenditures and deferred revenue.  In comparison, net cash used in the fiscal 2010 quarter reflected a net loss of $920,000 or a cash deficit of $721,000 when adjusted for noncash operating activities and net cash outflows of $1.1 million primarily due to the costs expended for uncompleted solar contracts.  The working capital requirements primarily reflect the timing of solar installation jobs.

We had working capital deficits of $31.3 million, $25.0 million and $20.3 million as of June 30, 2010, March 31, 2010 and March 31, 2009, respectively.  The increasing working capital deficits reflect the increased deployment of funds to construct the Polysilicon Plant in Idaho and  our net losses.  In addition, $16.7 million and $11.1 million of deposits from long-term polysilicon contracts were classified as short-term liabilities as of June 30, 2010 and March 31, 2010, respectively, to reflect the prepayments that apply to the product deliveries that are scheduled to ship within one year.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $21.3 million for the three months ended June 30, 2010, compared to $32.9 million for the same period in fiscal 2010. The net cash used in investing activities in both periods was related to the continuing construction of  the Polysilicon Plant.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $23.9 million for the three months ended June 30, 2010, compared to $29.6 million for the same period in fiscal 2010. The net cash provided by financing activities during the three months ended June 30, 2010 was primarily due to loan proceeds from China Merchant Bank of $20.0 million and deposits received under polysilicon supply agreements of $6.6 million, offset by cash distributions to the minority investor of Hoku Solar Power I of $2.6 million.   The net cash provided by financing activities during the  three months ended June 30, 2009 was due to deposits received under polysilicon supply agreements of $26.0 million and cash contributions from the minority investor of Hoku Solar Power I of $3.6 million.

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

We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts. Furthermore, assuming that all of our existing polysilicon customers make timely payments in full and that the estimated cost to complete the Polysilicon Plant is at least $410.0 million, we will need $65.0 million to complete construction, which does not include any financing for our working capital needs.  If we are unable to secure additional long-term supply contracts and prepayments, if one or more of our polysilicon supply customers fail to meet their obligations to make timely prepayments and/or if the actual cost to complete the Polysilicon Plant is more than $410.0 million, the amount we will need to raise could exceed the amounts that we need to raise.  We plan on raising this money through one or more subsequent debt and/or equity offerings and possibly new customer contracts.

If we are unable to sign new polysilicon customers or raise additional financing through debt or equity, Tianwei has agreed to use its reasonable best efforts to assist us in obtaining additional financing, and as a result, we believe our cash, cash equivalent, and short term investment balances will be sufficient to meet the anticipated capital expenditures and cash requirements for our businesses through at least the next twelve months. The sale of additional equity and convertible debt instruments may result in additional dilution to our current stockholders and/or a change of control. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization and manufacturing activities, which could harm our business.  Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties.  Actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1.A. “Risk Factors.”

Contractual Obligations

The following table summarizes the contractual obligations that existed as of June 30, 2010. The amounts in the table below do not include time and materials contracts and incentive payments. In addition, the GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. contract for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors is to be paid in Euros and the contractual obligation is determined based on the Euro/U.S. dollar exchange rate, which was $1.22055/Euro as of June 30, 2010.

Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Construction in progress	$10,733	$10,733	$—	$—	$—
Equipment purchases	26,925	24,374	2,551	—	—
Supply purchases	71,758	19,436	42,443	9,879	—
Leases	347	244	103	—	—
Deposits – Hoku Materials	133,600	16,652	47,989	23,312	45,647

Total	$243,363	$71,439	$93,086	$33,191	$45,647

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

Stone & Webster, Inc. In August 2007, we entered into an Engineering, Procurement and Construction Management Contract with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering, procurement, and construction management services for the construction of our the Project, which was amended in October 2007 by Change Order No. 1,  again in April 2008 by Change Order No. 2, and again in February 2009 by Change Order No. 3, or collectively, the S&W Engineering Agreement. Under the S&W Engineering Agreement, S&W is to provide all engineering and procurement services necessary to complete the design and planning for construction of the Project. S&W is to be paid on a time and materials basis plus a fee for its services and incentives if certain schedule and cost targets are met. The target cost for the services to be provided under the S&W Engineering Agreement is $50.0 million; however, we believe that we could incur up to $55.0 million in costs.

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

During the three months ended June 30, 2010, we made payments to S&W of $2.3 million, and as of June 30, 2010, we had paid S&W an aggregate amount of $49.0 million.

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

During the three months ended June 30, 2010, we made payments to JH Kelly of $3.9 million, and as of June 30, 2010, we had paid JH Kelly an aggregate amount of $72.8 million.

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

During the three months ended  June 30, 2010, we made payments to Dynamic of  $1.5 million, and as of June 30, 2010, we had paid Dynamic an aggregate amount of $8.0 million.

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

In January 2009, the Company received the first shipment of six hydrogen reduction reactors, three hydrogenation reactors, and related equipment from GEC and MSA, at the Polysilicon Plant, and all of these polysilicon reactors have been assembled and put into place on the Polysilicon Plant’s production floor. The reactors are the first units to arrive in Pocatello out of a planned total order of 28. The next set of 10 polysilicon reactors and related equipment has been manufactured, and will be shipped to the Polysilicon Plant after the Company’s payment of an additional 3.1 million Euros or $3.8 million (based on the Euro/U.S. dollar exchange rate which was $1.221 as of June 30, 2010). The Company is in discussions with GEC to purchase 12 additional reactors necessary for the Company’s planned annual capacity of 4,000 metric tons of polysilicon.  The cost of these additional reactors is not expected to be greater than 20.9 million Euros, or $25.5 million (based on the Euro/U.S. dollar exchange rate, which was $1.221 as of June 30, 2010).

During the three months ended  June 30, 2010, no payments were made to GEC and MSA and as of June 30, 2010, we paid GEC and MSA an aggregate amount of 15.7 million Euros or $22.4 million.

Idaho Power Company. We entered into an agreement with Idaho Power Company, or Idaho Power, to complete the construction of the electric substation to provide power for the Polysilicon Plant, or the Idaho Power Agreement.  Through June 30, 2010, we had paid an aggregate amount of $18.0 million to Idaho Power. The electric substation was completed in August 2009, and we were able to use its power during our polysilicon product demonstration in April 2010.

We also entered into an Electric Service Agreement with Idaho Power, or the ESA, for the supply of electric power and energy to us for use in the Polysilicon Plant. The term of the ESA is four years, beginning in June 2009 and expiring in May 2013. During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to us at certain fixed rates, which are subject to change only by action of the Idaho Public Utilities Commission.  After the initial term of the ESA expires, either we or Idaho Power may terminate the ESA without prejudice.  If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to us.

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

During the three months ended June 30, 2010, we made payments to AEG of $2.5 million, and as of June 30, 2010, we had paid AEG an aggregate amount of $9.7 million.

Polymet Alloys, Inc. In November 2008, we entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal for use the Project. In May 2009, we entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  The term of the Amended Polymet Agreement is three years, commencing in 2010. Each year during the term of the Amended Polymet Agreement, Polymet has agreed to sell to us, and we have agreed to purchase from Polymet, no less than 65% of our annual silicon metal requirement.  Pricing is to be negotiated for each year of the Amended Polymet Agreement; however, if the parties are unable to agree on pricing for any year, or we have agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom we may seek to purchase silicon metal.  Either party may also terminate the Amended Polymet Agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of June 30, 2010, we had not made any payments to Polymet.

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

During the three months ended June 30, 2010, we made payments to PVA of $1.0 million, and as of June 30, 2010, we had paid PVA an aggregate amount of $3.9 million.

BHS Acquisitions, LLC. In November 2008, we entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, for use in the Project. The term of the agreement is eight years beginning on the date on which the first shipment of product is delivered to us. Each year during the term of the agreement, BHS has agreed to sell to us, and we have agreed to purchase from BHS, specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are scheduled to begin within four months after we provide written notice to BHS, and the aggregate net value of the HCl to be purchased by us under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of June 30, 2010, we had not provided notice to BHS to commence shipments, and had not made any payments to BHS.

Evonik Degussa Corporation.  In March 2010, the Company entered into an agreement with Evonik Degussa Corporation, or Evonik, for the supply of trichlorosilane, or TCS, for use in the manufacturing of polysilicon for a term of approximately one year ending in February 2011. Evonik has agreed to sell to the Company a minimum quantity of TCS during the initial term of the agreement.  Pricing is fixed based on the quantity supplied in each calendar month and based on the Company’s frequency of payment.  Pursuant to the agreement, Evonik is required to provide a minimum amount of TCS per calendar month, and it will use commercially reasonable efforts to provide additional quantities that the Company may request in addition to the monthly minimum amount.  In April 2010, the Company paid Evonik a $100,000 deposit for the ISO containers that will transport the TCS to the Company’s facility in Pocatello, Idaho. The Company expects to receive delivery of TCS in the third quarter of fiscal 2011.

Evonik will return the Company’s deposit upon expiration of the initial term and completion of the Company’s obligations under the Agreement.  The aggregate net value of the TCS to be purchased under the Agreement during the initial term is approximately $12.0 million.

During the three months ended  June 30, 2010, we paid $100,000 to Evonik for the container deposit, and as of June 30, 2010, we had paid Evonik an aggregate of $100,000 related to the sales agreement.

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

While our significant accounting policies are more fully described in Note 1 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 1 to the audited financial statements included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 14, 2010, we believe that the following accounting policies and estimates are critical to a full understanding and evaluation of our reported financial results.

Revenue Recognition. Revenue from polysilicon and PV system installations is recognized when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectability of the arrangement fee is reasonably assured. PV system installation contracts may have several different phases with corresponding progress billings.

The Company applies the percentage-of-completion method of revenue recognition for its PV system contracts for which it can make reasonably dependable estimates of costs.  Under the percentage of completion method, revenue and related costs are deferred and subsequently recognized based on the progress of the installation and an estimate of remaining costs to complete the installation. The Company recognizes revenue under the completed contract method, in which revenue and related costs are deferred and then subsequently recognized only upon completion of the contract, for all contracts for which reasonably dependable estimates of costs are not available.

The Company entered the PV system installation business in fiscal year 2008.  Prior to April 1, 2010, due to the short period of time the Company was in the PV system installation business, the Company did not have the historical experience or the procedures in place to develop reasonably dependable estimates of costs and therefore utilized the completed contract method to record revenue for PV contracts.  Subsequent to this start up period, the Company has developed history and reliable processes and procedures of projecting and tracking contract fulfillment costs, in order to develop reasonably dependable estimates which is a prerequisite for using the percentage-of-completion method.  In applying this method, the Company determines the percentage of contract completion on the basis of engineering, labor, subcontractor and other installation costs and excludes material and other non-installation contract costs which are not considered the primary cost determinants in measuring the progress of the PV system contract.  Revenue and related costs are recognized ratably based on the completion of each project and the then current estimate of remaining costs required to complete the project.

The Company will continue to recognize revenue under the completed contract method for PV installations in-progress prior to or as of March 31, 2010.

The assumptions used in determining the cost to complete a job represents our management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, the costs and assumptions can materially affect the amount and timing of revenue recognition.

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

Accounting for the Impairment or Disposal of Long Lived Assets.  As of June 30, 2010, primarily all of our long lived assets related to the construction-in-progress of our polysilicon plant and PV systems. In accounting for long-lived assets, we must make estimates about the expected useful lives of the assets, the expected residual values of the assets and the potential for impairment based on the fair value of the assets and the cash flows they generate.

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

Notes Payable and Warrants (Tianwei financing transaction). We account for the warrant and debt based on their relative fair values in proportion to the loan proceeds.   The fair value of the warrant was calculated using the Black-Scholes option pricing model.  The Black-Scholes pricing model requires the input of several subjective assumptions including the expected life of the warrant and the expected volatility of the warrant at the time the warrant was granted. The fair value of the debt was based on the present value of cash flows at the estimated market interest rate.

The assumptions used in calculating the warrant and debt represent our management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. In estimating market interest rate, we relied on available marketplace information of similar transactions.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, auction instruments, corporate and government bonds and certificates of deposit. These investments are generally short-term in nature and highly liquid.  As of June 30, 2010, we did not maintain any short-term investments.  Our cash and cash equivalents as of June 30, 2010 were $8.3  million.

All of our contracts are denominated in U.S. dollars, except for our contract with GEC and MSA, which is denominated in Euros.  Accordingly, we are subject to the then current spot rate between the US dollar and the Euro at such time that a payment is required under invoices related to the GEC and MSA contract.

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

From time to time we may be involved in litigation relating to claims arising in the ordinary course of our business. We are not involved in any material pending legal proceedings.

ITEM 1A.	RISK FACTORS

In addition to the risks discussed in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our business is subject to the risks set forth below.

Risks Related to Our Business

We will need to secure additional financing in the future; and if we are unable to generate revenues or secure adequate funds on terms acceptable to us or at all, we will be unable to complete construction of our Polysilicon Plant and build our polysilicon business.

As of June 30, 2010, we had cash and cash equivalents on hand of $8.3 million and current liabilities of $42.0 million. Cash used in operations was approximately $1.2 million for the first quarter ended June 30, 2010.

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

We need at least $65.0 million to construct and equip the Polysilicon Plant, and we may be unable to raise this amount of capital on favorable terms or at all.

Our planned entry into the polysilicon market will require us to spend significant sums to support the construction of the Polysilicon Plant to purchase capital equipment, to fund new sales and marketing efforts, to pay for additional operating costs and to significantly increase our headcount. As a result, we expect our costs to increase significantly, which will result in further losses before we can begin to generate significant operating revenue from our Hoku Materials division.

Based on our polysilicon supply agreements with our customers, we plan to equip and construct the Polysilicon Plant, with a production capacity of 4,000 metric tons of polysilicon per year. Our estimated construction cost for a facility capable of producing 4,000 metric tons of polysilicon per year is at least $410.0 million. This estimate is based on our discussion with vendors, declining costs of materials and labor and ongoing adjustments of certain design elements; however, changes in costs, modifications in construction timelines and other factors could significantly increase the actual costs.

In May 2010, we borrowed $20.0 million from the New York branch of China Merchants Bank Co., Ltd. and in June 2010, we entered into a credit agreement for an aggregate principal amount not to exceed $28.3 million with the New York Branch of China Construction Bank Corporation, which must be borrowed within 90 days of closing.   During July 2010, we began drawing against the credit agreement and as of August 11, 2010, we have borrowed $16.8 million.   We are also expecting an additional $14.8 million in customer prepayments from our existing customers and expect to draw the remaining $11.5  million from the credit agreement with China Construction Bank.  Assuming the estimated cost to complete the Polysilicon Plant is $410.0 million, we will need  an additional $65.0 million to complete the construction, which does not include any financing for our working capital needs.  We plan on raising this money through one or more subsequent debt and/or equity offerings and possibly prepayments from new customer contracts.  Tianwei has also agreed to use its reasonable best efforts to assist us in obtaining additional financing that may be required by us to construct and operate the Polysilicon Plant.  We cannot be certain that we will be able to obtain equity or debt financing in time to enable us to meet our current construction schedule, on terms acceptable to us, or at all, even with the assistance of Tianwei.

We have experienced delays in the receipt of customer prepayments from certain of our long-term polysilicon supply customers. If we experience further delays in receipt of these payments, receive reduced payments, or fail to receive any of them entirely, we could experience delays in our ability to continue the engineering, construction, and procurement of the Polysilicon Plant in order to deliver polysilicon within the time periods specified in our customer supply contracts, which could materially harm our business. Even if we receive these prepayments on time and in the amounts agreed upon, the actual costs to engineer, construct, and procure the Polysilicon Plant could exceed our estimates, and we may be unable to raise any additional funding required to pay for any such added costs.  If we are unable to meet our customer commitments, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

The actual cost to construct and equip our planned polysilicon production facility may be significantly higher than our estimated cost.

Our current estimate to construct and equip the Polysilicon Plant is at least $410.0 million.  However, changes in construction costs resulting from increased demand, modifications in construction timelines, changes in our design, and other factors could cause our actual cost to significantly exceed our estimate.  If the actual cost is significantly higher than we estimate, it could materially and adversely affect our ability to raise capital, to complete the Polysilicon Plant on schedule or at all, and could materially harm our business, financial condition and results of operations and we may be forced to delay, alter or abandon our planned business operations.

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

In the event that we do not secure additional financing or there are delays in securing financing and construction is curtailed, we will be required to procure third party polysilicon to meet our contractual delivery requirements.  Our first delivery is due in September 2010. There are no assurances, however, that we will be able to secure solar-grade polysilicon at the time and in the amounts needed on favorable terms. As we will be required to procure third-party polysilicon in the open market, our cost to purchase polysilicon could be in excess of our contractual sales prices or could result in minimal or no profit at all. If we are unable to secure polysilicon on favorable terms and at the times needed, our business, financial condition and results of operations will be materially harmed.

We have a limited operating history and, in fiscal 2007, we decided to enter the photovoltaic system installation and polysilicon markets and to redirect efforts and resources that were historically directed toward the fuel cell market. If we are unable to generate significant revenue from our photovoltaic system installations and polysilicon segments, our business will be materially harmed.

We were incorporated in March 2001 and have a limited operating history. We have cumulative net losses since our inception through June 30, 2010. In fiscal 2007, we announced a change in our main business and our intention to form a polysilicon business through our subsidiary, Hoku Materials, and a photovoltaic, or PV, system installation business through our subsidiary Hoku Solar. The polysilicon business includes developing production capabilities for, and the eventual production of polysilicon. The PV systems installation business includes the design, engineering, procurement and installation of turnkey PV systems for residential and commercial customers. Prior to our announcement, our business was solely focused on the stationary and automotive fuel cell markets. We do not expect to generate any revenue from Hoku Fuel Cells in the foreseeable future and during fiscal 2011, we plan to further assess whether it is appropriate to continue or discontinue its operations.

We have no prior experience in the polysilicon business. In order to be successful, we are devoting substantial management time and energy and significant capital resources to develop this new business, including the construction of the Polysilicon Plant. We commenced construction in May 2007, and we produced our first product at our production demonstration in April 2010. We expect to begin commercial production of polysilicon beginning in the fourth quarter of calendar year 2010, with full-scale production in the first half of calendar year 2011; however, there are no assurances that this schedule will not need to be further modified. We may need to purchase polysilicon from third parties in order to meet delivery schedules in order to avoid termination of one or more of our customer supply contracts.  In addition, delays in polysilicon shipments could result in the termination of a customer supply contract, which could require us to refund substantial amounts of prepayments made to us for future product deliveries. We have encountered, and expect that we will continue to encounter, significant challenges relating to our entry into the polysilicon industry and changes in that industry, including potentially significant increases in polysilicon supply and falling polysilicon prices. If we are unable to address these risks and other risks successfully, our business, financial condition and results of operations will be materially and adversely affected.

If any of our project engineering, construction, or key equipment vendors are late in providing their contract deliverables, we may be unable to complete the construction of the Polysilicon Plant and begin commercial shipments in the fourth quarter of calendar year 2010, or at all, which could materially harm our business.

We have contracts with Stone & Webster, Inc. JH Kelly, LLC, GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., AEG Power Solutions USA Inc., formerly known as Saft Power Systems USA, Inc., PVA Tepla Danmark, Polymet Alloys, Inc., BHS Acquisitions, LLC, Evonik Degussa Corporation, and our other vendors, contractors and consultants who are providing key services, equipment, and supplies for the engineering, construction and procurement of the Polysilicon Plant. If we experience delays in the performance or delivery of the services, equipment, and goods under these respective agreements, we may be unable to commence production of polysilicon in the fourth quarter of calendar year 2010, with full-scale production in the first half of calendar year 2011, or deliver the volume of polysilicon that is required under our polysilicon supply agreements. If we are unable to meet these scheduling goals, our business, financial condition and results of operations will be materially and adversely affected.

If we are unable to secure adequate quantities of trichlorosilane on favorable terms and at the times needed, our business will be materially harmed.

We have decided to defer capital expenditures by delaying construction of our on-site trichlorosilane, or TCS, production facility.  TCS is needed to produce polysilicon.  We have received shipments of small volumes of TCS from two suppliers for our initial polysilicon production, and we have entered into a Sales Agreement with Evonik Degussa Corporation for the supply of TCS through February 2011.  We are in discussions with these third-party TCS producers for higher volume TCS supply contracts to enable us to execute  this strategy. There are no assurances that we will be able to secure adequate TCS at the time and in the amounts required on favorable terms, or at all.  Failure to do so may prevent us from meeting certain milestones in our customer contracts or to meet our customer supply commitments and our business, financial condition and results of operations will be materially harmed.

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

Certain polysilicon producers have invested heavily in the expansion of their production capacities in view of the scarcity of solar-grade polysilicon in calendar years 2006 through 2008.  In calendar year 2009 the polysilicon market adjusted, and the supply was balanced against demand, resulting in significant decreases in spot market pricing. We currently expect significant additional capacity to come on-line in fiscal 2011, near the time when the Polysilicon Plant is scheduled to become fully operational. In addition, if an excess supply of electronic-grade polysilicon were to develop, producers of electronic-grade silicon could switch production to solar-grade polysilicon, causing the price of solar-grade polysilicon to decline more rapidly than we currently anticipate. The electronic-grade polysilicon market historically has experienced significant cyclicality; for example, that market experienced significant excess supply from 1998 through 2003. Moreover, the forecasted increases in polysilicon supply could also be exacerbated if the demand for polysilicon decreases significantly as a result of the introduction of new technologies that materially reduce or eliminate the need for polysilicon in producing effective PV systems.

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

Pursuant to our amended supply agreements with Suntech, Solarfun, Jinko, Tianwei, Solargiga and Alex, as of June 30, 2010 we have received prepayments for future product deliveries of $2.0 million, $49.0 million, $20.0 million, $29.0 million, $13.6 million, and $20.0 million, respectively, for an aggregate amount of $133.6 million.  In addition, our customers have promised to make additional prepayments of $14.8 million.  Our amended supply agreements contain production and delivery milestones and test demonstration requirements that, if not met, allow the counterparty to terminate the applicable amended supply agreement and require us to refund any prepayments received under that amended supply agreement.  To the extent any amended supply agreement is terminated, we will not receive any further prepayments from the counterparty.  In addition, our prior failures to meet performance requirements and other obligations under our supply agreements have required us to renegotiate our supply agreements, which have resulted in new terms and conditions that increase our obligations or decrease the economic benefit of the supply agreement to us.

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

If our PV system installation competitors are able to develop and market products that customers prefer over our products, we may not be able to generate sufficient revenue to continue operations.

The market for PV systems installations is competitive and continually evolving. As a relatively new entrant to this market, we expect to face substantial competition from companies such as SunPower Corporation, SunEdison, Chevron Energy Solutions, REC Solar and other new and emerging companies in Hawaii, Asia, North America and Europe.  In addition, the Hawaii market is gaining additional attention from potential competitors, owing to the expected introduction of a Feed-in Tariff by the local public utility.  Many of our known competitors are more established  in the solar industry than we are, and have a stronger market position than ours and have larger resources and name recognition than we have. Furthermore, the PV market in general competes with other sources of renewable energy and conventional power generation, and if our customers prefer these other sources over ours, it may have a material adverse impact on our revenue and results of operations.

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

Hoku Materials generated $11,000 in operating revenue, and we do not expect to generate any revenue from Hoku Fuel Cells in the foreseeable future.  Most of our revenue presently is generated by Hoku Solar and our PV system installation activities.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. In May 2007, we commenced construction of the Polysilicon Plant. Construction of the Polysilicon Plant and the operation of our polysilicon manufacturing and PV system installation businesses will involve substantial changes to our operations and will require us to increase our international activities, hire and train additional financial and accounting personnel, make substantial investments in our engineering, logistics, financial and information systems, including implementing new enterprise-level transaction processing, operational, financial and accounting management information systems, procedures and controls. In connection with the planned increased scale of our polysilicon manufacturing and PV system installation businesses and our implementation of new operational and financial management information systems to accommodate these businesses, we expect to engage in a process of documenting, reviewing and improving our internal control and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires an annual assessment by management on the effectiveness of our internal control over financial reporting. We conduct annual testing of our internal controls in connection with the Section 404 requirements and, as part of that documentation and testing, we may identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing accounting systems and will take a significant period of time to complete, which may distract our officers, directors and employees from the operation of our business. Further, we may encounter difficulties assimilating or integrating the internal controls, disclosure controls and IT infrastructure of the businesses that we may acquire in the future. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

We will use materials that are considered hazardous in our planned polysilicon manufacturing and production processes and, therefore, we could be held liable for any losses not covered by insurance that result from the use and handling of such hazardous materials.

The production of polysilicon will involve the use of materials that are hazardous to human health and the environment, and the storage, handling and disposal of which will be subject to government regulation. Compliance with environmental laws and regulations may be expensive, and current or future environmental regulations may increase our manufacturing costs and may require us to halt or suspend our operations until we regain compliance. If we have an accident at the Polysilicon Plant involving a spill or release of these substances, we may be subject to civil and/or criminal penalties, including financial penalties and damages, and possibly injunctions preventing us from continuing our operations. Any liability for penalties or damages, and any injunction resulting from damages to the environment or public health and safety, could harm our business. In addition under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate is liable for costs of removal or remediation of certain hazardous or toxic substances on or in such property. These laws often impose such liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such substances. We do not have any insurance for liabilities arising from the use and handling of hazardous materials.

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

Our current polysilicon supply agreements are with Alex, Suntech, Jinko, Solarfun, Tianwei and Solargiga, all of which are located in the People’s Republic of China, or China, and Hong Kong. As a result, we will be engaging in significant international sales of our polysilicon, which can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

•	political and economic instability;

•	unexpected changes in regulatory requirements and tariffs;

•	difficulties and costs associated with staffing and managing foreign operations, including foreign distributor relationships;

•	longer accounts receivable collection cycles in certain foreign countries;

•	adverse economic or political changes;

•	more limited protection for intellectual property;

•	potential trade restrictions, exchange controls and import and export licensing requirements;

•	U.S. and foreign government policy changes affecting the markets for our products;

•	problems in collecting accounts receivable; and

•	potentially adverse tax consequences of overlapping tax structures.

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

In May 2007, the City of Pocatello approved an ordinance that authorized certain tax incentives related to the infrastructure necessary for the completion and operation of the Polysilicon Plant. In May 2009, we entered into an Economic Development Agreement, or the PDA Agreement, with the Pocatello Development Authority, or the PDA, pursuant to which the PDA agreed to reimburse to us amounts we actually incur in making certain infrastructure improvements consistent with the North Portneuf Urban Renewal Area and Revenue Allocation District Improvement Plan and the Idaho Urban Renewal Law, or the Infrastructure Reimbursement, and an additional amount as reimbursement for and based on the number of full time employee equivalents we create and maintain, or the Employment Reimbursement, at the Polysilicon Plant.  The parties agreed that (a) the Infrastructure Reimbursement will be an amount that is equal to 95% of the tax increment payments the PDA actually collects on the North Portneuf Tax Increment Financing District with respect to our real and personal property located in such district, or the TIF Revenue, up to approximately $26.0 million, less the actual Road Costs, and (b) the Employment Reimbursement will be an amount that is equal to 50% of the TIF Revenue, up to approximately $17.0 million. However, there are no assurances that all or any part of the amount authorized will be paid to us, and we could ultimately receive significantly less or no payment at all, and we may not realize the benefits of these other offered incentives including workforce training funds and utility capacities. The tax incentives expire on December 31, 2030. If there are changes to the ordinance, which reduces the amount of the incentives, or for other reasons, some of which may be beyond our control, we are unable to realize all or any part of these incentives, the operating costs of the Polysilicon Plant may be higher than we currently estimate.

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

Our stock price is volatile and between April 1, 2009 and June 30, 2010, our stock had low and high sales prices in the range of $1.67 to $4.64 per share. During fiscal 2010, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•	variations in our financial results or those of our competitors and our customers;

•	our ability to complete the Polysilicon Plant and commence commercial production of polysilicon;

•	announcements by us, our competitors and our customers of acquisitions, new products, the acquisition or loss of significant contracts, commercial relationships or capital commitments;

•	the performance of the stock market generally and the over-all condition of the global macro economy;

•	failure to meet the expectations of securities analysts or investors with respect to our financial results;

•	our ability to develop and market new and enhanced products on a timely basis;

•	litigation;

•	changes in our management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	future sales of our common stock by us and future sales of our common stock by our officers, directors and affiliates, including Tianwei;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

In addition, in the past, following periods of volatility and a decrease in the market price of a company’s securities, securities class action litigation has often been instituted against that company. Class action litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Tianwei  has a controlling interest in us, and as long as Tianwei controls us, other stockholders’ ability to influence matters requiring stockholder approval will be limited.

Tianwei owns 33,379,287 shares of our common stock, and holds a warrant to purchase an additional 10,000,000 shares of our common stock, together representing approximately 66% of our total outstanding shares of common stock.  Tianwei has the right to nominate four out of seven of our directors until the earlier of (i) Tianwei (together with its affiliates) ceasing to be our largest individual stockholder or (i) Tianwei (together with its affiliates) owning less than 25% of the outstanding shares of our common stock. In addition, as a majority stockholder Tianwei has the ability to control the outcome of all matters that would be determined by a vote of our stockholders, including:

•	the composition of our board of directors and, through our board of directors, any determination with respect to our business plans and policies, including the appointment and removal of our officers;

•	any determinations with respect to mergers and other business combinations;

•	our acquisition or disposition of assets;

•	our financing activities;

•	changes to our polysilicon supply agreements with Tianwei;

•	the allocation of business opportunities that may be suitable for us and Tianwei; and

•	the number of shares available for issuance under our equity incentive plans and other significant corporate transactions that require stockholder approval.

Tianwei’s voting control may discourage transactions involving a change of control of us, including transactions in which the holders of our common stock might otherwise receive a premium for their shares over the then current market price. Until one year from the close of the Tianwei financing transaction, which occurred in December 2009, Tianwei will be prohibited from selling or transferring, directly or indirectly, 70% of its shares of common stock.  Thereafter, Tianwei will not be prohibited from selling a controlling interest in us to a third party and may do so without stockholder approval and without providing for a purchase of other stockholders’ shares of common stock. Accordingly, our shares of common stock may be worth less than they would be if Tianwei did not maintain voting control over us.

Through control of our board of directors, Tianwei may cause our board to act in Tianwei’s best interests which may diverge from the best interests of other stockholders and make it difficult for us to recruit quality independent directors.

Pursuant to an Investor Rights Agreement, dated as of December 2009, Tianwei has the right to designate four out of seven directors on our board and may at any time replace four out of seven of our directors. As a result, unless and until the earlier of (i) Tianwei (together with its affiliates) ceasing to be our largest individual stockholder or (ii) Tianwei (together with its affiliates) owning less than 25% of the outstanding shares of our common stock, Tianwei can effectively control and direct our board of directors, which means that to the extent that our interests and the interests of Tianwei diverge, Tianwei can cause us to act in Tianwei’s best interest to the detriment of the value of our common stock. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors may decline.

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

The following exhibits are included, or incorporated by reference, in this Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1	Credit Agreement, dated May 24, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch	8-K	000-51458	10.119	5/26/10

10.2	Reimbursement Agreement, dated May 24, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.120	5/26/10

10.3	Credit Agreement, dated June 30, 2010, between Hoku Corporation and China Construction Bank Corporation, New York Branch	8-K	000-51458	10.121	6/30/10

10.4	Reimbursement Agreement, dated June 30, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.122	6/30/10

10.5††	Amendment to the First Amended and Restated Supply Agreement between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd., signed June 29, 2010	10-K	000-51458	10.63	7/14/10

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	*

32.1#	Form 10-K Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	*

32.2#	Form 10-K Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	*

††	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on  August 11, 2010.

HOKU CORPORATION

/s/ DARRYL S. NAKAMOTO
Darryl S. Nakamoto
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

The following exhibits are included, or incorporated by reference, in this Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1	Credit Agreement, dated May 24, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch	8-K	000-51458	10.119	5/26/10

10.2	Reimbursement Agreement, dated May 24, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.120	5/26/10

10.3	Credit Agreement, dated June 30, 2010, between Hoku Corporation and China Construction Bank Corporation, New York Branch	8-K	000-51458	10.121	6/30/10

10.4	Reimbursement Agreement, dated June 30, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.122	6/30/10

10.5††	Amendment to the First Amended and Restated Supply Agreement between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd., signed June 29, 2010	10-K	000-51458	10.63	7/14/10

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	*

32.1#	Form 10-K Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	*

32.2#	Form 10-K Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	*

††	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

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