Form 10-Q
period 2010-09-30
Hoku Corp
filed 2010-11-08
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Common Stock, par value $0.001 per share, outstanding as of  October 15, 2010: 55,046,439

HOKU CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2010
Table of Contents
Part I – Financial Information

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HOKU CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30, 2010	March 31, 2010
Assets	(unaudited)
Cash and cash equivalents	$11,392	$6,962
Accounts receivable	233	249
Inventory	897	894
Costs of uncompleted contracts	422	93
Other current assets	354	856
Total current assets	13,298	9,054

Deferred cost of debt financing	982	1,175
Property, plant and equipment, net	369,070	287,975

Total assets	$383,350	$298,204

Liabilities and Equity
Accounts payable and accrued expenses	$28,285	$22,660
Deferred revenue	361	6
Deposits – Hoku Materials	15,342	11,134
Other current liabilities	230	204
Total current liabilities	44,218	34,004

Notes payable, net	113,798	37,709
Long-term debt (Deposits – Hoku Materials)	121,558	115,866

Total liabilities	279,574	187,579

Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued and outstanding as of September 30, 2010 and March 31, 2010
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 55,046,437 and 54,853,677 shares as of September 30, 2010 and March 31, 2010, respectively	55	54
Warrant to purchase 10,000,000 shares of common stock	12,884	12,884
Additional paid-in capital	115,197	114,748
Accumulated deficit	(25,295)	(20,601)
Total Hoku Corporation shareholders’ equity	102,841	107,085
Noncontrolling interest	935	3,540
Total equity	103,776	110,625
Total liabilities and equity	$383,350	$298,204

See accompanying notes to consolidated financial statements.

HOKU CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Service and license revenue	$1,185	$1,498	$2,115	$1,572
Total revenue	1,185	1,498	2,115	1,572

Cost of service and license revenue (1)	852	1,410	1,417	1,424
Total cost of revenue	852	1,410	1,417	1,424

Gross margin	333	88	698	148

Operating expenses:
Selling, general and administrative (1)	2,250	1,539	5,456	2,606
Total operating expenses	2,250	1,539	5,456	2,606

Loss from continuing operations	(1,917)	(1,451)	(4,758)	(2,458)

Interest and other income (loss)	(48)	217	138	253
Net loss from continuing operations	(1,965)	(1,234)	(4,620)	(2,205)

Discontinued operations:
Income from discontinued operations	—	—	—	51

Net loss	(1,965)	(1,234)	(4,620)	(2,154)

Net income (loss) attributable to the noncontrolling interest	46	(3)	74	(18)

Net loss attributable to Hoku Corporation	$(2,011)	$(1,231)	$(4,694)	$(2,136)

Basic net loss per share attributable to Hoku Corporation	$(0.04)	$(0.06)	$(0.09)	$(0.10)

Diluted net loss per share attributable to Hoku Corporation	$(0.04)	$(0.06)	$(0.09)	$(0.10)

Shares used in computing basic net loss per share	54,659,425	21,018,162	54,620,643	21,012,129

Shares used in computing diluted net loss per share	54,659,425	21,018,162	54,620,643	21,012,129

(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$—	$3	$—	$7
Selling, general and administrative	259	269	580	428

See accompanying notes to consolidated financial statements.

HOKU CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,620)	$(2,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101	135
Stock-based compensation	587	377
Changes in operating assets and liabilities:
Accounts receivable	16	318
Costs of uncompleted contracts	(329)	(559)
Inventory	(3)	1,247
Other current assets	502	(265)
Accounts payable and accrued operating expenses	673	(685)
Deferred revenue	355	(772)
Other current liabilities	(102)	(223)
Deposits – Hoku Solar	-	(158)

Net cash used in operating activities	(2,820)	(2,739)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	7,023	37
Purchases of short-term investments	(7,023)	(37)
Payment of accounts payable and accrued capital expenditures	(73,184)	(40,159)

Net cash used in investing activities	(73,184)	(40,159)

Cash flows from financing activities:
Net proceeds from note payable	73,300	-
Exercise of common stock options	1	1
Costs related to Tianwei investment	(88)	-
Contributions from (distributions to) noncontrolling interest	(2,679)	3,625
Deposits received – Hoku Materials	9,900	31,000

Net cash provided by financing activities	80,434	34,626

Net increase (decrease) in cash and cash equivalents	4,430	(8,272)
Cash and cash equivalents at beginning of period	6,962	17,383

Cash and cash equivalents at end of period	$11,392	$9,111

Supplemental disclosure of non-cash investing activities:
Amortization of debt discount and deferred financing cost to property and equipment	$2,981	$—
Acquisition of property and equipment	27,318	60,372

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

The Company originally focused its efforts on the design and development of fuel cell technologies, including its Hoku membrane electrode assemblies, or MEAs, and Hoku Membranes. In May 2006, the Company announced its plans to form an integrated photovoltaic, or PV, module business, and its plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, at its polysilicon manufacturing plant in Pocatello, Idaho, or the Polysilicon Plant.  In fiscal 2007, the Company reorganized its business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells.  In February and March 2007, the Company incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly owned subsidiaries to operate its polysilicon and solar businesses, respectively. During fiscal 2010, the Company explored limited future opportunities within the fuel cell market and provided samples for testing to a potential customer.  However, based on discussions with that potential customer the Company believed that further testing or a contract would not materialize.  In addition, the Company believes the investment required to capitalize upon future fuel cell opportunities, if any, would exceed the potential benefits realized.  As such, in September 2010, the Company elected to discontinue the operations of Hoku Fuel Cells, however, will maintain ownership of its intellectual property including patents.  Accordingly, the results of operations of Hoku Fuel Cells for the three and six months ended September 30, 2010 and 2009 have been reported as discontinued operations in the consolidated statements of operations.

(b) Basis of Presentation

The Company has incurred operating losses in recent years as the Company has redirected its efforts to focus on the development of its polysilicon and solar businesses.  The Company's current operating plan anticipates raising cash over the next year through a combination of debt and/or equity offerings and possibly new customer contracts to enable the continued construction of the Polysilicon Plant.  Delays in securing financing could result in the Company failing to meet the contractual obligations included in its polysilicon supply agreements.  A termination of any of the Company's polysilicon supply agreements could require the Company to refund prepayments already received to-date.  Based on the current level of capital available to the Company, including a recently secured $29.0 million credit agreement, if the Company is unable to generate revenue, secure additional financing or structure credit terms with its vendors, the Company will be forced to curtail construction of the Polysilicon Plant in order to continue as a going concern. If the Company curtails construction, the current level of capital is expected to be sufficient to fund operations through at least March 31, 2011.  However, the Company needs to acquire additional financing to continue construction and sustain operations subsequent to March 31, 2011.  Although the Company cannot assure the reader that such additional sources of financing will be available at acceptable terms, the implementation of a cost reduction program will help to reduce the Company’s capital requirements.  In addition, Tianwei New Energy Holdings Co., Ltd., or Tianwei, has represented that it has the ability and the intent to provide, or make necessary arrangements with others to provide, ongoing operating funds to the Company to ensure the Company’s continuity as a going concern. However, an inability by the Company to reduce costs or expenditures or obtain sufficient capital to fund its operations would have a material adverse affect on the Company and the Company’s ability to complete construction of the Polysilicon Plant, and could impact its ability to continue as a going concern subsequent to March 31, 2011.

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

The Company applies the percentage-of-completion method of revenue recognition for its PV system contracts for which it can make reasonably dependable estimates of costs.  Under the percentage-of-completion method, revenue and related costs are deferred and subsequently recognized based on the progress of the installation and an estimate of remaining costs to complete the installation. The Company recognizes revenue under the completed contract method, in which revenue and related costs are deferred and then subsequently recognized only upon completion of the contract, for all contracts for which reasonably dependable estimates of costs are not available.

The Company entered the PV system installation business in fiscal year 2008.  Prior to April 1, 2010, due to the short period of time the Company was in the PV system installation business, the Company did not have the historical experience or the procedures in place to develop reasonably dependable estimates of costs and therefore utilized the completed contract method to record revenue for PV contracts.  Subsequent to this start up period, the Company has developed history and reliable processes and procedures of projecting and tracking contract fulfillment costs, in order to develop reasonably dependable estimates which are required to use the percentage of completion method.  In applying the percentage method, the Company determines the percentage of contract completion on the basis of engineering, labor, subcontractor and other installation costs and excludes material and other non-installation contract costs which are not considered the primary cost determinants in gauging the progress of the PV system contract.  Revenue and related costs are recognized ratably based on the completion of each project and the then current estimate of remaining costs required to complete the project.

The Company will continue to recognize revenue under the completed contract method for PV installations in progress as of March 31, 2010.
Revenue from the sale of electricity generated from the Company’s PV systems is based on kilowatt usage and is recognized in accordance with its power purchase agreements, or PPAs.

The Company charges the appropriate Hawaii general excise tax to its customers.  The taxes collected from sales are excluded from revenues and recorded as a payable.

(f) Cost of Uncompleted Contracts

Cost of uncompleted contracts represents services performed and/or materials used towards completing a customer contract. Based on the Company’s revenue recognition policy, these services and/or materials can be recognized as contract costs, and are recognized based on the progress of the installation and an estimate of remaining costs to complete the installation. As of September 30, 2010, and March 31, 2010, costs of uncompleted contracts was approximately $422,000 and $93,000, respectively, related to PV system installation contracts.

(g) Guarantees and Indemnifications

The Company has entered into PV system installation contracts which warrant the installation against defects in workmanship, generally for a period of one to five years from the date of installation.  There were no accruals for or expenses related to the warranties for any period presented.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in that capacity.  The term of the indemnification period is equal to the officer’s or director’s lifetime.  The Company has also entered into additional indemnification agreements with its officers and directors in connection with its initial public offering.  The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid.  The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2010 and March 31, 2010.

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

(2) Notes Payable

Tianwei New Energy Holding Co. Ltd.
As of September 30, 2010, the Company has $50.0 million in notes payable to Tianwei. The Company received the first tranche of $20.0 million in January 2010 and received the second tranche of $30.0 million in March 2010.  The notes bear an annual interest rate of 5.94% and have a term of two years.  Pursuant to the loan agreement, the Company has pledged a security interest in all of its assets to Tianwei.  The $20.0 and $30.0 million in loan proceeds become due in January and March 2012, respectively, with no penalty for earlier prepayment of principal, and interest payments are due quarterly.

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

The Company recorded approximately $1.2 million in transaction costs and $12.9 million of related fair value of the warrants as deferred costs of debt financing totaling $14.1 million.  As of September 30, 2010, $12.9 million has been reclassified as a discount on the debt and $1.2 million has been deferred as cost of debt financing.  The deferred cost of debt financing and discount on the debt will be amortized over the two year term of the $50.0 million in notes payable, using the effective interest method, and capitalized as construction in progress related to the polysilicon production facility.  As of September 30, 2010, the carrying value of the $50.0 million in notes payable was $40.5 million, net of the unamortized discount of $9.5 million.

China Merchants Bank – New York Branch
In May 2010, the Company entered into a $20.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd..  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The Company entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of September 30, 2010 the entire $20.0 million was outstanding.

In August 2010, the Company entered into two credit agreements with the New York branch of China Merchants Bank Co., Ltd. to borrow  $10.0 million and $5.0 million.  The loans under these credit agreements are secured by standby letters of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if the Company elects, any portion of the loans that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The Company entered into reimbursement agreements with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of September 30, 2010 the entire $15.0 million was outstanding.

In September 2010, the Company entered into a $10.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if the Company elects, any portion of the loan that is not less than $1 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The Company entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of September 30, 2010 the entire $10.0 million was outstanding.

In October 2010, the Company entered into a $13.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The Company received the entire $13.0 million under this credit agreement, which is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if the Company elects, any portion of the loan that is not less than $1 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The Company entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.

China Construction Bank – New York Branch
In June 2010, the Company entered into a $28.3 million credit agreement with the New York branch of China Construction Bank.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei and issued by the Sichuan branch of China Construction Bank in favor of the New York branch.  The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 1.875% or, if the Company elects, and if the bank agrees, any portion of the loan that is not less than $1 million may bear interest at an annual rate equal to the highest “Prime Rate” as published in the “Money Rates” column of the Eastern Edition of the Wall Street Journal from time to time.  The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of September 30, 2010 the entire $28.3 million was outstanding.

China Construction Bank – Singapore Branch
In October 2010, the Company entered into a $29.0 million credit agreement with the Singapore branch of China Construction Bank.  The Company received $16 million of the loan which is secured by a standby letter of credit issued drawn by China Construction Bank Corporation, Sichuan Branch in favor of China Construction Bank – Singapore Branch.   Tianwei procured the standby letter of credit and has informed the Company that it intends to issue an additional standby letter of credit for the remaining loan amount. The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2%.   The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.

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

As of September 30, 2010 and March 31, 2010, the Company held the following assets that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents	$3,785	$3,785	$—	$—
Total assets measured at fair value	$3,785	$3,785	$—	$—

	Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,548	$1,548	$—	$—
Total assets measured at fair value	$1,548	$1,548	$—	$—

There were no assets or liabilities that are required to be measured at fair value on a non-recurring basis.

(4) Property, Plant and Equipment

As of September 30, 2010 and March 31, 2010, property, plant and equipment consisted of the following:

	September 30, 2010	March 31, 2010
	(in thousands)
Construction in progress- Idaho plant and equipment	$366,089	$282,611
Photovoltaic systems- Hoku Solar Power I, LLC	3,260	5,559
Office equipment and furniture	114	109
Production equipment	108	108
Automobile	98	98

	369,669	288,485
Less accumulated depreciation and amortization	(599)	(510)

Property, plant and equipment, net	$369,070	$287,975

During the six months ended September 30, 2010, the Company reduced the cost of the PV systems owned by Hoku Solar Power I by $2.3 million as a result of federal grants received under Section 1603 of the American Recovery and Reinvestment Act of 2009, which provides cash  incentives for wind and solar project investments.  In addition, the Company capitalized interest during construction of $5.7 million, comprised of interest charges of $2.0 million, amortization of discount and deferred financing costs of $3.6 million, and stock based compensation of $84,000 during the same period.

In assessing the recoverability of its long-lived assets, the Company compared the carrying value to the undiscounted future cash flows the assets are expected to generate.  The Company did not record any impairments during the six months ended September 30, 2010 or 2009.

(5) Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were comprised of the following (in thousands of dollars):

	September 30, 2010	March 31, 2010
	(in thousands)
Capital expenditures	$27,318	$22,366
Operating expenditures	967	294
Total accounts payable and accrued expenses	$28,285	$22,660

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

As of September 30, 2010 and March 31, 2010, the Company had $136.9 million and $127.0 million, respectively, related to prepayments received under its various polysilicon supply agreements.  The prepaid amounts from each customer are expected to be applied to future product deliveries.  The prepayments which are expected to be applied to deliveries after September 30, 2011 have been reflected in the consolidated balance sheets as Long-term debt (Deposits - Hoku Materials).

Under the terms of the various long-term polysilicon supply agreements with its customers, the Company is generally required to refund these prepayments, in each case, if the customer terminates the respective supply agreement under certain circumstances, which generally include, but are not limited to, bankruptcy, failure to commence shipments of polysilicon by specified dates, repeated failure to deliver a specified quality of product, and/or failure to meet other milestones.  The Company has granted security interests to each of its customers in all of the Company’s tangible and intangible assets related to its polysilicon business to serve as collateral for the Company’s obligation to repay the remaining amount of each of its customer’s respective prepayments made as of the date of any termination that has not been applied to the purchase price of polysilicon previously delivered under the respective contract.  Such security interests are subordinated to the Tianwei financing.

The following is a summary of prepayments received as of September 30, 2010:

Prepayment
Customer	(in thousands)
Wuxi Suntech Power Co., Ltd.	$2,000
Solarfun Power Hong Kong Ltd.	49,000
Tianwei New Energy (Chengdu) Wafer Co., Ltd.	29,000
Jinko Solar Co., Ltd.	20,000
Shanghai Alex New Energy Co., Ltd.	20,000
Wealthy Rise International, Ltd. (Solargiga)	16,900
$136,900

Based on existing terms of the various long-term polysilicon supply agreements, the $136.9 million of customer prepayments would be credited against future product deliveries in the years ending September 30, 2011 through 2015 and thereafter as indicated in the following table.

Application of
Customer Deposits
September 30 Ending	(in thousands)
2011	$15,342
2012	25,707
2013	20,807
2014	12,290
2015	12,291
Thereafter	50,463
$136,900

(7) Total Equity

Changes in total equity for the six months ended September 30, 2010 were as follows (in thousands):

	Hoku Corporation Shareholders’ Equity
			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total	Comprehensive
	Stock	Warrant	Capital	Deficit	Interest	Equity	Loss
Balance as of March 31, 2010	54	12,884	114,748	(20,601)	3,540	110,625	—
Distributions to Noncontrolling interest					(2,679)	(2,679)
Net income (loss)				(4,694)	74	(4,620)	(4,620)
Vest of restricted stock awards	1		(1)			—
Exercise of common stock options			1			1
Stock-based compensation			537			537
Costs related to Tianwei financing			(88)			(88)
Balance as of September 30, 2010	55	12,884	115,197	(25,295)	935	103,776	(4,620)

(8) Income Taxes

Income taxes are accounted for under the asset and liability method, which establishes financial accounting and reporting standards for income taxes. The Company recognizes federal and state current tax liabilities based on its estimate of taxes payable to or refundable by each tax jurisdiction in the current fiscal year.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company records a valuation allowance to reduce deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company continues to provide a valuation allowance against its net deferred tax assets as of September 30, 2010.

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

The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the denominator used in the computation of basic and diluted net loss per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to Hoku Corporation	$(2,011)	$(1,231)	$(4,694)	$(2,136)
Denominator:
Weighted average shares of common stock (basic)	54,659,425	21,018,162	54,620,643	21,012,129

Effect of Dilutive Securities
Add:
Weighted average stock options	—	—	—	—

Weighted average shares of common stock (diluted)	54,659,425	21,018,162	54,620,643	21,012,129

Basic net loss per share attributable to Hoku Corporation	$(0.04)	$(0.06)	$(0.09)	$(0.10)

Diluted net loss per share attributable to Hoku Corporation	$(0.04)	$(0.06)	$(0.09)	$(0.10)

The basic weighted average shares of common stock for the three and six months ended September 30, 2010 and 2009 excludes unvested restricted shares of common stock.

During the three and six months ended September 30, 2010, potential dilutive securities included options to purchase 209,460 shares of common stock, at prices ranging from $0.075 to $2.92 per share in both periods. During the three and six months ended September 30, 2009, potential dilutive securities included options to purchase 116,787 and 111,158 shares of common stock at prices ranging from $0.075 to $0.52 per share in both periods. During the three and six month periods ended September 30, 2010, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share, due to the Company’s net loss for both periods.

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

The Company suspended all work under the Engineering Agreement in July 2009.  In February 2010, the Company and S&W agreed to Change Order No. 4 under the Engineering Agreement, or Change Order No. 4, to, among other things: (i) have S&W immediately resume engineering work upon the Company’s payment of $1.0 million in March 2010 toward a past due invoice with the remaining balance of $797,000 to be paid in two increments within sixty days thereafter; (ii) extend the Company’s payment terms for S&W’s future invoices for work under Change Order No. 4; (iii) waive any right that the Company may have had to payment of liquidated damages had S&W failed to achieve any previously scheduled project milestone dates; (iv) waive any and all interest, fees, and expenses that the Company may have owed to S&W related to the Company’s outstanding past due balance of $1.8 million; and (v) reduce the fees and payroll burdens and overhead rates at which the Company would pay S&W for its services going forward.  In March, April, and May 2010, the Company paid all amounts due to S&W in accordance with Change Order No. 4.

During the six months ended September 30, 2010, the Company made payments to S&W of $2.9 million, and as of September 30, 2010, the Company had paid S&W an aggregate amount of $49.6 million.

JH Kelly LLC. In August 2007, the Company entered into a Cost Plus Incentive Contract with JH Kelly LLC, or JH Kelly, for construction services for the construction of the Polysilicon Plant, which was amended in October 2007, by Change Order No. 1, and again in April 2008 by Change Order No. 2, again in March 2009 by Change Order No. 3, again in September 2009 by Change Order No. 4, and again in August  2010 by Change Order No. 5, which are collectively the JH Kelly Construction Agreement. Under the JH Kelly Construction Agreement, JH Kelly agreed to provide the construction services as the Company’s general contractor for the construction of the Polysilicon Plant with a production capacity of 4,000 metric tons per year.

Pursuant to Change Order No. 5, the Company agreed among other things: (i) to change the date to complete construction for Partial Commercial Operation, or PCO (including the Schedule Incentive Completion Dates as amended and restated in Change Order Numbers 3 and 4) on or before December 31, 2010 for schedule and bonus purposes, (ii) that JH Kelly will use best efforts to attain PCO by that date with incremental funding from Hoku Materials in the amount of $55.8 million, (iii) that JH Kelly will aim to complete certain monthly milestones for the project for the period August 1, 2010 through December 31, 2010, (iv) that JH Kelly successfully completed and earned its $1.5 million bonus for the preliminary reactor installation, which will be paid in $375,000 increments tied to completion of the monthly milestones, and (v) that on or before August 31, 2010, Tianwei New Energy Holdings Co., Ltd. or Hoku Materials will secure a standby letter of credit in the amount of $20.0 million for the benefit of JH Kelly to provide a greater degree of certainty and security with respect to payment for the work.

In addition, the parties acknowledged that JH Kelly previously commenced hiring additional personnel and 300 personnel were on-site.  Furthermore, Hoku Materials agreed to hire a qualified independent engineer, or IE, to help the parties assess progress of the work through PCO.  JH Kelly agreed to continue to provide monthly billings based on forecasted cost and manpower levels relative to the monthly milestones.  Hoku Materials agreed to pay the monthly billings, starting in September 2010, within 10 days of achievement of the milestones for that month.  If Hoku Materials or the IE determines that a monthly milestone for a particular unit(s) has not been met, Hoku Materials may withhold the monthly payment on that unmet milestone(s) until it is deemed complete by the Company or the IE.  Upon the milestone(s) being deemed complete by Hoku Materials or the IE, Hoku Materials will remit payment for the withheld milestone in the next monthly billing cycle.

During the six months ended September 30, 2010, the Company made payments to JH Kelly of $34.3 million, and as of September 30, 2010, the Company had paid JH Kelly an aggregate amount of $103.2 million.

Dynamic Engineering Inc. In October 2007, the Company entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license for the process to produce and purify trichlorosilane, or TCS. Under the agreement with Dynamic, or the Dynamic Agreement, Dynamic is obligated to design and engineer a TCS production facility that is capable of producing 20,000 metric tons of TCS for the Polysilicon Plant. The Dynamic process is to be integrated by S&W into the overall Polysilicon Plant and will be constructed by JH Kelly. Under the Dynamic Agreement, Dynamic's engineering services are provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that the Company may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the completed facility, and has agreed to indemnify the Company for any third-party claims of intellectual property infringement.

During the six months ended September 30, 2010, the Company made payments to Dynamic of $1.9 million, and as of September 30, 2010, the Company had paid Dynamic an aggregate amount of $8.4 million.

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

In January 2009, the Company received the first shipment of six hydrogen reduction reactors, three hydrogenation reactors, and related equipment from GEC and MSA, at the Polysilicon Plant, and all of these polysilicon reactors have been assembled and put into place on the Polysilicon Plant’s production floor. The reactors were the first units to arrive in Pocatello out of a planned total order of 28. The next set of 10 polysilicon reactors and related equipment has been manufactured, and was shipped to the Polysilicon Plant after the Company paid 3.3 million Euros or $4.3 million (based on the Euro/U.S. dollar exchange rate which was $1.312 on the date of payment). The Company is in discussions with GEC to purchase 12 additional reactors necessary for the Company’s planned annual capacity of 4,000 metric tons of polysilicon.  The cost of these additional reactors is not expected to be greater than 20.9 million Euros, or $28.4 million (based on the Euro/U.S. dollar exchange rate, which was $1.361 as of September 30, 2010).

During the six months ended September 30, 2010, the Company made payments to GEC and MSA of 3.3 million Euros or $4.3 million, and as of September 30, 2010, the Company had paid GEC and MSA an aggregate amount of 19.0 million Euros or $26.7 million.

Idaho Power Company.  The Company entered into an agreement with Idaho Power Company, or Idaho Power, to complete the construction of the electric substation to provide power for the Polysilicon Plant, or the Idaho Power Agreement.  As of September 30, 2010, the Company had paid an aggregate amount of $18.0 million to Idaho Power. The electric substation was completed in August 2009, and the Company was able to use its power during the Company’s polysilicon product demonstration in April 2010.

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

During the six months ended September 30, 2010, the Company made payments to AEG of $2.5 million, and as of September 30, 2010, the Company had paid AEG an aggregate amount of $9.7 million.

Polymet Alloys, Inc. In November 2008, the Company entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to the Company for use at the Polysilicon Plant. In May 2009, the Company entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  The term of the Amended Polymet Agreement is three years, commencing in calendar year 2011. Each year during the term of the Amended Polymet Agreement, Polymet has agreed to sell to the Company no less than 65% of the Company’s annual silicon metal requirement.  Pricing is to be negotiated for each year of the Amended Polymet Agreement; however, if the parties are unable to agree on pricing for any year, or the Company has agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom the Company may seek to purchase silicon metal.  Either party may also terminate the Amended Polymet Agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation.  As of September 30, 2010, the Company had not made any payments to Polymet.

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

During the six months ended September 30, 2010, the Company made payments to PVA of $1.0 million, and as of September 30, 2010, the Company had paid PVA an aggregate amount of $3.9 million.

BHS Acquisitions, LLC. In November 2008, the Company entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, to the Company for use at the Polysilicon Plant. The term of the agreement is eight years beginning on the date on which the first shipment of product is delivered. Each year during the term of the agreement, BHS has agreed to sell to the Company specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are scheduled to begin within four months after  the Company provides written notice to BHS, and the aggregate net value of the HCl to be purchased by the Company under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of September 30, 2010, the Company had not provided notice to BHS to commence shipments, and had not made any payments to BHS.

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

During the six months ended September 30, 2010, the Company paid $100,000 to Evonik for the container deposit, and as of September 30, 2010, the Company had paid Evonik an aggregate amount of $100,000 related to the sales agreement.

If the Company is unable to secure additional financing to complete the construction of the Polysilicon Plant, the Company would need to curtail construction of the Polysilicon Plant.  If the Company elects to curtail construction, it would not be able to produce its own polysilicon to meet the delivery requirements under certain polysilicon agreements.  The Company is  required to make polysilicon deliveries beginning in  December 2010.  In order to avoid breaching these contracts, the Company would purchase polysilicon from third parties if it does not produce sufficient amounts to meet these obligations.  During fiscal 2011, the Company estimates that it may need to purchase between 200 to 400 metric tons of polysilicon to meet the minimum delivery requirements of its polysilicon contracts.  As of October 31, 2010, the Company has not entered into any agreements to purchase polysilicon.

 (11) Operating Segments

Operating segments are components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is made up of the Chief Executive Officer, Chief Financial Officer, Chief Technology Officer and Chief Strategy Officer. The chief operating decision-making group manages the profitability, cash flows, and assets of each segment’s various product or service lines and businesses. The Company has two operating business units: Hoku Solar and Hoku Materials. Hoku Solar installs PV systems and Hoku Materials will manufacture polysilicon for resale. A description of the products for each business unit is described in Note 1, “Summary of Significant Accounting Policies and Practices” above.

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(amounts in thousands)
Revenue:

Hoku Solar	$1,185	$1,498	$2,104	$1,572
Hoku Materials	—	—	11	—

Total consolidated revenue	$1,185	$1,498	$2,115	$1,572

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(amounts in thousands)
Income (loss) from operations:
Hoku Solar	$86	$(563)	$170	$(913)
Hoku Materials	(2,003)	(888)	(4,928)	(1,545)

Total consolidated loss from continuing operations	$(1,917)	$(1,451)	$(4,758)	$(2,458)

The reconciliation of segment operating results to the Company’s consolidated totals was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
	(amounts in thousands)
Consolidated loss from continuing operations	$(1,917)	$(1,451)	$(4,758)	$(2,458)
Interest and other income (loss)	(48)	217	138	253
Income from discontinued operations	—	—	—	51
Net (income) loss attributable to noncontrolling interest	(46)	3	(74)	18

Net loss attributable to Hoku Corporation	$(2,011)	$(1,231)	$(4,694)	$(2,136)

The Company allocates its assets to its business units based on the primary business units benefiting from the assets.  Unallocated assets are composed primarily of cash and cash equivalents and other current assets.

	September 30, 2010	March 31, 2010
	(amounts in thousands)
Identifiable assets:

Hoku Solar	$4,868	$6,264
Hoku Materials	374,628	289,889
Unallocated assets	3,854	2,051

Total assets	$383,350	$298,204

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Hoku Corporation is a materials science company focused on clean energy technologies. We were incorporated in Hawaii in March 2001, as Pacific Energy Group, Inc. and changed our name to Hoku Scientific, Inc. in July 2001.  In December 2004, we were reincorporated in Delaware.  In March 2010, we changed our name from Hoku Scientific, Inc. to Hoku Corporation.

We originally focused our efforts on the design and development of fuel cell technologies, including our Hoku membrane electrode assemblies, or MEA’s, and Hoku Membranes.  In May 2006, we announced our plans to form an integrated photovoltaic, or PV, module business, and our plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, at our polysilicon manufacturing plant in Pocatello, Idaho, or the Polysilicon Plant.  In fiscal 2007, we reorganized our business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells.  In February and March 2007, we incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly owned subsidiaries to operate our polysilicon and solar businesses, respectively.

During fiscal 2010, we explored limited future opportunities within the fuel cell market and provided samples for testing to a potential customer.  However, based on discussions with that potential customer we believed that further testing or a contract would not materialize.  In addition, we believe the investment required to capitalize upon future fuel cell opportunities, if any, would exceed the potential benefits realized.  As such, in September 2010, we elected to discontinue the operations of Hoku Fuel Cells.  However, we will maintain ownership of its intellectual property including patents.  Accordingly, the results of operations of Hoku Fuel Cells for the three and six months ended September 30, 2010 have been reported as discontinued operations in the consolidated statements of operations.

Hoku Materials

Hoku Materials was incorporated to manufacture polysilicon, a key material used in photovoltaic, or PV, modules. In May 2007, we commenced construction of our planned polysilicon manufacturing facility in Pocatello, Idaho, which would be capable of producing 4,000 metric tons of polysilicon per year, or the Polysilicon Plant. We previously estimated the total cost for construction of approximately $410 million; however we have now determined that the total costs will be greater than our previous estimates.  We are not providing an estimate of the increase in the total cost of construction as we are exploring opportunities to integrate advanced technology into our second phase, when we increase our capacity from 2,500 metric tons to 4,000 metric tons per year, and are negotiating with vendors to determine the related costs.  In addition, with respect to our 2,500 metric tons facility, we are unable to provide an estimate on the remaining amount of financing we will need to complete this phase by the end of this calendar year, as we will have and will continue to pre-invest in equipment and facilities that will be required to support our expansion to 4,000 metric tons.  This pre-investment allows us to save costs in the construction of our 4,000 metric ton per year plant, but makes it difficult to estimate the amount we will need to reach partial commercial operations.  Furthermore, our engineering contract with Stone & Webster, Inc., and our construction contract with JH Kelly LLC are cost-plus contracts, rather than lump sum, or fixed cost contracts.  As such, there is no guaranteed maximum cost.  Any significant increase in the cost to complete the Polysilicon Plant could have a material adverse effect on our business, financial condition and results of operations.

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

Contingent on securing additional financing, we expect to commission our reactors capable of producing 2,500 metric tons of polysilicon per annum in the first quarter of calendar year 2011 and begin our first commercial shipment in the second quarter of calendar year 2011.  We intend to ramp-up production throughout calendar year 2011, during which we expect to reach full production capability.

During fiscal 2011, we estimate that we may need to purchase between 200 to 400 metric tons of polysilicon to meet the minimum delivery requirements of our polysilicon contracts.  As of October 2010, we have not entered into any agreements to purchase polysilicon. Based on our anticipated production schedule we do not anticipate we will need to purchase polysilicon in fiscal 2012 and our ramp-up will allow us to meet all delivery obligations to our current customers; however, there are no assurances that we will not need to revise this schedule.

During the three months and six months ended September 30, 2010, Hoku Materials incurred an operating loss of $2.0 million and $4.9 million, which mainly consisted of payroll, including stock compensation, professional fees and travel expenses. In addition, as of September 30, 2010, Hoku Materials has capitalized $365.8 million related to construction costs for the Polysilicon Plant and had received $136.9 million in customer deposits as prepayments under long-term polysilicon supply agreements.

Construction/Financing Update

Notes Payable

Tianwei New Energy Holding Co. Ltd.
As of September 30, 2010, we had $50.0 million in notes payable to Tianwei. We received the first tranche of $20.0 million in January 2010 and received the second tranche of $30.0 million in March 2010.  The notes bear an annual interest rate of 5.94% and have a term of two years.  Pursuant to the loan agreement, we have pledged a security interest in all of our assets to Tianwei.  The $20.0 and $30.0 million in loan proceeds become due in January and March 2012, respectively, with no penalty for earlier prepayment of principal, and interest payments are due quarterly.

As part of the financing agreement, we also granted to Tianwei a warrant to purchase an additional 10 million shares of our common stock.  The terms of the warrant include: (i) a per share exercise price equal to $2.52; (ii) an exercise period of seven years; and (iii) provision for a cashless, net-issue exercise.

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

We recorded approximately $1.2 million in transaction costs and $12.9 million of related fair value of the warrants as deferred costs of debt financing totaling $14.1 million.  As of September 30, 2010, $12.9 million has been reclassified as a discount on the debt and $1.2 million has been deferred as cost of debt financing.  The deferred cost of debt financing and discount on the debt will be amortized  over the two year term of the $50.0 million in notes payable, using the effective interest method, and capitalized as construction in progress related to the polysilicon production facility.  As of September 30, 2010, the carrying value of the $50.0 million in notes payable was $40.5 million, net of the unamortized discount of $9.5 million.

China Merchants Bank – New York Branch
In May 2010, we entered into a $20.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if we elect, any portion of the loan that is not less than $1 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  We entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of September 30, 2010 the entire $20.0 million was outstanding.

In August 2010, we entered into two credit agreements with the New York branch of China Merchants Bank Co., Ltd. to borrow $10 million and $5 million.  The loans under these credit agreements are secured by standby letters of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if we elect, any portion of the loans that is not less than $1 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  We entered into reimbursement agreements with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of September 30, 2010 the entire $15.0 million was outstanding.

In September 2010, we entered into a $10.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if we elect, any portion of the loan that is not less than $1 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  We entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of September 30, 2010 the entire $10.0 million was outstanding.

In October 2010, we entered into a $13.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  We received $13.0 million under this credit agreement, which is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if we elect, any portion of the loan that is not less than $1 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  We entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.

China Construction Bank – New York Branch
In June 2010, we entered into a $28.3 million credit agreement with the New York branch of China Construction Bank.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei and issued by the Sichuan branch of China Construction Bank in favor of the New York branch.  The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 1.875% or, if we elect, and if the bank agrees, any portion of the loan that is not less than $1 million may bear interest at an annual rate equal to the highest “Prime Rate” as published in the “Money Rates” column of the Eastern Edition of the Wall Street Journal from time to time.  We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of September 30, 2010 the entire $28.3 million was outstanding.

China Construction Bank – Singapore Branch
In October 2010, we entered into a $29.0 million credit agreement with the Singapore branch of China Construction Bank.  We received $16 million of the loan which is secured by a standby letter of credit issued drawn by China Construction Bank Corporation, Sichuan Branch in favor of China Construction Bank – Singapore Branch.  Tianwei procured the standby letter of credit and has informed us that it intends to issue an additional standby letter of credit for the remaining loan amount.  The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2%.   We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.

As of October 31, 2010, we are also expecting an additional $8.2 million in customer prepayments from our existing customers, which are payable on polysilicon delivery milestones.  We will need to raise additional capital to complete construction and meet our working capital needs.  We plan on raising this money through one or more subsequent debt and/or equity offerings and possibly prepayments from new customer contracts.  Tianwei has also agreed to use its reasonable best efforts to assist us in obtaining additional financing that may be required by us to construct and operate the Polysilicon Plant.

Polysilicon Supply Agreement Updates

Wuxi Suntech Power Co. Ltd.  In June 2007, we entered into a fixed price, fixed volume supply agreement with Wuxi Suntech Power Co., Ltd., or Suntech, for the sale and delivery of polysilicon. The supply agreement has been subsequently amended and in June 2010, we revised the first delivery of polysilicon products to Suntech to June 2011, and Suntech waived certain milestones required under the agreement. The term of the agreement was shortened to one year and pricing was fixed for the term of the agreement.  The agreement will automatically renew with the same terms unless either party terminates the agreement.  If we fail to commence shipments by June 2011, then Suntech may terminate the supply agreement.

Upon Suntech’s termination of the agreement under certain circumstances, we are required to refund to Suntech all prepayments, which were $2.0 million as of September 30, 2010, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement for cause by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Solarfun Power Hong Kong Limited.  In November 2007, we entered into a fixed price, fixed volume supply agreement with Solarfun Power Hong Kong Limited, or Solarfun, a subsidiary of Solarfun Power Holdings Co., Ltd., for the sale of polysilicon.  As of September 30, 2010, Solarfun has paid to us $49.0 million as a prepayment for future polysilicon product deliveries, and it is obligated to pay us an additional $6.0 million in prepayments.

Further, pursuant to an amendment of the contract in March 2010, we were to use commercially reasonable efforts to make our first shipment to Solarfun by July 2010.  As we did not make the July 2010 shipment target, we must provide a purchase price adjustment since we did not supply any product by September 2010.  Provided that the first delivery occurs by December 2010, the term of the agreement will remain in force for eleven years.  Based on the amendment, we estimate aggregate revenues of up to $383.4 million from the sale of polysilicon to Solarfun.  The price adjustment for the second year is contingent on Solarfun’s timely payment of the remaining $3.0 million in deposits due to us.  After the first two years, the price will increase and then gradually decrease over the rest of the term.  Solarfun retains the right to terminate the agreement if we have not commenced shipments by December 2010.

Upon Solarfun’s termination of the agreement under certain circumstances, we are required to refund to Solarfun all prepayments made as of the date of termination, which were $49.0 million as of September 30, 2010, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Jinko Solar Co., Ltd.  In July 2008, we entered into a fixed price, fixed volume supply agreement with Jinko Solar Co., Ltd., formerly known as Jiangxi Jinko Solar Co., Ltd., or Jinko, for the sale and delivery of polysilicon.  In November 2009, we amended the supply agreement under which Jinko could pay us up to approximately $106.0 million during a nine-year period, subject to product deliveries and other conditions.  The average price for polysilicon paid by Jinko will decrease gradually over the term of the agreement.  Pursuant to the amendment, our first delivery of polysilicon products to Jinko is due in December 2010.  As of September 30, 2010, Jinko has paid us a total cash deposit of $20.0 million as prepayment for future product deliveries.

Upon Jinko’s termination of the agreement under certain circumstances, we may be required to refund to Jinko all prepayments made as of the date of termination, which were $20.0 million as of September 30, 2010, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

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

Upon Tianwei Wafer’s termination of the agreements under certain circumstances, we are required to refund to Tianwei Wafer the $29.0 million in prepayments made as of September 30, 2010, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreements.  Upon a termination of the agreements by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreements.

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

Pursuant to the agreement, Solargiga is obligated to pay us additional prepayments in the aggregate amount of $13.2 million that is payable in four increments of $3.3 million in each of April, June, August and October 2010, and a final prepayment of $200,000 upon Solargiga’s receipt of certain aggregate volumes of polysilicon product from us.  We received all four increments from Solargiga of $13.2 million.

Upon Solargiga’s termination of the agreement under certain circumstances, we are required to refund to Solargiga all prepayments made as of the date of termination, which were $16.9 million as of September 30, 2010 ($20.2 million as of October 31, 2010), less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Shanghai Alex New Energy Co., Ltd.  In February 2009, we entered into a fixed price, fixed volume supply agreement with Shanghai Alex New Energy Co., Ltd., or Alex, for the sale and delivery of polysilicon.  Under the agreement, the total amount that may be payable to us is approximately $119.0 million during a ten-year period, subject to product deliveries and other conditions.  Our first delivery of polysilicon products to Alex was due in October 2010.  As we did not make the October 2010 shipment target, we must provide a purchase price adjustment.  Our failure to commence shipments of polysilicon by December 2010 constitutes a material breach by us under the terms of the agreement, among other circumstances.  The average price for polysilicon paid by Alex will decrease gradually over the term of the agreement.  As of September 30, 2010, Alex has paid us cash deposits of $20.0 million as prepayment for future product deliveries.

Upon Alex’s termination of the agreement under certain circumstances, we are required to refund to Alex all prepayments made as of the date of termination, which were $20.0 million as of September 30, 2010, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Hoku Solar

Our goal is to be a leading provider in PV system installations. We plan to continue to focus on designing, engineering and installing turnkey PV systems and related services in Hawaii using solar modules purchased from third-party suppliers.

In addition to continuing to focus on our turnkey solar integration business in the coming fiscal year, we also plan to expand our focus on large-scale PV project development within Hawaii and elsewhere. This effort will be focused on leveraging our solar integration, project management and financing expertise to develop a portfolio of rooftop solar energy facilities and multiple utility-scale PV farms, which would generate solar power for sale to utilities and large industrial customers for use on their grids.

During the three and six months ended September 30, 2010, Hoku Solar recognized an operating profit of $86,000 and $170,000, respectively, from its PV system installations and sale of electricity to the Hawaii State Department of Transportation.

Hoku Fuel Cells

Due to insignificant activity related to our Hoku Fuel Cell business, in September 2010, we elected to discontinue the operations of Hoku Fuel Cells.

Financial Operations Review

During the three and six months ended September 30, 2010, we derived all of our revenue through PV system installation and ancillary services related to Hoku Solar. We expect that all of our revenue will be derived through PV system installations and the sale of electricity until the third quarter of fiscal 2011, when Hoku Materials is expected to generate revenue through the sale of polysilicon manufactured at our planned polysilicon production facility in Pocatello, Idaho.

During the three and six months ended September 30, 2010, our revenue was $1.2 and $2.1 million, respectively, comprised of PV system installations and the sale of electricity.

Consolidated Results of Operations

The following analysis of the unaudited consolidated financial condition and results of operations of Hoku Corporation and its subsidiaries should be read in conjunction with the consolidated financial statements and the related notes thereto in this Quarterly Report on Form 10-Q.

Comparison of Three Months Ended September 30, 2010 and 2009

Revenue. Revenue was $1.2 million for the three months ended September 30, 2010, compared to $1.5 million for the same period in fiscal 2009. Revenue in both periods was primarily comprised of PV system installations and related services.

Cost of  Revenue. Cost of  revenue was $852,000 for the three months ended September 30, 2010, compared to $1.4 million for the same period in fiscal 2009. Cost of revenue primarily consisted of employee compensation and supplies and materials for the PV system installation and related services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $2.3 million for the three months ended September 30, 2010, compared to $1.5 million for the same period in fiscal 2009. The increase of $711,000 was primarily due to electricity usage as we continue to ramp towards the completion of the Polysilicon Plant of $554,000, payroll expense, including stock based compensation, of $258,000 and rent of $73,000.   In addition, the increase in expenses included professional fees of $57,000 and a decrease in the application of direct and indirect costs of $57,000.  These increases were offset by the decreases in compensation to Board Directors of $210,000 and retention payments for officers and other key employees of $70,000.

Interest and Other Income/(Loss). Interest and other loss was $48,000 for the three months ended September 30, 2010 compared to income of $217,000 for the same period in fiscal 2010. Interest and other loss for the three months ended September 30, 2010 was primarily comprised of a foreign currency transaction loss of $70,000 related to Euro-based invoices offset by the reversal of prior accruals for general excise tax reserves due to statute limitations of $22,000. Interest and other income for the three months ended September 30, 2009 was primarily comprised of the reversal of $210,000 in prior accruals for general excise tax reserves due to statute limitations and interest income of $7,000.

Comparison of Six Months Ended September 30, 2010 and 2009

Revenue. Revenue was $2.1 million for the six months ended September 30, 2010, compared to $1.6 million for the same period in fiscal 2009. Revenue in both periods was primarily comprised of PV system installations and related services and sale of electricity to the Hawaii State Department of Transportation.

Cost of Revenue. Cost of revenue was $1.4 million for the six months ended September 30, 2010 and 2009. Cost of revenue primarily consisted of employee compensation and supplies and materials for the PV system installation and related services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $5.5 million for the six months ended September 30, 2010, compared to $2.6 million for the same period in fiscal 2010. The increase of $2.9 million was primarily due to expenditures related to the reactor demonstration, which was completed in April 2010, of $1.3 million, electricity usage as we continue to ramp towards the completion of the Polysilicon Plant of $554,000, and payroll expense, including stock based compensation, of $471,000 and professional fees of $174,000.  In addition, the increase in expenses included a decrease in the application of direct and indirect costs of $161,000, retention and bonus payments for officers and other key employees of $130,000, rent of $128,000, and franchise fees of $85,000.  These increases were offset by the decreases in compensation to Board Directors of $85,000 and marketing expenses of $47,000.

Interest and Other Income. Interest and other income was $138,000 for the six months ended September 30, 2010 compared to interest and other income of $251,000 for the same period in fiscal 2010. Interest and other income for the six months ended September 30, 2010 was primarily comprised of a foreign currency transaction gain of $107,000 related to Euro-based invoices and the reversal of prior accruals for general excise tax reserves due to statute limitations of $31,000. Interest and other income for the six months ended September 30, 2009 was primarily comprised of $210,000 in prior accruals for general excise tax reserves due to statute limitations, the sale of fuel cell equipment of $40,000, and interest income of $20,000.

Liquidity and Capital Resources

We have incurred significant net losses since inception and we have relied on our ability to fund our operations principally through both registered and unregistered offerings of our securities, prepayments on long-term polysilicon contracts, and borrowings under credit agreements. Even if we are successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and our existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), we will still need to seek additional financing to complete our Polysilicon Plant.  As of September 30, 2010, we had cash and cash equivalents on hand of $11.4 million and current liabilities of $44.2 million.

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

As of September 30, 2010, we have funded approximately $338.6 million of our Polysilicon Plant.  We previously estimated the total cost for construction of approximately $410 million; however we have now determined that the total costs will be greater than our previous estimates.  We are not providing an estimate of the increase in the total cost of construction as we are exploring opportunities to integrate advanced technology into our second phase, when we increase our capacity from 2,500 metric tons to 4,000 metric tons per year, and are negotiating with vendors to determine the related costs.  In addition, with respect to our 2,500 metric tons facility, we are unable to provide an estimate on the remaining amount of financing we will need to complete this phase by the end of this calendar year, as we will have and will continue to pre-invest in equipment and facilities that will be required to support our expansion to 4,000 metric tons.  This pre-investment allows us to save costs in the construction of our 4,000 metric ton per year plant, but makes it difficult to estimate the amount we will need to reach partial commercial operations.  However, as of October 31, 2010, we expect to complete the construction of the 2,500 metric ton per year plant, or Phase I, through the use of our available cash and the expected receipt of the remaining $13 million of the $29 million credit agreement with China Construction Bank – Singapore, upon the issuance of a standby letter of credit drawn by Tianwei.  Tianwei has agreed to use its reasonable best efforts to assist us in obtaining additional financing for any additional construction costs necessary to complete Phase I, for working capital needs and to purchase polysilicon from third-parties to meet our upcoming commitments.

Once Phase I is completed, we expect to receive an additional $8.2 million in customer prepayments from our existing customers upon reaching certain polysilicon milestones.  We expect to use the prepayments to help fund the construction costs to ramp-up to polysilicon production of 4,000 metric tons per year.  We plan on raising the remaining costs to complete our Polysilicon Plant and working capital needs through debt and/or equity offerings and possibly prepayments from new customer contracts.  Tianwei has also agreed to use its reasonable best efforts to assist us in obtaining additional financing that may be required by us to construct and operate the Polysilicon Plant. There is no guarantee that we will be able to obtain additional financing in terms acceptable to us or at all, even with the assistance of Tianwei.  Furthermore, any significant increase in the cost to complete the Polysilicon Plant could have a material adverse effect on our business, financial condition and results of operations.

The additional capital we have secured during fiscal year 2011 has enabled us to settle accounts payables and accrued capital expenditures, and is providing us with the necessary capital to sustain operations.  In addition, we are reserving adequate funding for the purchase of third-party polysilicon to meet our contractual obligations with our polysilicon customers, beginning in December 2010, and for interest and other financing costs related to our loans.   However, the amount we have secured is not sufficient to complete construction of the Polysilicon Plant, and should there be delays in securing additional financing, we may need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  If we are unable to secure additional financing or structure credit terms with our vendors, we would also need to curtail construction of the polysilicon production facility in the fourth quarter of calendar year 2010.  If we have to curtail construction, our excess capital would primarily be used to reduce our current liabilities, purchase of third-party polysilicon and for working capital needs.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $2.8 million and $2.7 million for the six months ended September 30, 2010 and 2009, respectively. Net cash used in operating activities for the six months ended September 30, 2010 primarily reflects the net loss of $4.6 million which resulted in a cash deficit of $3.9 million when adjusted for noncash operating activities.  The cash deficit was offset by net cash inflows from working capital of $1.1 million, primarily from decreases in other current assets and increases in accounts payable and accrued operating expenditures and deferred revenue.  In comparison, net cash used in operating activities for the six months ended September 30, 2009 reflected a net loss of $2.2 million or a cash deficit of $1.6 million when adjusted for noncash operating activities and net cash outflows of $1.1 million primarily due to the decrease in accounts payable and accrued operating expenditures and deferred revenue.

We had working capital deficits of $30.9 million, $25.0 million and $20.3 million as of September 30, 2010, March 31, 2010 and March 31, 2009, respectively.  The increasing working capital deficits reflect the increased deployment of funds to construct the Polysilicon Plant in Idaho and our net losses.  In addition, $15.3 million and $11.1 million of deposits from long-term polysilicon contracts were classified as short-term liabilities as of September 30, 2010 and March 31, 2010, respectively, to reflect the prepayments that apply to the product deliveries that are scheduled to ship within one year.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $73.2 million for the six months ended September 30, 2010, compared to $40.2 million for the same period in fiscal 2010. The net cash used in investing activities in both periods was related to the continuing construction of  the Polysilicon Plant.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $80.4 million for the six months ended September 30, 2010, compared to $34.6 million for the same period in fiscal 2010. The net cash provided by financing activities during the three months ended September 30, 2010 was primarily due to loan proceeds from China Construction Bank of $28.3 million, loan proceeds received from China Merchants Bank of $45.0 million and deposits received under polysilicon supply agreements of $9.9 million, offset by cash distributions to the minority investor of Hoku Solar Power I of $2.7 million.  The net cash provided by financing activities during the  six months ended September 30, 2009 was due to deposits received under polysilicon supply agreements of $31.0 million and cash contributions from the minority investor of Hoku Solar Power I of $3.6 million.

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

We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts.  We previously estimated the total cost for construction of approximately $410 million; however we have now determined that the total costs will be greater than our previous estimates.  We are not providing an estimate of the increase in the total cost of construction as we are exploring opportunities to integrate advanced technology into our second phase, when we increase our capacity from 2,500 metric tons to 4,000 metric tons per year, and are negotiating with vendors to determine the related costs.  In addition, with respect to our 2,500 metric tons facility, we are unable to provide an estimate on the remaining amount of financing we will need to complete this phase by the end of this calendar year, as we will have and will continue to pre-invest in equipment and facilities that will be required to support our expansion to 4,000 metric tons.  This pre-investment allows us to save costs in the construction of our 4,000 metric ton per year plant, but makes it difficult to estimate the amount we will need to reach partial commercial operations.  However, as of October 31, 2010, we expect to complete the construction of the 2,500 metric ton per year plant, or Phase I, through the use of our available cash and the expected receipt of the remaining $13 million of the $29 million credit agreement with China Construction Bank – Singapore, upon the issuance of a standby letter of credit drawn by Tianwei.  Tianwei has agreed to use its reasonable best efforts to assist us in obtaining additional financing for any additional construction costs necessary to complete Phase I, for working capital needs and to purchase polysilicon from third-parties to meet our upcoming commitments.

Once Phase I is completed, we expect to receive an additional $8.2 million in customer prepayments from our existing customers upon reaching certain polysilicon milestones.  We expect to use the prepayments to help fund the construction costs to ramp-up to polysilicon production of 4,000 metric tons per year.  We plan on raising the remaining costs to complete our Polysilicon Plant and working capital needs through debt and/or equity offerings and possibly prepayments from new customer contracts. There is no guarantee that we will be able to obtain additional financing in terms acceptable to us or at all, even with the assistance of Tianwei.  Furthermore, any significant increase in the cost to complete the Polysilicon Plant could have a material adverse effect on our business, financial condition and results of operations.

Tianwei has agreed to use its reasonable best efforts to assist us in obtaining additional financing that may be required by us to construct and operate the Polysilicon Plant.  However, Tianwei has advised us that it expects to receive fair compensation for their continuing financing services.  We anticipate that this compensation, if any, will be in the form of equity and it could have material dilutive effect on our stockholders.  We are presently exploring what would constitute fair compensation.  We cannot be certain that we will reach an agreement with Tianwei regarding the appropriate compensation for Tianwei which could affect Tianwei's willingness to continue to assist us in obtaining necessary additional financing.

We are reserving adequate funding for the purchase of third-party polysilicon to meet our contractual obligations with our polysilicon customers, beginning in December 2010, and for interest and other financing costs related to our loans.   However, the amount we have secured is not sufficient to complete construction of the Polysilicon Plant, and should there be delays in securing additional financing, we may need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  If we are unable to secure additional financing or structure credit terms with our vendors, we would also need to curtail construction of the polysilicon production facility in the fourth quarter of calendar year 2010.  If we have to curtail construction, our excess capital would primarily be used to reduce our current liabilities, purchase of third-party polysilicon and for working capital needs.

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

Contractual Obligations

The following table summarizes the contractual obligations that existed as of September 30, 2010. The amounts in the table below do not include time and materials contracts and incentive payments. In addition, the GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. contract for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors is to be paid in Euros and the contractual obligation is determined based on the Euro/U.S. dollar exchange rate, which was $1.36095/Euro as of September 30, 2010.

Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Construction in progress	$11,107	$11,107	$—	$—	$—
Equipment purchases	19,103	19,103	—	—	—
Supply purchases	71,758	19,436	42,443	9,879	—
Leases	287	184	103	—	—
Deposits – Hoku Materials	136,900	15,342	46,514	24,581	50,463

Total	$239,155	$65,172	$89,060	$34,460	$50,463

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

Stone & Webster, Inc. In August 2007, we entered into an Engineering, Procurement and Construction Management Contract with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering, procurement, and construction management services for the construction of the Polysilicon Plant, which was amended in October 2007 by Change Order No. 1, again in April 2008 by Change Order No. 2, and again in February 2009 by Change Order No. 3, or collectively, the S&W Engineering Agreement. Under the S&W Engineering Agreement, S&W would provide all engineering and procurement services necessary to complete the design and planning for construction of the Project. S&W is to be paid on a time and materials basis plus a fee for its services and incentives if certain schedule and cost targets are met. The target cost for the services to be provided under the S&W Engineering Agreement is $50.0 million; however, we believe that we could incur up to $60.0 million in costs.

We suspended all work under the Engineering Agreement in July 2009.  In February 2010, we and S&W agreed to Change Order No. 4 under the Engineering Agreement, or Change Order No. 4, to, among other things: (i) have S&W immediately resume engineering work upon payment  of $1.0 million in March 2010 toward a past due invoice with the remaining balance of $797,000 to be paid in two increments within sixty days thereafter; (ii) extend our payment terms for S&W’s future invoices for work under Change Order No. 4; (iii) waive any right that we may have had to payment of liquidated damages had S&W failed to achieve any previously scheduled project milestone dates; (iv) waive any and all interest, fees, and expenses that we may have owed to S&W related to our outstanding past due balance of $1.8 million; and (v) reduce the fees and payroll burdens and overhead rates at which we would pay S&W for its services going forward.  In March, April, and May 2010, we paid all amounts due to S&W in accordance with Change Order No. 4.

During the six months ended September 30, 2010, we made payments to S&W of $2.9 million, and as of September 30, 2010, we had paid S&W an aggregate amount of $49.6 million.

JH Kelly LLC. In August 2007, we entered into a Cost Plus Incentive Contract with JH Kelly LLC, or JH Kelly, for construction services for the construction of the Polysilicon Plant, which was amended in October 2007, by Change Order No. 1, and again in April 2008 by Change Order No. 2, again in March 2009 by Change Order No. 3, again in September 2009 by Change Order No. 4, and again in August 2010 by Change Order No. 5, which are collectively the JH Kelly Construction Agreement. Under the JH Kelly Construction Agreement, JH Kelly agreed to provide the construction services as our general contractor for the construction of the Polysilicon Plant with a production capacity of 4,000 metric tons per year. The target cost for the services to be provided under the JH Kelly Construction Agreement is $165.0 million, including up to $5.0 million of incentives that may be payable.

Pursuant to Change Order No. 5, we agreed among other things: (i) to change the date to complete construction for Partial Commercial Operation, or PCO (including the Schedule Incentive Completion Dates as amended and restated in Change Order Numbers 3 and 4) on or before December 31, 2010 for schedule and bonus purposes, (ii) that JH Kelly will use best efforts to attain PCO by that date with incremental funding from us in the amount of $55.8 million, (iii) that JH Kelly will aim to complete certain monthly milestones for the project for the period August 1, 2010 through December 31, 2010, (iv) that JH Kelly successfully completed and earned its $1.5 million bonus for the preliminary reactor installation, which will be paid in $375,000 increments tied to completion of the monthly milestones, and (v) that on or before August 31, 2010, Tianwei New Energy Holdings Co., Ltd. or we will secure a standby letter of credit in the amount of $20.0 million for the benefit of JH Kelly to provide a greater degree of certainty and security with respect to payment for the work.

In addition, the parties acknowledged that JH Kelly previously commenced hiring additional personnel and 300 personnel were on-site.  Furthermore, we agreed to hire a qualified independent engineer, or IE, to help the parties assess progress of the work through PCO.  JH Kelly agreed to continue to provide monthly billings based on forecasted cost and manpower levels relative to the monthly milestones.  We agreed to pay the monthly billings, starting in September 2010, within 10 days of achievement of the milestones for that month.  If we or the IE determines that a monthly milestone for a particular unit(s) has not been met, we may withhold the monthly payment on that unmet milestone(s) until it is deemed complete by Owner or the IE.  Upon the milestone(s) being deemed complete by us or the IE, we will remit payment for the withheld milestone in the next monthly billing cycle.

During the six months ended September 30, 2010, we made payments to JH Kelly of $34.3 million, and as of September 30, 2010, we paid JH Kelly an aggregate amount of $103.2 million.

Dynamic Engineering Inc. In October 2007, we entered into an agreement with Dynamic Engineering Inc., or Dynamic, for design and engineering services, and a related technology license for the process to produce and purify trichlorosilane, or TCS. Under the agreement with Dynamic, or the Dynamic Agreement, Dynamic is obligated to design and engineer a TCS production facility that is capable of producing 20,000 metric tons of TCS for the Polysilicon Plant. The TCS production facility is to be integrated by S&W into the overall Polysilicon Plant, and will be constructed by JH Kelly. Under the Dynamic Agreement, Dynamic's engineering services are provided and invoiced on a time and materials basis, and the license fee will be calculated upon the successful completion of the TCS production facility, and demonstration of certain TCS purity and production efficiency capabilities. The maximum aggregate amount that we may pay Dynamic for the engineering services and the technology license is $12.5 million, which includes an incentive for Dynamic to complete the engineering services under budget. Dynamic is guaranteeing the quantity and purity of the TCS to be produced at the completed facility, and has agreed to indemnify us for any third-party claims of intellectual property infringement.

During the six months ended  September 30, 2010, we made payments to Dynamic of  $1.9 million, and as of September 30, 2010, we had paid Dynamic an aggregate amount of $8.4 million.

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

In January 2009, we received the first shipment of six hydrogen reduction reactors, three hydrogenation reactors, and related equipment from GEC and MSA, at the Polysilicon Plant, and all of these polysilicon reactors have been assembled and put into place on the Polysilicon Plant’s production floor. The reactors were the first units to arrive in Pocatello out of a planned total order of 28. The next set of 10 polysilicon reactors and related equipment has been manufactured, and was shipped to the Polysilicon Plant after we paid an additional 3.3 million Euros or $4.3 million (based on the Euro/U.S. dollar exchange rate which was $1.312 on the date of payment). We are in discussions with GEC to purchase 12 additional reactors necessary for our planned annual capacity of 4,000 metric tons of polysilicon.  The cost of these additional reactors is not expected to be greater than 20.9 million Euros, or $28.4 million (based on the Euro/U.S. dollar exchange rate, which was $1.361 as of September 30, 2010).

During the six months ended September 30, 2010, we made payments to GEC and MSA of 3.3 million Euros or $4.3 million, and as of September 30, 2010, we paid GEC and MSA an aggregate amount of 19.0 million Euros or $26.7 million.

Idaho Power Company. We entered into an agreement with Idaho Power Company, or Idaho Power, to complete the construction of the electric substation to provide power for the Polysilicon Plant, or the Idaho Power Agreement.  As of September 30, 2010, we had paid an aggregate amount of $18.0 million to Idaho Power. The electric substation was completed in August 2009, and we were able to use its power during our polysilicon product demonstration in April 2010.

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

During the six months ended September 30, 2010, we made payments to AEG of $2.5 million, and as of September 30, 2010, we had paid AEG an aggregate amount of $9.7 million.

Polymet Alloys, Inc. In November 2008, we entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal for use the Project. In May 2009, we entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  The term of the Amended Polymet Agreement is three years, commencing in calendar year 2011. Each year during the term of the Amended Polymet Agreement, Polymet has agreed to sell to us, and we have agreed to purchase from Polymet, no less than 65% of our annual silicon metal requirement.  Pricing is to be negotiated for each year of the Amended Polymet Agreement; however, if the parties are unable to agree on pricing for any year, or we have agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom we may seek to purchase silicon metal.  Either party may also terminate the Amended Polymet Agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of September 30, 2010, we had not made any payments to Polymet.

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

During the six months ended September 30, 2010, we made payments to PVA of $1.0 million, and as of September 30, 2010, we had paid PVA an aggregate amount of $3.9 million.

BHS Acquisitions, LLC. In November 2008, we entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, for use in the Polysilicon Plant. The term of the agreement is eight years beginning on the date on which the first shipment of product is delivered to us. Each year during the term of the agreement, BHS has agreed to sell to us, and we have agreed to purchase from BHS, specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are scheduled to begin within four months after we provide written notice to BHS, and the aggregate net value of the HCl to be purchased by us under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of September 30, 2010, we had not provided notice to BHS to commence shipments, and had not made any payments to BHS.

Evonik Degussa Corporation.  In March 2010, we entered into an agreement with Evonik Degussa Corporation, or Evonik, for the supply of trichlorosilane, or TCS, for use in the manufacturing of polysilicon for a term of approximately one year ending in February 2011. Evonik has agreed to sell to us a minimum quantity of TCS during the initial term of the agreement.  Pricing is fixed based on the quantity supplied in each calendar month and based on our frequency of payment.  Pursuant to the agreement, Evonik is required to provide a minimum amount of TCS per calendar month, and it will use commercially reasonable efforts to provide additional quantities that we may request in addition to the monthly minimum amount.  In April 2010, we paid Evonik a $100,000 deposit for the ISO containers that will transport the TCS to our facility in Pocatello, Idaho. We expect to receive delivery of TCS in the third quarter of fiscal 2011.

Evonik will return our deposit upon expiration of the initial term and completion of our obligations under the Agreement.  The aggregate net value of the TCS to be purchased under the Agreement during the initial term is approximately $12.0 million.

During the six months ended September 30, 2010, we paid $100,000 to Evonik for the container deposit, and as of September 30, 2010, we had paid Evonik an aggregate of $100,000 related to the sales agreement.

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

We apply the percentage-of-completion method of revenue recognition for our PV system contracts for which we can make reasonably dependable estimates of costs.  Under the percentage of completion method, revenue and related costs are deferred and subsequently recognized based on the progress of the installation and an estimate of remaining costs to complete the installation. We recognize revenue under the completed contract method, in which revenue and related costs are deferred and then subsequently recognized only upon completion of the contract, for all contracts for which reasonably dependable estimates of costs are not available.

We entered the PV system installation business in fiscal year 2008.  Prior to April 1, 2010, due to the short period of time we were in the PV system installation business, we did not have the historical experience or the procedures in place to develop reasonably dependable estimates of costs and therefore utilized the completed contract method to record revenue for PV contracts.  Subsequent to this start up period, we have developed history and reliable processes and procedures of projecting and tracking contract fulfillment costs, in order to develop reasonably dependable estimates, which is required to use the percentage-of-completion method.  In applying the percentage-of-completion method, we determine the percentage of contract completion on the basis of engineering, labor, subcontractor and other installation costs and exclude material and other non-installation contract costs which are not considered the primary cost determinants in measuring the progress of the PV system contract.  Revenue and related costs are recognized ratably based on the completion of each project and the then current estimate of remaining costs required to complete the project.

We will continue to recognize revenue under the completed contract method for PV installations in-progress prior to or as of March 31, 2010.

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

Accounting for the Impairment or Disposal of Long Lived Assets.  As of September 30, 2010, primarily all of our long lived assets relate to the construction-in-progress of our polysilicon plant and PV systems. In accounting for long-lived assets, we must make estimates about the expected useful lives of the assets, the expected residual values of the assets and the potential for impairment based on the fair value of the assets and the cash flows they generate.

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

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, auction instruments, corporate and government bonds and certificates of deposit. These investments are generally short-term in nature and highly liquid.  As of September 30, 2010, we did not maintain any short-term investments.  Our cash and cash equivalents as of September 30, 2010 were $11.4 million.

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

As of September 30, 2010, we had cash and cash equivalents on hand of $11.4 million and current liabilities of $44.2 million. Cash used in operations was approximately $2.8 million for the six months ended September 30, 2010.

We will need additional financing to complete the construction of the Polysilicon Plant, and should there be delays in securing additional financing, we will need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  Reduction of expenditures could have a material adverse effect on our business. If we are unable to secure additional financing or structure credit terms with our vendors that are favorable to us, based on the current level of capital available to us, including the recently secured $29 million credit agreement with China Construction Bank, we may need to curtail construction of the Polysilicon Plant.  If we elect to curtail construction, we would not be able to produce our own polysilicon to meet the delivery requirements under certain or our polysilicon supply agreements.   In order to keep from breaching these contracts we anticipate needing to purchase polysilicon from third parties for delivery in December 2010 under our polysilicon supply agreements.

The amount and timing of our future capital needs depend on many factors, including the timing of our polysilicon plant development efforts, and the amount and timing of any revenues we are able to generate. Given our current business strategy, however, we will need to secure additional financing in order to complete construction of our Polysilicon Plant.

We have already modified payment terms in purchase orders with some of our vendors, and are in negotiations with other vendors, to structure payment plans for amounts past due and to be invoiced in the future. In the event we are unable to meet our obligations under payment plans and other agreements, we will have to ask our vendors to forebear from enforcing one or more of their rights under their respective agreements.  There are no assurances that any of our vendors will agree to forebear or otherwise make any concessions under their respective agreements.  If any of our vendors seek to enforce our obligations under these agreements that we are unable to perform, which could include asserting and/or foreclosing on materialman’s and laborer’s liens on the Pocatello Plant, or taking other legal action, it could materially harm our business, financial condition and results of operations and we may be forced to delay, alter or abandon our planned polysilicon business operations, which could have a material adverse effect on our business.

We need additional financing to complete the construction and equip the Polysilicon Plant to complete the construction of the Polysilicon Plant, and we may be unable to raise this amount of capital on favorable terms or at all.

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

We previously estimated the total cost for construction of approximately $410 million; however we have now determined that the total costs will be greater than our previous estimates.  We are not providing an estimate of the increase in the total cost of construction as we are exploring opportunities to integrate advanced technology into our second phase, when we increase our capacity from 2,500 metric tons to 4,000 metric tons per year, and are negotiating with vendors to determine the related costs.  In addition, with respect to our 2,500 metric tons facility, we are unable to provide an estimate on the remaining amount of financing we will need to complete this phase by the end of this calendar year, as we will have and will continue to pre-invest in equipment and facilities that will be required to support our expansion to 4,000 metric tons.  This pre-investment allows us to save costs in the construction of our 4,000 metric ton per year plant, but makes it difficult to estimate the amount we will need to reach partial commercial operations.  However, as of October 31, 2010, we expect to complete the construction of the 2,500 metric ton per year plant, or Phase I, through the use of our available cash and the expected receipt of the remaining $13 million of the $29 million credit agreement with China Construction Bank – Singapore, upon the issuance of a standby letter of credit drawn by Tianwei.  Tianwei has agreed to use its reasonable best efforts to assist us in obtaining additional financing for any additional construction costs necessary to complete Phase I, for working capital needs and to purchase polysilicon from third-parties to meet our upcoming commitments.

Between May and October 2010, we entered into five credits agreements with the New York branch of China Merchants Bank Co., Ltd. for $20.0 million, $10.0 million, $5.0 million, $10.0 million, and $13.0 respectively.  In June and October 2010, we entered into a $28.3 million credit agreement with the New York branch of China Construction Bank and a $29.0 million credit agreement with the Singapore branch of China Construction Bank, respectively.   We received $16 million of the loan from the Singapore branch and Tianwei has informed us that it intends to issue an additional standby letter of credit for the remaining amount. We are also expecting an additional $8.2 million in customer prepayments from our existing customers.  We will need an additional capital to complete the construction. We plan on raising this money through one or more subsequent debt and/or equity offerings and possibly prepayments from new customer contracts.  We cannot be certain that we will be able to obtain equity or debt financing in time to enable us to meet our current construction schedule, on terms acceptable to us, or at all, even with the assistance of Tianwei.

Tianwei has agreed to use its reasonable best efforts to assist us in obtaining additional financing that may be required by us to construct and operate the Polysilicon Plant.  However, Tianwei has advised us that it expects to receive fair compensation for their continuing financing services.  We anticipate that this compensation, if any, will be in the form of equity and it could have material dilutive effect on our stockholders.  We are presently exploring what would constitute fair compensation.  We cannot be certain that we will reach an agreement with Tianwei regarding the appropriate compensation for Tianwei which could affect Tianwei's willingness to continue to assist us in obtaining necessary additional financing.

We have experienced delays in the receipt of customer prepayments from certain of our long-term polysilicon supply customers. If we experience further delays in receipt of these payments, receive reduced payments, or fail to receive any of them entirely, we could experience delays in our ability to continue the engineering and construction of the Polysilicon Plant in order to deliver polysilicon within the time periods specified in our customer supply contracts, which could materially harm our business. Even if we receive these prepayments on time and in the amounts agreed upon, the actual costs to engineer and construct the Polysilicon Plant could exceed our estimates, and we may be unable to raise any additional funding required to pay for any such added costs.  If we are unable to meet our customer commitments, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

The actual cost to construct and equip our planned polysilicon production facility may be significantly higher than our estimated cost.

We previously estimated the total cost for construction of approximately $410 million; however we have now determined that the total costs will be greater than our previous estimates.  We are not providing an estimate of the increase in the total cost of construction as we are exploring opportunities to integrate advanced technology into our second phase, when we increase our capacity from 2,500 metric tons to 4,000 metric tons per year, and are negotiating with vendors to determine the related costs.  In addition, with respect to our 2,500 metric tons facility, we are unable to provide an estimate on the remaining amount of financing we will need to complete this phase by the end of this calendar year, as we will have and will continue to pre-invest in equipment and facilities that will be required to support our expansion to 4,000 metric tons.  This pre-investment allows us to save costs in the construction of our 4,000 metric ton per year plant, but makes it difficult to estimate the amount we will need to reach partial commercial operations.  However, changes in construction costs resulting from increased demand, modifications in construction timelines, changes in our design, and other factors could cause our actual cost to significantly exceed our estimate.  If the actual cost is significantly higher than we estimate, it could materially and adversely affect our ability to raise capital, to complete the Polysilicon Plant on schedule or at all, and could materially harm our business, financial condition and results of operations and we may be forced to delay, alter or abandon our planned business operations.

Any slowdown of construction and procurement at the Polysilicon Plant increases the risk that we will not meet certain construction and delivery milestones in our long-term polysilicon supply contracts.  Failure to meet our construction and delivery milestones could cause one or more of our customers to terminate one or more of our polysilicon supply contracts and exercise their right to seek a refund of any prepayments made as of the date of termination.  Any such termination could have a material adverse effect on our financial condition and results of operations.

We will be required to procure third party polysilicon to meet our contractual delivery requirements in December 2010.  If we are unable to secure adequate quantities of solar-grade polysilicon on favorable terms by December 2010 and at the times needed, certain agreements could be terminated and our business will be materially harmed.

In the event that we do not secure additional financing or there are delays in securing financing and construction is curtailed, we will be required to procure third party polysilicon to meet our contractual delivery requirements.  If we are unable to secure adequate quantities of solar-grade polysilicon on favorable terms by December 2010 and at the times needed, certain agreements could be terminated and our business will be materially harmed. There are no assurances that we will be able to secure solar-grade polysilicon at the time and in the amounts needed on favorable terms. As we will be required to procure third-party polysilicon in the open market, our cost to purchase polysilicon could be in excess of our contractual sales prices and could result in losses or minimal or no profit at all. If we are unable to secure polysilicon on favorable terms and at the times needed, our business, financial condition and results of operations will be materially harmed.

We have a limited operating history and, in fiscal 2007, we decided to enter the photovoltaic system installation and polysilicon markets and to redirect efforts and resources that were historically directed toward the fuel cell market. If we are unable to generate significant revenue from our photovoltaic system installations and polysilicon segments, our business will be materially harmed.

We were incorporated in March 2001 and have a limited operating history. We have cumulative net losses since our inception through September 30, 2010. In fiscal 2007, we announced a change in our main business and our intention to form a polysilicon business through our subsidiary, Hoku Materials, and a photovoltaic, or PV, system installation business through our subsidiary Hoku Solar. The polysilicon business includes developing production capabilities for, and the eventual production of polysilicon. The PV systems installation business includes the design, engineering, procurement and installation of turnkey PV systems for residential and commercial customers.

We have no prior experience in the polysilicon business. In order to be successful, we are devoting substantial management time and energy and significant capital resources to develop this new business, including the construction of the Polysilicon Plant. We commenced construction in May 2007, and we produced our first product at our production demonstration in April 2010. We expect to begin commercial production of polysilicon beginning in the first quarter of fiscal year 2011, with full-scale production in the first half of calendar year 2011; however, there are no assurances that this schedule will not need to be further modified. We may need to purchase polysilicon from third parties in order to meet delivery schedules in order to avoid termination of one or more of our customer supply contracts.  In addition, delays in polysilicon shipments could result in the termination of a customer supply contract, which could require us to refund substantial amounts of prepayments made to us for future product deliveries. We have encountered, and expect that we will continue to encounter, significant challenges relating to our entry into the polysilicon industry and changes in that industry, including potentially significant increases in polysilicon supply and falling polysilicon prices. If we are unable to address these risks and other risks successfully, our business, financial condition and results of operations will be materially and adversely affected.

If any of our project engineering, construction, or key equipment vendors are late in providing their contract deliverables, we may be unable to complete the construction of the Polysilicon Plant and begin commercial shipments in the second quarter of calendar year 2011, or at all, which could materially harm our business.

We have contracts with Stone & Webster, Inc. JH Kelly, LLC, GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., AEG Power Solutions USA Inc., formerly known as Saft Power Systems USA, Inc., PVA Tepla Danmark, Polymet Alloys, Inc., BHS Acquisitions, LLC, Evonik Degussa Corporation, and our other vendors, contractors and consultants who are providing key services, equipment, and supplies for the engineering and construction of the Polysilicon Plant. If we experience delays in the performance or delivery of the services, equipment, and goods under these respective agreements, we may be unable to commence production of polysilicon in the first quarter of calendar year 2011, with full-scale production in the first half of calendar year 2011, or deliver the volume of polysilicon that is required under our polysilicon supply agreements. If we are unable to meet these scheduling goals, our business, financial condition and results of operations will be materially and adversely affected.

If we are unable to secure adequate quantities of trichlorosilane on favorable terms and at the times needed, our business will be materially harmed.

We have decided to defer approximately $40.0 million in capital expenditures by delaying construction of our on-site trichlorosilane, or TCS, production facility.  TCS is needed to produce polysilicon.  We have received shipments of small volumes of TCS from two suppliers for our initial polysilicon production, and are in discussions to procure TCS with various third parties.  We are in discussions with these third-party TCS producers for higher volume TCS supply contracts to enable us to execute this strategy. There are no assurances that we will be able to secure adequate TCS at the time and in the amounts required on favorable terms, or at all.  Failure to do so may prevent us from meeting certain milestones in our customer contracts or to meet our customer supply commitments and our business, financial condition and results of operations will be materially harmed.

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

If any of these events occur, they could result in an excess supply of solar-grade polysilicon and could suppress market prices for solar-grade polysilicon. Any such suppression of market prices for polysilicon would affect the price which we could expect to receive in selling our polysilicon in the spot market and could provide our customers with incentives to reconsider or renegotiate their long-term supply contracts with us to the extent the polysilicon deliverable under those contracts is priced above prevailing market prices. During fiscal year 2010, spot market prices of polysilicon decreased dramatically with an increase in supply, and further price declines are possible in fiscal 2011 as additional supply is forecasted to enter the market.  Further decreases in demand and polysilicon prices could materially harm our business, financial condition and results of operations.

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

Pursuant to our amended supply agreements with Suntech, Solarfun, Jinko, Tianwei, Solargiga and Alex, as of September 30, 2010 we have received prepayments for future product deliveries of $2.0 million, $49.0 million, $20.0 million, $29.0 million, $16.9 million, and $20.0 million, respectively, for an aggregate amount of $136.9 million.  We received an additional $3.3 million from Solargiga in October 2010.  In addition, our customers have agreed to make additional prepayments of $8.2 million in conjunction with polysilicon deliveries.  Our amended supply agreements contain production and delivery milestones that, if not met, allow the counterparty to terminate the applicable amended supply agreement and require us to refund any prepayments received under that amended supply agreement.  To the extent any amended supply agreement is terminated, we will not receive any further prepayments from the counterparty.  In addition, our prior failures to meet performance requirements and other obligations under our supply agreements have required us to renegotiate our supply agreements, which have resulted in new terms and conditions that increase our obligations or decrease the economic benefit of the supply agreement to us.

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

Hoku Materials generated $11,000 in operating revenue, and we recently discontinued Hoku Fuel Cells.  Most of our revenue presently is generated by Hoku Solar and our PV system installation activities.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. In May 2007, we commenced construction of the Polysilicon Plant. Construction of the Polysilicon Plant and the operation of our polysilicon manufacturing and PV system installation businesses will involve substantial changes to our operations and will require us to increase our international activities; hire and train additional financial and accounting personnel; make substantial investments in our engineering, logistics, financial and information systems, including implementing new enterprise-level transaction processing, operational, financial and accounting management information systems, procedures and controls. In connection with the planned increased scale of our polysilicon manufacturing and PV system installation businesses and our implementation of new operational and financial management information systems to accommodate these businesses, we expect to engage in a process of documenting, reviewing and improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act, which requires an annual assessment by management on the effectiveness of our internal control over financial reporting. We conduct annual testing of our internal controls in connection with the Section 404 requirements and, as part of that documentation and testing, we may identify areas for further attention and improvement. Implementing any appropriate changes to our internal controls may entail substantial costs in order to modify our existing accounting systems and may take a significant period of time to complete, which may distract our officers, directors and employees from the operation of our business. Further, we may encounter difficulties assimilating or integrating the internal controls, disclosure controls and IT infrastructure of the businesses that we may acquire in the future. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements may seriously affect our stock price.

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

Most of the materials we use in our PV system installation business must be delivered via air or sea. Hawaii has a large union presence and has historically experienced labor disputes, including dockworker strikes, which could prevent or delay cargo shipments. Any future dispute that delays shipments via air or sea could prevent us from procuring or installing our turnkey PV systems in time to meet our customers’ requirements, or might require us to seek alternative and more expensive freight forwarders or contract manufacturers, which could increase our expenses and/or impact the timing of revenue recognition.

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

The price of conventional energy can affect the demand for alternative energy solutions such as solar. Fluctuations in economic and market conditions that impact the prices of conventional and non-solar renewable energy sources could cause the demand for solar energy systems to decline, which would have a negative impact on our business. Reduction in prices for oil and other fossil fuels and utility electric rates could also have a negative effect on our PV system installation and polysilicon production businesses.

Conversely, our polysilicon manufacturing process uses significant amounts of electric energy.  High energy prices, therefore, could increase our production costs, and increases in the cost of electricity could reduce our margins.  Although we have entered into a long term contract with Idaho Power to supply electric power to the Polysilicon Plant at a fixed rate, the Idaho Public Utilities Commission can change the rate under certain circumstances.  Should this happen, substantial increases in our electricity costs could have a material adverse effect on our business, financial condition and results of operations.

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

We have received the air permit and storm water prevention permit that are necessary to begin construction of the Polysilicon Plant; however, we need to apply for additional permits with federal, state and local authorities, including the Polysilicon Plant when construction is complete. The government regulatory process is lengthy and unpredictable and delays could cause additional expense and increase our construction costs. In addition, we could be required to change our construction plans in order receive the required permits and such changes could also result in additional expense and delay. Any delay in completion of construction could result in us failing to meet our delivery deadlines under our supply agreements and give the other parties to these agreements the right to terminate the agreements.

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

Our stock price is volatile and between April 1, 2010 and September 30, 2010, our stock had low and high sales prices in the range of $2.37 to $3.78 per share. During fiscal 2010, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1	Credit Agreement, dated August 16, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch	8-K	000-51458	10.123	8/19/10

10.2	Credit Agreement, dated August 26, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.124	8/30/10

10.3	Reimbursement Agreement, dated August 26, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.125	8/30/10

10.4	Credit Agreement, dated September 16, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.126	9/17/10

10.5	Reimbursement Agreement, dated September 16, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.127	9/17/10

10.6	Credit Agreement, dated October 8, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.128	10/12/10

10.7	Reimbursement Agreement, dated October 8, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.129	10/12/10

10.8	Credit Agreement, dated October 18, 2010, between Hoku Corporation and China Construction Bank, Singapore Branch.	8-K	000-51458	10.130	10/20/10

10.9	Reimbursement Agreement, dated October 18, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.131	10/20/10

10.10	Change Order No. 5 dated August 17, 2010 between Hoku Corporation and JH Kelly, LLC.					*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1#	Form 10-K Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

32.2#	Form 10-K Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

††	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2010.

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

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1	Credit Agreement, dated August 16, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch	8-K	000-51458	10.123	8/19/10

10.2	Credit Agreement, dated August 26, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.124	8/30/10

10.3	Reimbursement Agreement, dated August 26, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.125	8/30/10

10.4	Credit Agreement, dated September 16, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.126	9/17/10

10.5	Reimbursement Agreement, dated September 16, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.127	9/17/10

10.6	Credit Agreement, dated October 8, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.128	10/12/10

10.7	Reimbursement Agreement, dated October 8, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.129	10/12/10

10.8	Credit Agreement, dated October 18, 2010, between Hoku Corporation and China Construction Bank, Singapore Branch.	8-K	000-51458	10.130	10/20/10

10.9	Reimbursement Agreement, dated October 18, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.131	10/20/10

10.10	Change Order No. 5 dated August 17, 2010 between Hoku Corporation and JH Kelly, LLC.					*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1#	Form 10-K Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

32.2#	Form 10-K Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

††	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

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