Form 10-Q
period 2010-12-31
Hoku Corp
filed 2011-02-14
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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

Common Stock, par value $0.001 per share, outstanding as of January 15, 2011: 55,043,254

HOKU CORPORATION
FORM 10-Q
For the Quarterly Period Ended December 31, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

HOKU CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31, 2010	March 31, 2010
Assets
Cash and cash equivalents	$10,249	$6,962
Accounts receivable	800	249
Inventory	661	894
Costs of uncompleted contracts	437	93
Other current assets	309	856
Total current assets	12,456	9,054

Deferred cost of debt financing	922	1,175
Property, plant and equipment, net	442,898	287,975

Total assets	$456,276	$298,204

Liabilities and Equity
Accounts payable and accrued liabilities	$32,008	$22,660
Deferred revenue	65	6
Deposits – Hoku Materials	16,194	11,134
Other current liabilities	211	204
Total current liabilities	48,478	34,004

Notes payable, net	182,819	37,709
Long-term deposits – Hoku Materials	124,006	115,866

Total liabilities	355,303	187,579

Commitments and Contingencies
Equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued and outstanding as of December 31, 2010 and March 31, 2010
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 55,043,254 and 54,853,677 shares as of December 31, 2010 and March 31, 2010, respectively	55	54
Warrant to purchase common stock	12,884	12,884
Additional paid-in capital	115,417	114,748
Accumulated deficit	(28,341)	(20,601)
Total Hoku Corporation shareholders’ equity	100,015	107,085
Noncontrolling interest	958	3,540
Total equity	100,973	110,625
Total liabilities and equity	$456,276	$298,204

See accompanying notes to consolidated financial statements.

HOKU CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share data)

	Three Months Ended December 31,		Nine months Ended December 31,
	2010	2009	2010	2009

Service and license revenue	$1,242	$259	$3,357	$1,831
Total revenue	1,242	259	3,357	1,831

Cost of service and license revenue (1)	948	65	2,365	1,489
Total cost of revenue	948	65	2,365	1,489

Gross margin	294	194	992	342

Operating expenses:
Selling, general and administrative (1)	3,344	1,492	8,801	4,095
Total operating expenses	3,344	1,492	8,801	4,095

Loss from continuing operations	(3,050)	(1,298)	(7,809)	(3,753)

Interest and other income	27	16	166	267
Net loss from continuing operations	(3,023)	(1,282)	(7,643)	(3,486)

Discontinued operations:
Income from discontinued operations	—	—	—	51

Net loss	(3,023)	(1,282)	(7,643)	(3,435)

Net income (loss) attributable to the noncontrolling interest	23	(17)	97	(35)

Net loss attributable to Hoku Corporation	$(3,046)	$(1,265)	$(7,740)	$(3,400)

Basic net loss per share attributable to Hoku Corporation	$(0.06)	$(0.06)	$(0.14)	$(0.16)

Diluted net loss per share attributable to Hoku Corporation	$(0.06)	$(0.06)	$(0.14)	$(0.16)

Shares used in computing basic net loss per share	54,724,354	21,448,922	54,641,657	21,062,417

Shares used in computing diluted net loss per share	54,724,354	21,448,922	54,641,657	21,062,417

(1) Includes stock-based compensation as follows:
Cost of service and license revenue	$—	$1	$—	$8
Selling, general and administrative	175	295	755	723

See accompanying notes to consolidated financial statements.

HOKU CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine months Ended December 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(7,643)	$(3,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	172	210
Stock-based compensation	755	631
Impairment of inventory and equipment	-	39
Changes in operating assets and liabilities:
Accounts receivable	(550)	187
Inventory	233	795
Costs of uncompleted contracts	(344)	(520)
Other current assets	547	(292)
Accounts payable and accrued operating expenses	338	(723)
Deferred revenue	59	(289)
Other current liabilities	(144)	(252)
Deposits – Hoku Solar	-	(158)

Net cash used in operating activities	(6,577)	(3,772)

Cash flows from investing activities:
Payment of property, plant and equipment expenditures	(141,372)	(52,770)

Net cash used in investing activities	(141,372)	(52,770)

Cash flows from financing activities:
Proceeds from note payable	140,800	-
Exercise of common stock options	3	22
Costs related to Tianwei investment	(88)	(225)
Contributions from (distributions to) noncontrolling interest	(2,679)	3,590
Deposits received – Hoku Materials	13,200	39,000

Net cash provided by financing activities	151,236	42,387

Net increase (decrease) in cash and cash equivalents	3,287	(14,155)
Cash and cash equivalents at beginning of period	6,962	17,383

Cash and cash equivalents at end of period	$10,249	$3,228

Supplemental disclosure of non-cash investing activities:
Amortization of debt discount and deferred financing cost capitalized as property, plant and equipment	$4,564	$59,378
Acquisition of property, plant and equipment through accounts payable and accrued capital expenses, including accrued capitalized interest	9,010	14,784

See accompanying notes to consolidated financial statements.

HOKU CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies and Practices

(a) Description of Business

Hoku Corporation is a solar energy products and services company. The Company was incorporated in Hawaii in March 2001, as Pacific Energy Group, Inc.  In July 2001, the Company changed its name to Hoku Scientific, Inc. In December 2004, the Company was reincorporated in Delaware.  In March 2010, the Company changed its name from Hoku Scientific, Inc. to Hoku Corporation.

The Company originally focused its efforts on the design and development of fuel cell technologies, including its Hoku membrane electrode assemblies, or MEAs, and Hoku Membranes. In May 2006, the Company announced its plans to form an integrated photovoltaic, or PV, module business, and its plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, at its polysilicon manufacturing plant in Pocatello, Idaho, or the Polysilicon Plant.  In fiscal 2007, the Company reorganized its business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells.  In February and March 2007, the Company incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly owned subsidiaries to operate its polysilicon and solar businesses, respectively. In September 2010, the Company elected to discontinue the operations of Hoku Fuel Cells; however, it will maintain ownership of its intellectual property, including its patents.  Accordingly, the results of operations of Hoku Fuel Cells for the three and nine months ended December 31, 2010 and 2009 have been reported as discontinued operations in the consolidated statements of operations.

(b) Basis of Presentation

The Company has incurred operating losses in recent years as the Company has redirected its efforts to focus on the development of its polysilicon and solar businesses.  The Company's current operating plan anticipates raising cash over the next year through a combination of debt and/or equity offerings and possibly new customer contracts to enable the continued construction of the Polysilicon Plant.  Delays in securing financing could result in the Company failing to meet the contractual obligations included in its polysilicon supply agreements.  A termination of any of the Company's polysilicon supply agreements could require the Company to refund prepayments already received to-date.  Based on the current level of capital available to the Company, including a recently secured $19.5 million credit agreement, if the Company is unable to generate revenue, secure additional financing or structure credit terms with its vendors, the Company will be forced to curtail construction of the Polysilicon Plant in order to continue as a going concern. If the Company curtails construction, the current level of capital is expected to be sufficient to fund operations through at least March 31, 2011.  However, the Company needs to acquire additional financing to continue construction and sustain operations subsequent to March 31, 2011.  Although the Company cannot assure that such additional sources of financing will be available at acceptable terms, Tianwei New Energy Holdings Co., Ltd., or Tianwei, the Company’s majority shareholder has represented that it has the ability and the intent to provide, or make necessary arrangements with others to provide, ongoing operating funds to the Company to ensure the Company’s continuity as a going concern. However, an inability by the Company to reduce costs or expenditures or obtain sufficient capital to fund its operations would have a material adverse effect on the Company and the Company’s ability to complete construction of the Polysilicon Plant, and could impact its ability to continue as a going concern subsequent to March 31, 2011.

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

(c) Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, after elimination of significant intercompany amounts and transactions, and Hoku Solar Power I LLC, or Power I, a variable interest entity in which the Company is the primary beneficiary.  The Company has concluded that it is the primary beneficiary of Power I because it has the authority to direct the activities that most significantly impact the economic performance of Power I, and the obligation to absorb any losses generated by Power I.  As of December 31, 2010, the total assets of Power I were $6.1 million, mainly comprised of cash, accounts receivable, and property, plant and equipment.  As of December 31, 2010, the total liabilities of Power I were $871,000, mainly comprised of accounts payable and accrued liabilities.  These balances are reflected in the consolidated financial statements with intercompany transactions eliminated.

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

The Company entered the PV system installation business in fiscal year 2008.  Prior to April 1, 2010, due to the short period of time the Company was in the PV system installation business, the Company did not have the historical experience or the procedures in place to develop reasonably dependable estimates of costs and therefore utilized the completed contract method to record revenue for PV contracts.  Subsequent to this start up period, the Company has developed history and reliable processes and procedures of projecting and tracking contract fulfillment costs, in order to develop reasonably dependable estimates which are required to use the percentage of completion method.  In applying the percentage method, the Company determines the percentage of contract completion on the basis of engineering, labor, subcontractor and other installation costs and excludes material and other non-installation contract costs which are not considered the primary cost determinants in gauging the progress of the PV system contract.  Revenue and related costs are recognized proportionately based on the completion percentage of each project and considering the current estimate of remaining costs required to complete the project.

The Company will continue to recognize revenue under the completed contract method for PV installations in progress as of March 31, 2010.
Revenue from the sale of electricity generated from the Company’s PV systems is based on kilowatt usage and is recognized in accordance with its power purchase agreements, or PPAs.

The Company charges the appropriate Hawaii general excise tax to its customers.  The taxes collected from sales are excluded from revenue and recorded as a payable.

(f) Cost of Uncompleted Contracts

Cost of uncompleted contracts represents costs incurred for services performed and/or materials used towards completing a customer contract. Based on the Company’s revenue recognition policy, the costs incurred for services and/or materials can be recognized as contract costs, and are recognized based on the completion percentage of each contract after considering the costs incurred and current estimate of remaining costs to complete the installation. As of December 31, 2010, and March 31, 2010, costs of uncompleted contracts was approximately $437,000 and $93,000, respectively, related to PV system installation contracts.

(g) Guarantees and Indemnifications

The Company has entered into PV system installation contracts which warrant the installation against defects in workmanship, generally for a period of one to five years from the date of installation.  There were no accruals for or expenses related to the warranties for any period presented.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in that capacity.  The term of the indemnification period is equal to the officer’s or director’s lifetime.  The Company has also entered into additional indemnification agreements with its officers and directors in connection with its initial public offering.  The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid.  The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2010 and March 31, 2010.

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

(h) Recently Issued Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R), currently referenced as FASB Accounting Standards Codification 810-10, which amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities.  This standard amended the evaluation criteria to identify the primary beneficiary of a variable interest entity and requires ongoing reassessment of whether an enterprise is the primary beneficiary of the variable interest entity.  The Company adopted the provisions of this standard, effective April 1, 2010.  The adoption did not have a material impact on the Company’s consolidated financial statements.

(i) Reclassifications

Certain amounts in the consolidated financial statements have been reclassified to conform to current period presentation. Specifically, in the consolidated statement of cash flows for the nine month period ended December 31, 2009, line items for proceeds from maturities of short-term investments and purchases of short-term investments have been removed to exclude activity for cash equivalents.

(2) Notes Payable

As previously disclosed, in the Company’s Form 10-Q for the quarter ended September 30, 2010, Tianwei and the Company have been discussing what would constitute fair compensation for Tianwei for the financial services it has been providing and will provide the Company. While the discussions are on-going, the Company believes this compensation may be in the form of common stock warrants.  To the extent common stock warrants are issued to Tianwei for its financial services, it may significantly dilute the ownership of its stockholders other than Tianwei.

Tianwei New Energy Holding Co. Ltd.
As of December 31, 2010, the Company has $50.0 million in notes payable to Tianwei. The Company received the first tranche of $20.0 million in January 2010 and received the second tranche of $30.0 million in March 2010.  The notes bear an annual interest rate of 5.94% and have a term of two years.  Pursuant to the loan agreement, the Company has pledged a security interest in all of its assets to Tianwei.  The $20.0 and $30.0 million in loan proceeds become due in January and March 2012, respectively, with no penalty for earlier prepayment of principal, and interest payments are due quarterly.

As part of the financing agreement, the Company also granted to Tianwei a warrant to purchase an additional 10 million shares of the Company’s common stock.  The terms of the warrant include: (i) a per share exercise price equal to $2.52; (ii) an exercise period of seven years; and (iii) provision for a cashless, net-issue exercise.

The accounting of the warrant and debt was based on their relative fair values and calculated to be $12.9 million and $37.1 million, respectively, in proportion to the $50.0 million in loan proceeds.  The fair value of the warrant was calculated using the Black-Scholes option pricing model, and the fair value of the debt was based on the present value of cash flows, discounted at a 7% interest rate.

The Company recorded approximately $1.2 million in transaction costs and $12.9 million of related fair value of the warrants as deferred costs of debt financing totaling $14.1 million.  As of December 31, 2010, $12.9 million has been reclassified as a discount on the debt and $1.2 million has been deferred as cost of debt financing.  The deferred cost of debt financing and discount on the debt will be amortized over the two year term of the $50.0 million in notes payable, using the effective interest method, and capitalized as construction in progress related to the polysilicon production facility.  As of December 31, 2010, the carrying value of the $50.0 million in notes payable was $42.0 million, net of the unamortized discount of $8.0 million.

China Merchants Bank – New York Branch
In May 2010, the Company entered into a $20.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.    The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by May 2012. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of December 31, 2010 the entire $20.0 million was outstanding.

In August 2010, the Company entered into two credit agreements with the New York branch of China Merchants Bank Co., Ltd. to borrow $10.0 million and $5.0 million.  The loans under these credit agreements are secured by standby letters of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if the Company elects, any portion of the loans that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by August 2012. The Company also entered into reimbursement agreements with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of December 31, 2010 the entire $15.0 million was outstanding.

China Construction Bank – New York Branch
In June 2010, the Company entered into a $28.3 million credit agreement with the New York branch of China Construction Bank.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei and issued by the Sichuan branch of China Construction Bank in favor of the New York branch.  The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 1.875% or, if the Company elects, and if the bank agrees, any portion of the loan that is not less than $1 million may bear interest at an annual rate equal to the highest “Prime Rate” as published in the “Money Rates” column of the Eastern Edition of the Wall Street Journal from time to time.  The principal amount and any unpaid interest thereon must be paid in full by June 2012. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of December 31, 2010 the entire $28.3 million was outstanding.

China Merchants Bank – New York Branch
In September 2010, the Company entered into a $10.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if the Company elects, any portion of the loan that is not less than $1 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by September 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of December 31, 2010 the entire $10.0 million was outstanding.

In October 2010, the Company entered into a $13.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The Company received the entire $13.0 million under this credit agreement, which is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by October 2013.  The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of December 31, 2010 the entire $13.0 million was outstanding.

In December 2010, the Company entered into a $10.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The Company received the entire $10.0 million under this credit agreement, which is secured by cash collateral of 110% of the principal amount of the credit agreement in Renminbi provided by Tianwei.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by December 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with providing the cash collateral.  As of December 31, 2010 the entire $10.0 million was outstanding.

China Construction Bank – Singapore Branch
In October 2010, the Company entered into a $29.0 million credit agreement with the Singapore branch of China Construction Bank.  The Company received the entire $29.0 million under this credit agreement which is secured by standby letters of credit drawn by Tianwei in Chengdu, China and issued to China Construction Bank Corporation, Sichuan Branch in favor of China Construction Bank – Singapore Branch.   The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2%.   The principal amount and any unpaid interest thereon must be paid in full by October 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit. As of December 31, 2010 the entire $29.0 million was outstanding.

Industrial and Commercial Bank of China – New York Branch
In December 2010, the Company entered into a $15.5 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd.  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $17.0 million.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.6%.  The principal amount and any unpaid interest thereon must be paid in full by December 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of December 31, 2010 the entire $15.5 million was outstanding.

In January 2011, the Company entered into a $19.5 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd.  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $22.0 million.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.6%.  The principal amount and any unpaid interest thereon must be paid in full by January 2014. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.   The Company borrowed $19.5 million in January 2011.

CITIC Bank International Limited – New York Branch
On February 7, 2011, the Company entered into a $19.0 million credit agreement with the New York Branch of CITIC Bank International Limited.  The Company can receive up to $3.0 million of the loan which is secured by standby letters of credit issued by China Branch of CITIC Bank International Limited and procured by Tianwei in favor of CITIC Bank International Limited.  Tianwei has informed the Company that it intends to issue additional standby letters of credit for the remaining loan amount.  The loans will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.6%.  The principal amount and any unpaid interest thereon must be paid in full by January 2014. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.   The Company borrowed $2.0 million on February 7, 2011.

(3) Fair Value of Assets and Liabilities

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

As of December 31, 2010 and March 31, 2010, the Company held the following assets that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,997	$1,997	$—	$—
Total assets measured at fair value	$1,997	$1,997	$—	$—

	Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,548	$1,548	$—	$—
Total assets measured at fair value	$1,548	$1,548	$—	$—

There were no assets or liabilities that are required to be measured at fair value on a non-recurring basis.

(4) Property, Plant and Equipment

As of December 31, 2010 and March 31, 2010, property, plant and equipment consisted of the following:

	December 31, 2010	March 31, 2010
	(in thousands)
Construction in progress- Idaho plant and equipment	$422,148	$264,628
Electrical substation	17,983	17,983
Photovoltaic systems- Hoku Solar Power I, LLC	3,260	5,559
Office equipment and furniture	147	109
Production equipment	108	108
Automobile	165	98

	443,811	288,485
Less accumulated depreciation and amortization	(913)	(510)

Property, plant and equipment, net	$442,898	$287,975

During the nine months ended December 31, 2010, the Company reduced the cost of the PV systems owned by Hoku Solar Power I by $2.3 million as a result of federal grants received under Section 1603 of the American Recovery and Reinvestment Act of 2009, which provides cash incentives for wind and solar project investments.

In addition, the Company capitalized interest during construction of $8.2 million, comprised of interest charges of $3.4 million, amortization of discount and deferred financing costs of $4.6 million, and also capitalized stock based compensation of $151,000 during the same period.

In assessing the recoverability of its long-lived assets, the Company compared the carrying value to the undiscounted future cash flows the assets are expected to generate.  The Company did not record any impairment during the nine month periods ended December 31, 2010 or 2009.

(5) Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were comprised of the following (in thousands of dollars):

	December 31, 2010	March 31, 2010
	(in thousands)
Capital expenditures	$31,375	$22,366
Operating expenditures	633	294
Total accounts payable and accrued liabilities	$32,008	$22,660

The capital expenditures pertain primarily to the construction of the Polysilicon Plant and equipment additions related to the Polysilicon Plant.

(6) Long-term deposits - Hoku Materials

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

As of December 31, 2010 and March 31, 2010, the Company had $140.2 million and $127.0 million, respectively, related to prepayments received under its various polysilicon supply agreements.  The prepaid amounts from each customer are expected to be applied to future product deliveries.  The prepayments which are expected to be applied to deliveries after December 31, 2011 have been reflected in the consolidated balance sheets as Long-term deposits - Hoku Materials.

Under the terms of the various long-term polysilicon supply agreements with its customers, the Company is generally required to refund these prepayments, in each case, if the customer terminates the respective supply agreement under certain circumstances, which generally include, but are not limited to, bankruptcy, failure to commence shipments of polysilicon by specified dates, repeated failure to deliver a specified quality of product, and/or failure to meet other milestones.  The Company has granted security interests to each of its customers in all of the Company’s tangible and intangible assets related to its polysilicon business to serve as collateral for the Company’s obligation to repay the remaining amount of each of its customer’s respective prepayments made as of the date of any termination that has not been applied to the purchase price of polysilicon previously delivered under the respective contract.  Such security interests are subordinated to bank financings.

The following is a summary of prepayments received as of December 31, 2010:

Prepayment
Customer	(in thousands)
Solarfun Power Hong Kong Ltd.	$49,000
Tianwei New Energy (Chengdu) Wafer Co., Ltd.	29,000
Wealthy Rise International, Ltd. (Solargiga)	20,200
Jinko Solar Co., Ltd.	20,000
Shanghai Alex New Energy Co., Ltd.	20,000
Wuxi Suntech Power Co., Ltd.	2,000
$140,200

Based on existing terms of the various long-term polysilicon supply agreements, the $140.2 million of customer prepayments would be credited against future product deliveries in the years ending December 31, 2011 through 2015 and thereafter as indicated in the following table.

Application of
Customer Deposits
December 31 Ending	(in thousands)
2011	$16,194
2012	26,081
2013	20,172
2014	11,656
2015	11,656
Thereafter	54,441
$140,200

 (7) Total Equity

Changes in total equity for the nine months ended December 31, 2010 were as follows (in thousands):

	Hoku Corporation Shareholders’ Equity
			Additional
	Common		Paid-In	Accumulated	Noncontrolling	Total	Comprehensive
	Stock	Warrant	Capital	Deficit	Interest	Equity	Loss
Balance as of March 31, 2010	54	12,884	114,748	(20,601)	3,540	110,625	—
Distributions to Noncontrolling interest					(2,679)	(2,679)
Net income (loss)				(7,740)	97	(7,643)	(7,643)
Vest of restricted stock awards	1		(1)			—
Exercise of common stock options			3			3
Stock-based compensation			755			755
Costs related to Tianwei financing			(88)			(88)
Balance as of December 31, 2010	55	12,884	115,417	(28,341)	958	100,973	(7,643)

In December 2009, as part of the financing agreement with Tianwei, the Company granted to Tianwei a warrant to purchase 10 million shares of the Company’s common stock.  The terms of the warrant include: (i) a per share exercise price equal to $2.52; (ii) an exercise period of seven years; and (iii) provision for a cashless, net-issue exercise.  The accounting of the warrant was based on the relative fair  of the shares issuable upon exercise of the warrant and calculated to be $12.9 million.  The fair value of the warrant was calculated using the Black-Scholes option pricing model.

(8) Income Taxes

Income taxes are accounted for under the asset and liability method, which establishes financial accounting and reporting standards for income taxes. The Company recognizes federal and state current tax liabilities based on its estimate of taxes payable to or refundable by each tax jurisdiction in the current fiscal year.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company records a valuation allowance to reduce deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company continues to provide a valuation allowance against its net deferred tax assets as of December 31, 2010.

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

The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the denominator used in the computation of basic and diluted net loss per share:

	Three Months Ended December 31,		Nine months Ended December 31,
	2010	2009	2010	2009
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to Hoku Corporation	$(3,046)	$(1,265)	$(7,740)	$(3,400)
Denominator:
Weighted average shares of common stock (basic)	54,724,354	21,448,922	54,641,657	21,062,417

Effect of Dilutive Securities
Add:
Weighted average stock options	—	—	—	—

Weighted average shares of common stock (diluted)	54,724,354	21,448,922	54,641,657	21,062,417

Basic net loss per share attributable to Hoku Corporation	$(0.06)	$(0.06)	$(0.14)	$(0.16)

Diluted net loss per share attributable to Hoku Corporation	$(0.06)	$(0.06)	$(0.14)	$(0.16)

The basic weighted average shares of common stock for the three and nine months ended December 31, 2010 and 2009 excludes unvested restricted shares of common stock.

During the three and nine months ended December 31, 2010, potential dilutive securities included options to purchase 227,344 and 245,678 shares of common stock, at prices ranging from $0.075 to $2.75 per share in both periods. During the three and nine months ended December 31, 2009, potential dilutive securities included options to purchase 140,952 and 120,080 shares of common stock at prices ranging from $0.075 to $0.52 per share in both periods. During the three and nine month periods ended December 31, 2010 and 2009, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share, due to the Company’s net loss for all periods.

(10) Commitments, Contingencies and Purchase Obligations

Stone & Webster, Inc. In August 2007, the Company entered into an Engineering, Procurement and Construction Management Contract with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering and procurement services for the construction of the Company’s Polysilicon Plant, which was amended in October 2007 by Change Order No. 1, again in April 2008 by Change Order No. 2, again in February 2009 by Change Order No. 3, and again in February 2010 by Change Order No. 4, which are collectively the Engineering Agreement.  Under the Engineering Agreement, S&W would provide the engineering services to complete the design and plan for construction of the Polysilicon Plant, along with procurement services.  S&W would be paid on a time and materials basis plus a fee for its services.

The Company suspended all work under the Engineering Agreement in July 2009.  In February 2010, work under the Engineering Agreement recommenced as agreed to in Change Order No. 4.  In December 2010, the Company and S&W agreed to Change Order No. 5 under the Engineering Agreement, or Change Order No. 5, to, among other things: (i) set forth a target delivery schedule, added scope of work, estimated budget to complete the work, and payment schedule, and (ii) provide additional engineers and personnel to meet the target delivery schedule.

During the nine months ended December 31, 2010, the Company made payments to S&W of $12.5 million, and as of December 31, 2010, the Company had paid S&W an aggregate amount of $58.3 million under the Engineering Agreement.

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

Pursuant to Change Order No. 5, the Company agreed among other things: (i) to change the date to complete construction for Partial Commercial Operation, or PCO (including the Schedule Incentive Completion Dates as amended and restated in Change Order Numbers 3 and 4) on or before December 31, 2010 for schedule and bonus purposes, (ii) that JH Kelly will use best efforts to attain PCO by that date with incremental funding from Hoku Materials in the amount of $55.8 million, (iii) that JH Kelly will aim to complete certain monthly milestones for the project for the period August 1, 2010 through December 31, 2010, (iv) that JH Kelly successfully completed and earned its $1.5 million bonus for the preliminary reactor installation, which will be paid in $375,000 increments tied to completion of the monthly milestones, and (v) that on or before August 31, 2010, Tianwei New Energy Holdings Co., Ltd. or Hoku Materials will secure a standby letter of credit in the amount of $20.0 million for the benefit of JH Kelly to provide a greater degree of certainty and security with respect to payment for the work.  Due to certain scheduling and financing delays, JH Kelly and the Company are in discussions to update certain of these milestones.

During the nine months ended December 31, 2010, the Company made payments to JH Kelly of $85.9 million, which included the $1.5 million bonus for the preliminary reactor installation, and as of December 31, 2010, the Company had paid JH Kelly an aggregate amount of $154.8 million under the JH Kelly Construction Agreement.

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

During the nine months ended December 31, 2010, the Company made payments to Dynamic of $1.9 million, and as of December 31, 2010, the Company had paid Dynamic an aggregate amount of $8.4 million under the Dynamic Agreement.

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

As of December 31, 2010, pursuant to the contract with GEC and MSA, the Company received all 16 hydrogen reduction reactors, eight hydrogenation reactors, and related equipment, at the Polysilicon Plant.

During the nine months ended December 31, 2010, the Company made payments to GEC and MSA of 3.3 million Euros or $4.3 million, and as of December 31, 2010, the Company had paid GEC and MSA an aggregate amount of 19.0 million Euros or $26.7 million.

Idaho Power Company.  The Company entered into an agreement with Idaho Power Company, or Idaho Power, to complete the construction of the electric substation to provide power for the Polysilicon Plant, or the Idaho Power Agreement.  As of December 31, 2010, the Company had paid an aggregate amount of $18.0 million to Idaho Power. The electric substation was completed in August 2009, and the Company was able to use its power during the Company’s polysilicon production demonstration in April 2010.

The Company also entered into an Electric Service Agreement with Idaho Power, or the ESA, for the supply of electric power and energy to the Company for use in the Polysilicon Plant, subject to the approval of the Idaho Public Utilities Commission, or the PUC. The term of the ESA is four years, beginning in June 2009 and expiring in May 2013. During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to the Company at certain fixed rates, which are subject to change only by action of the PUC.  After the initial term of the ESA expires, either the Company or Idaho Power may terminate the ESA without prejudice.  If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to the Company. As of December 31, 2010, the Company was contractual obligated to pay approximately $8.5 million to Idaho Power over the term of the ESA.

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

During the nine months ended December 31, 2010, the Company made payments to AEG of $4.5 million, and as of December 31, 2010, the Company had paid AEG an aggregate amount of $11.7 million.

Polymet Alloys, Inc. In November 2008, the Company entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to the Company for use at the Polysilicon Plant. In May 2009, the Company entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  The term of the Amended Polymet Agreement is three years, commencing in calendar year 2011. Each year during the term of the Amended Polymet Agreement, Polymet has agreed to sell to the Company no less than 65% of the Company’s annual silicon metal requirement.  Pricing is to be negotiated for each year of the Amended Polymet Agreement; however, if the parties are unable to agree on pricing for any year, or the Company has agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom the Company may seek to purchase silicon metal.  Either party may also terminate the Amended Polymet Agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation.  As of December 31, 2010, the Company had not made any payments to Polymet.

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

During the nine months ended December 31, 2010, the Company made payments to PVA of $1.0 million, and as of December 31, 2010, the Company had paid PVA an aggregate amount of $3.9 million.

BHS Acquisitions, LLC. In November 2008, the Company entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, to the Company for use at the Polysilicon Plant. The term of the agreement is eight years beginning on the date on which the first shipment of product is delivered. Each year during the term of the agreement, BHS has agreed to sell to the Company specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are scheduled to begin within four months after the Company provides written notice to BHS, and the aggregate net value of the HCl to be purchased by the Company under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of December 31, 2010, the Company had not provided notice to BHS to commence shipments, and had not made any payments to BHS.

Evonik Degussa Corporation.  In March 2010, the Company entered into an agreement with Evonik Degussa Corporation, or Evonik, for the supply of trichlorosilane, or TCS, for use in the manufacturing of polysilicon for a term of approximately one year ending in February 2011. Evonik has agreed to sell to the Company a minimum quantity of TCS during the initial term of the agreement.  Pricing is fixed based on the quantity supplied in each calendar month and based on the Company’s frequency of payment.  Pursuant to the agreement, Evonik is required to provide a minimum amount of TCS per calendar month, and it will use commercially reasonable efforts to provide additional quantities that the Company may request in addition to the monthly minimum amount.  The Company has not taken delivery of any TCS from Evonik and is in discussions with Evonik to amend the agreement.  As of December 31, 2010, the Company was contractual obligated to pay approximately $12.5 million to Evonik over the term of the agreement.

In April 2010, the Company paid Evonik a $100,000 deposit for the ISO containers that will transport the TCS to the Company’s facility in Pocatello, Idaho.  Evonik will return the Company’s deposit upon expiration of the initial term and completion of the Company’s obligations under the agreement; however, the Company expects the agreement to be amended.

During the nine months ended December 31, 2010, the Company paid $100,000 to Evonik for the container deposit, and as of December 31, 2010, the Company had paid Evonik an aggregate amount of $100,000 related to the sales agreement.

If the Company is unable to secure additional financing to complete the construction of the Polysilicon Plant, the Company would need to curtail construction of the Polysilicon Plant.  If the Company elects to curtail construction, it would not be able to produce its own polysilicon to meet the delivery requirements under certain polysilicon agreements.  The Company is required to make polysilicon deliveries beginning in March 2011.  In order to avoid price adjustments and/or breaching these contracts, the Company could purchase polysilicon from third parties if it does not produce sufficient amounts to meet these obligations.   The Company estimates that it will need to purchase between 30 to 60 metric tons of polysilicon during fiscal 2011 to avoid any price adjustments.  As of December 2010, the Company has not entered into any agreements to purchase polysilicon.

 (11) Operating Segments

Operating segments are components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is made up of the Chief Executive Officer, Chief Financial Officer, Chief Strategy Officer and the Interim President of Hoku Materials. The chief operating decision-making group manages the profitability, cash flows, and assets of each segment’s various product or service lines and businesses. The Company has two operating business units: Hoku Solar and Hoku Materials. Hoku Solar installs PV systems and Hoku Materials will manufacture polysilicon for resale. A description of the products for each business unit is described in Note 1, “Summary of Significant Accounting Policies and Practices” above.

	Three Months Ended December 31,		Nine months Ended December 31,
	2010	2009	2010	2009
	(amounts in thousands)
Revenue:

Hoku Solar	$1,226	$259	$3,330	$1,831
Hoku Materials	16	—	27	—

Total consolidated revenue	$1,242	$259	$3,357	$1,831

	Three Months Ended December 31,		Nine months Ended December 31,
	2010	2009	2010	2009
	(amounts in thousands)
Income (loss) from operations:
Hoku Solar	$64	$(473)	$234	$(1,383)
Hoku Materials	(3,114)	(825)	(8,043)	(2,370)

Total consolidated loss from continuing operations	$(3,050)	$(1,298)	$(7,809)	$(3,753)

The reconciliation of segment operating results to the Company’s consolidated totals was as follows:

	Three Months Ended December 31,		Nine months Ended December 31,
	2010	2009	2010	2009
	(amounts in thousands)
Consolidated loss from continuing operations	$(3,050)	$(1,298)	$(7,809)	$(3,753)
Interest and other income	27	16	166	267
Income from discontinued operations	—	—	—	51
Net (income) loss attributable to noncontrolling interest	(23)	17	(97)	35

Net loss attributable to Hoku Corporation	$(3,046)	$(1,265)	$(7,740)	$(3,400)

The Company allocates its assets to its business units based on the primary business units benefiting from the assets.  Unallocated assets are composed primarily of cash and cash equivalents and other current assets.

	December 31, 2010	March 31, 2010
	(amounts in thousands)
Identifiable assets:
Hoku Solar	$4,697	$6,264
Hoku Materials	449,369	289,889
Unallocated assets	2,210	2,051

Total assets	$456,276	$298,204

(12) Related Party Transactions

In October 2010, the Company entered into an agreement with Tianwei to train the Company’s Polysilicon Plant personnel for a fee of 3.4 million Renminbi, or $516,000 (based on the Renminbi /U.S. dollar exchange rate, which was $0.152 as of December 31, 2010), which was based on a specified number of participants and days of training.  As of December 31, 2010, the Company paid Tianwei 846,000 Renminbi, or $127,000, for training services rendered.

In connection with the reimbursement agreements with Tianwei, the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the various standby letters of credit.  As of December 31, 2010, the Company accrued a liability of approximately $2.7 million related to these reimbursement agreements.

As previously disclosed in the Company's Form 10-Q for the quarter ended September 30, 2010, Tianwei and the Company have been discussing what would constitute fair compensation for Tianwei for the financial services it has been providing and will provide the Company.  While the discussions are on-going, the Company believes this compensation may be in the form of common stock warrants.  To the extent common stock warrants are issued to Tianwei for its financial services it may significantly dilute the ownership of its stockholders other than Tianwei.

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

Overview

Hoku Corporation is a solar energy products and services company. We were incorporated in Hawaii in March 2001, as Pacific Energy Group, Inc. and changed our name to Hoku Scientific, Inc. in July 2001.  In December 2004, we were reincorporated in Delaware.  In March 2010, we changed our name from Hoku Scientific, Inc. to Hoku Corporation.

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

In September 2010, we elected to discontinue the operations of Hoku Fuel Cells.  However, we will maintain ownership of its intellectual property including patents.  Accordingly, the results of operations of Hoku Fuel Cells for the three and nine months ended December 31, 2010 and 2009 have been reported as discontinued operations in the consolidated statements of operations.

Hoku Materials

Construction Update

Hoku Materials was incorporated to manufacture polysilicon, a key material used in photovoltaic, or PV, modules. In May 2007, we commenced construction of our planned polysilicon manufacturing facility in Pocatello, Idaho, or the Polysilicon Plant, which would be capable of producing up to 4,000 metric tons of polysilicon per year. We previously estimated the total cost for construction of approximately $410 million; however we have determined that the total costs will be greater than our previous estimates.   Based on recent construction progress and discussions with our vendors, we now expect to incur approximately $600 million of costs before we can commence operation of the first 2,500 metric tons of production capacity.  We also expect to invest up to an additional $100 million to complete the second phase of construction, which will add an additional 1,500 metric tons of manufacturing capacity, and allow us to complete our planned on-site TCS plant.  Thus, our revised estimate for the full, planned 4,000 metric ton plant is now approximately $700 million.

The primary driver of the increase in costs is related to our engineering contract with Stone & Webster, Inc., and our construction contract with JH Kelly LLC as they are cost-plus contracts, rather than lump sum, or fixed cost contracts.  As such, there is no guaranteed maximum cost.  In addition, the estimated total cost increased in part by the fact that the construction schedule was expected to be approximately two years, but has instead been spread over four years with numerous starts and stops as a result of earlier challenges obtaining adequate financing in a timely manner.  Furthermore, construction of the Polysilicon Plant commenced prior to the completion of the detailed engineering work, which caused numerous changes in the design of the facility, further contributing to the increase in delays and construction costs.

In an effort to control costs, we have strengthened our internal management team to enable more detailed reviews and audits of all project expenses.  We have also engaged an independent engineer to assist with the monitoring and control of schedule and budget.  Any significant increase in the cost to complete the Polysilicon Plant could have a material adverse effect on our business, financial condition and results of operations.

We received 16 Siemens-process reactors at the Polysilicon Plant and in April 2010 successfully produced polysilicon using two the reactors. We produced the material after completing a comprehensive system commissioning protocol, which culminated in deposition runs in a select number of our installed polysilicon reactors. The primary purpose of the testing was to confirm system integrity and validate operating procedures.

Contingent on securing additional financing, we expect to commission our reactors capable of producing 2,500 metric tons of polysilicon per annum and begin our first commercial shipment in the second half of calendar year 2011.  We intend to ramp-up production throughout fiscal 2012, during which we expect to reach full production capability.

In order to avoid price adjustments and/or breaching our supply contracts, we could purchase polysilicon from third parties if we do not produce sufficient amounts to meet our customer obligations.   We estimate that we will need to purchase between 30 to 60 metric tons of polysilicon during fiscal 2011 to avoid any price adjustments.  As of December 2010, we have not entered into any agreements to purchase polysilicon and the current spot market prices are significantly greater than the prices at which our customers will be obligated to pay us. Furthermore, based on our anticipated production schedule we may also need to purchase polysilicon in fiscal 2012 until we are capable of producing 2,500 metric tons of polysilicon per annum.

During the three and nine months ended December 31, 2010, Hoku Materials incurred an operating loss of $3.1 million and $8.0 million, respectively, which mainly consisted of payroll, including stock compensation, professional fees and electricity usage as we continue to ramp towards the construction of the Polysilicon Plant.  In addition, as of December 31, 2010, Hoku Materials has capitalized $439.7 million related to construction costs for the Polysilicon Plant and had received $140.2 million in customer deposits as prepayments under long-term polysilicon supply agreements.

Financing Update

Notes Payable

As previously disclosed in our 10-Q for the quarter ended September 30, 2010, we have been discussing with Tianwei what would constitute fair compensation for Tianwei for the financial services it has been providing and will provide to us.  While the discussions are ongoing, we believe this compensation may be in the form of common stock warrants. To the extent common stock warrants are issued to Tianwei for its financial services it may significantly dilute the ownership of its stockholders other than Tianwei.  We expect to finalize the type of compensation and amount during the fourth quarter of fiscal 2011.

Tianwei New Energy Holding Co. Ltd.
As of December 31, 2010, we had $50.0 million in notes payable to Tianwei. We received the first tranche of $20.0 million in January 2010 and received the second tranche of $30.0 million in March 2010.  The notes bear an annual interest rate of 5.94% and have a term of two years.  Pursuant to the loan agreement, we have pledged a security interest in all of our assets to Tianwei.  The $20.0 and $30.0 million in loan proceeds become due in January and March 2012, respectively, with no penalty for earlier prepayment of principal, and interest payments are due quarterly.

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

We recorded approximately $1.2 million in transaction costs and $12.9 million of related fair value of the warrant as deferred costs of debt financing totaling $14.1 million.  Upon issuance of the warrant and receipt of the loan proceeds, $12.9 million of the $14.1 million deferred costs of debt financing was reclassified as a discount on the notes payable.  The deferred cost of debt financing and discount on the debt will be amortized over the two year term of the $50.0 million in notes payable, using the effective interest method, and capitalized as construction in progress related to the Polysilicon Plant.  As of December 31, 2010, the carrying value of the $50.0 million in notes payable was $42.0 million, net of the unamortized discount of $8.0 million.

China Merchants Bank – New York Branch
In May 2010, we entered into a $20.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if we elect, any portion of the loan that is not less than $1 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by May 2012. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of December 31, 2010 the entire $20.0 million was outstanding.

In August 2010, we entered into two credit agreements with the New York branch of China Merchants Bank Co., Ltd. to borrow $10 million and $5 million.  The loans under these credit agreements are secured by standby letters of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if we elect, any portion of the loans that is not less than $1 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by August 2012. We entered into reimbursement agreements with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of December 31, 2010 the entire $15.0 million was outstanding.

In September 2010, we entered into a $10.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if we elect, any portion of the loan that is not less than $1 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by September 2013. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of December 31, 2010 the entire $10.0 million was outstanding.

In October 2010, we entered into a $13.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  We received $13.0 million under this credit agreement, which is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if we elect, any portion of the loan that is not less than $1 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by October 2013.  We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.   As of December 31, 2010 the entire $13.0 million was outstanding.

China Construction Bank – New York Branch
In June 2010, we entered into a $28.3 million credit agreement with the New York branch of China Construction Bank Corporation.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei and issued by the Sichuan branch of China Construction Bank in favor of the New York branch.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 1.875% or, if we elect and the bank agrees, any portion of the loan that is not less than $1 million may bear interest at an annual rate equal to the highest “Prime Rate” as published in the “Money Rates” column of the Eastern Edition of the Wall Street Journal from time to time.  The principal amount and any unpaid interest thereon must be paid in full by June 2012. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of December 31, 2010 the entire $28.3 million was outstanding.

In December 2010, we entered into a $10.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  We received the entire $10.0 million under this credit agreement, which is secured by cash collateral of 110% of the principal amount of the credit agreement in Renminbi provided by Tianwei.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, we elect, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by December 2013. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with providing the cash collateral. As of December 31, 2010 the entire $10.0 million was outstanding.

China Construction Bank – Singapore Branch
In October 2010, we entered into a $29.0 million credit agreement with the Singapore branch of China Construction Bank.  We received the entire $29.0 million under this credit agreement which is secured by a standby letter of credit issued drawn by China Construction Bank Corporation, Sichuan Branch in favor of China Construction Bank – Singapore Branch.  The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2%.   The principal amount and any unpaid interest thereon must be paid in full by October 2013. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit. As of December 31, 2010 the entire $29.0 million was outstanding.

Industrial and Commercial Bank of China – New York Branch
In December 2010, we entered into a $15.5 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd.  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $17.0 million.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.6%.  The principal amount and any unpaid interest thereon must be paid in full by December 2013. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit. As of December 31, 2010 the entire $15.5 million was outstanding.

In January 2011, we entered into a $19.5 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd.  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $22.0 million.  The loans will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.6%.  The principal amount and any unpaid interest thereon must be paid in full by January 2014. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  We borrowed $19.5 million in January 2011.

CITIC Bank International Limited – New York Branch
On February 7, 2011, we entered into a $19.0 million credit agreement with the New York Branch of CITIC Bank International Limited.  We can receive up to $3.0 million of the loan which is secured by standby letters of credit issued by China Branch of CITIC Bank International Limited and procured by Tianwei in favor of CITIC Bank International Limited.  Tianwei has informed us that it intends to issue additional standby letters of credit for the remaining loan amount.  The loans will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.6%.  The principal amount and any unpaid interest thereon must be paid in full by January 2014. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  We borrowed $2.0 million on February 7, 2011.

As of December 2010, we are also expecting an additional $8.2 million in customer prepayments from our existing customers, which are payable on polysilicon delivery milestones.  We will need to raise additional capital to complete construction and meet our working capital needs.  We plan on raising this money through one or more subsequent debt and/or equity offerings and possibly prepayments from new customer contracts.  Tianwei has also agreed to use its reasonable best efforts to assist us in obtaining additional financing that may be required by us to construct and operate the Polysilicon Plant with the understanding that it will receive fair compensation for the financial services it provides us. We cannot be certain that we will reach an agreement with Tianwei regarding the amount or method of compensation, which could affect Tianwei's willingness to continue to assist us in obtaining necessary additional financing.

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

Upon Suntech’s termination of the agreement under certain circumstances, we are required to refund to Suntech all prepayments, which were $2.0 million as of December 31, 2010, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement for cause by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Solarfun Power Hong Kong Limited.  In November 2007, we entered into a supply agreement with Solarfun Power Hong Kong Limited, or Solarfun, a subsidiary of Hanwha Solar One, for the sale of polysilicon.  As of December 31, 2010, Solarfun has paid to us $49.0 million as a prepayment for future polysilicon product deliveries, and it is obligated to pay us an additional $6.0 million in prepayments.

Further, pursuant to an amendment of the contract in November 2010, we will sell approximately 7,300 metric tons of polysilicon over an 11-year term, approximately 6,750 metric tons of which are to be shipped during the second through tenth year of the agreement.  The pricing under the agreement was adjusted such that it is pre-negotiated for a certain period of time, and will then vary from year to year based on market pricing and negotiations between us and Solarfun.  If Solarfun fails to make any of the $6.0 million prepayment under the agreement, then the pricing adjustments shall not be effective.  We also agreed that the initial delivery date to avoid breach and termination would be extended to June 2011.

Upon Solarfun’s termination of the agreement under certain circumstances, we are required to refund to Solarfun all prepayments made as of the date of termination, which were $49.0 million as of December 31, 2010, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Jinko Solar Co., Ltd.  In July 2008, we entered into a supply agreement with Jinko Solar Co., Ltd., formerly known as Jiangxi Jinko Solar Co., Ltd., or Jinko, for the sale and delivery of polysilicon.  In December 2010, we amended the supply agreement under which we will sell approximately 1,800 metric tons of polysilicon over a nine-year term.  The pricing under the agreement was adjusted such that it is pre-negotiated for a certain period of time and will then vary from year to year based on market pricing and negotiations between us and Jinko.  We also agreed that the initial delivery date to avoid breach and termination would be extended to August 2011.  As of December 31, 2010, Jinko has paid us a total cash deposit of $20.0 million as prepayment for future product deliveries.

Upon Jinko’s termination of the agreement under certain circumstances, we may be required to refund to Jinko all prepayments made as of the date of termination, which were $20.0 million as of December 31, 2010, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

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

Upon Tianwei Wafer’s termination of the agreements under certain circumstances, we are required to refund to Tianwei Wafer the $29.0 million in prepayments made as of December 31, 2010, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreements.  Upon a termination of the agreements by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreements.

Wealthy Rise International, Ltd.  In September 2008, we entered into a fixed price, fixed volume supply agreement with Wealthy Rise International, Ltd., a wholly owned subsidiary of Solargiga Energy Holdings, Ltd., or Solargiga, for the sale of polysilicon.  In March 2010, we amended the agreement pursuant to which we agreed to sell to Solargiga specified volumes of polysilicon at a predetermined price over a three-year period beginning in calendar year 2011, subject to product deliveries and other conditions.  The aggregate amount that may be paid to us over the three-year term is $60.0 million, which is a reduction from the $455.0 million that would have been payable to us over a ten-year period under the original agreement.  The amendment also extended the date by which we were obligated to commence shipments of polysilicon from October 2010 to January 2011, and it extended the dates for price adjustments and termination rights in the event of a delay in commencing shipment.  Solargiga has the right to terminate the agreement and recover any prepayments made, if we have not commenced polysilicon shipments by May 2011, and we have the right to terminate the agreement and retain all prepayments received, if Solargiga fails to pay any of its future prepayments when due.

Pursuant to the agreement, Solargiga was obligated to pay us additional prepayments in the aggregate amount of $13.2 million that was payable in four increments of $3.3 million in each of April, June, August and October 2010, and a final prepayment of $200,000 upon Solargiga’s receipt of certain aggregate volumes of polysilicon product from us.  We received all four increments from Solargiga of $13.2 million.

Upon Solargiga’s termination of the agreement under certain circumstances, we are required to refund to Solargiga all prepayments made as of the date of termination, which were $20.2 million as of December 31, 2010, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Shanghai Alex New Energy Co., Ltd.  In February 2009, we entered into a supply agreement with Shanghai Alex New Energy Co., Ltd., or Alex, for the sale and delivery of polysilicon.  In January 2011, we entered into Amendment No. 2 to Supply Agreement with Alex, or Amendment No. 2, which provides for a pricing adjustment such that pricing is pre-negotiated for a certain period of time and will then vary from year to year based on market pricing and negotiations between us and Alex.  Under Amendment No. 2, we have an obligation to use commercially reasonable efforts to make our first shipment to Alex by March 31, 2011, and if we do not do this within a certain number of days after the scheduled delivery date, we have agreed to provide Alex with a purchase price adjustment. We further agreed that Alex shall have the right to terminate the Agreement, if we have not made our initial shipment of product on or before September 30, 2011.

Upon Alex’s termination of the agreement under certain circumstances, we are required to refund to Alex all prepayments made as of the date of termination, which were $20.0 million as of December 31, 2010, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

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

During the three and nine months ended December 31, 2010, Hoku Solar recognized an operating profit of $64,000 and $234,000, respectively, from its PV system installations and sale of electricity to the Hawaii State Department of Transportation.

Financial Operations Review

During the three and nine months ended December 31, 2010, we derived all of our revenue through PV system installation and ancillary services related to Hoku Solar. We expect that all of our revenue will be derived through PV system installations and the sale of electricity until the first half of fiscal 2012, when Hoku Materials is expected to generate revenue through the sale of polysilicon manufactured at our planned polysilicon production facility in Pocatello, Idaho.

During the three and nine months ended December 31, 2010, our revenue was $1.2 and $3.4 million, respectively, comprised of PV system installations and the sale of electricity.

Consolidated Results of Operations

The following analysis of the unaudited consolidated financial condition and results of operations of Hoku Corporation and its subsidiaries should be read in conjunction with the consolidated financial statements and the related notes thereto in this Quarterly Report on Form 10-Q.

Comparison of Three Months Ended December 31, 2010 and 2009

Revenue. Revenue was $1.2 million for the three months ended December 31, 2010, compared to $259,000 for the same period in fiscal 2010. Revenue in both periods was primarily comprised of PV system installations and related services.
Cost of Revenue. Cost of revenue was $948,000 for the three months ended December 31, 2010, compared to $65,000 for the same period in fiscal 2010. Cost of revenue primarily consisted of employee compensation and supplies and materials for the PV system installation and related services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $3.3 million for the three months ended December 31, 2010, compared to $1.5 million for the same period in fiscal 2010.  The increase of $1.8 million was primarily due to electricity costs related to the construction of the Polysilicon Plant of $804,000 and an increase in payroll expense of $630,000, which include bonuses and stock compensation.  In addition, the increase was due to expenses related to the training of our Polysilicon Plant operators of $189,000, professional fees of $159,000, and office supplies and equipment of $108,000.

Interest and Other Income/(Loss). Interest and other income was $27,000 for the three months ended December 31, 2010 compared to $16,000 for the same period in fiscal 2010.  Interest and other income for the three months ended December 31, 2010 was primarily comprised of a general excise tax refund of $21,000, the reversal of prior accruals for general excise tax reserves due to the expiration of the statute limitations of $5,000, and interest income of $1,000.  Interest and other income for the three months ended December 31, 2009 was primarily comprised of the reversal of $13,000 in prior accruals for general excise tax reserves due to the expiration of the statute limitations and interest income of $2,000.

Comparison of Nine Months Ended December 31, 2010 and 2009

Revenue. Revenue was $3.4 million for the nine months ended December 31, 2010, compared to $1.8 million for the same period in fiscal 2010.  Revenue in both periods was primarily comprised of PV system installations and related services and sale of electricity to the Hawaii State Department of Transportation.

Cost of Revenue. Cost of revenue was $2.4 million for the nine months ended December 31, 2010, compared to $1.5 million for the same period in fiscal 2010. Cost of revenue primarily consisted of employee compensation and supplies and materials for the PV system installation and related services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.8 million for the nine months ended December 31, 2010, compared to $4.1 million for the same period in fiscal 2010.  The increase of $4.7 million was primarily due to electricity costs related to the construction of the Polysilicon Plant of $1.4 million, expenditures related to the reactor demonstration, which was completed in April 2010, of $1.3 million, payroll expense, including stock based compensation and bonuses, of $1.3 million, and professional fees of $333,000.  In addition, the increase in expenses included costs related to the training of our Polysilicon Plant operators of $189,000, rent for corporate and warehouse facilities of $169,000, and office supplies and equipment of $129,000.

Interest and Other Income. Interest and other income was $166,000 for the nine months ended December 31, 2010 compared to interest and other income of $267,000 for the same period in fiscal 2010. Interest and other income for the nine months ended December 31, 2010 was primarily comprised of a foreign currency transaction gain of $107,000 related to Euro-based invoices, the reversal of prior accruals for general excise tax reserves due to the expiration of the statute limitations of $36,000, a general excise tax refund of $21,000 and interest income of $2,000. Interest and other income for the nine months ended December 31, 2009 was primarily comprised of the reversal of prior accruals for general excise tax reserves due to statute of limitations of $234,000, the sale of fuel cell equipment of $40,000, and interest income of $22,000.

Liquidity and Capital Resources

We have incurred significant net losses since inception and we have relied on our ability to fund our operations principally through both registered and unregistered offerings of our securities, prepayments on long-term polysilicon contracts, and borrowings under credit agreements, which are secured by standby letters of credit procured by Tianwei. Even if we are successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and our existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), we will still need to seek additional financing to complete our Polysilicon Plant and meet our working capital needs.  As of December 31, 2010, we had cash and cash equivalents on hand of $10.2 million and current liabilities of $48.5 million.

As of December 31, 2010, we have funded approximately $408.3 million of our Polysilicon Plant.  We previously estimated the total cost for construction of approximately $410 million; however we have now determined that the total costs will be greater than our previous estimates.  Based on recent construction progress and discussions with our vendors, we now expect to incur approximately $600 million of costs before we can commence operation of the first 2,500 metric tons of production capacity.  We also expect to invest up to an additional $100 million to complete the second phase of construction, which will add an additional 1,500 metric tons of manufacturing capacity, and allow us to complete our planned on-site TCS plant.  Thus, our revised estimate for the full, planned 4,000 metric ton plant is now approximately $700 million.

The primary driver of the increase in costs is related to our engineering contract with Stone & Webster, Inc., and our construction contract with JH Kelly LLC as they are cost-plus contracts, rather than lump sum, or fixed cost contracts.  As such, there is no guaranteed maximum cost.  In addition, the estimated total cost increased in part by the fact that the construction schedule was expected to be approximately two years, but has instead been spread over four years with numerous starts and stops as a result of earlier challenges obtaining adequate financing in a timely manner.  Furthermore, construction of the Polysilicon Plant commenced prior to the completion of the detailed engineering work, which caused numerous changes in the design of the facility, further contributing to the increase in delays and construction costs.

In an effort to control costs, we have strengthened our internal management team to enable more detailed reviews and audits of all project expenses.  We have also engaged an independent engineer to assist with the monitoring and control of schedule and budget.  Any significant increase in the cost to complete the Polysilicon Plant could have a material adverse effect on our business, financial condition and results of operations.

We expect to complete the construction of the 2,500 metric ton per year plant, or Phase I, through the use of our available cash and debt supported by Tianwei.  Tianwei has agreed to use its reasonable best efforts to assist us in obtaining additional financing for any additional construction costs necessary to complete Phase I, for working capital needs and to purchase polysilicon from third-parties to meet our upcoming commitments with the understanding that it will receive fair compensation for the financial services it provides us. We cannot be certain that we will reach an agreement with Tianwei regarding the appropriate compensation for Tianwei which could affect Tianwei's willingness to continue to assist us in obtaining necessary additional financing.

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

The additional capital we have secured during fiscal year 2011 has enabled us to settle accounts payable and accrued capital expenditures, and is providing us with the necessary capital to sustain operations.  In addition, we are reserving adequate funding for the purchase of third-party polysilicon to meet our contractual obligations with our polysilicon customers, beginning in March 2011, and for interest and other financing costs related to our loans.   However, the amount we have secured is not sufficient to complete construction of the Polysilicon Plant, and should there be delays in securing additional financing, we may need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  If we are unable to secure additional financing or structure credit terms with our vendors, we would also need to curtail construction of the Polysilicon Plant in the fourth quarter of fiscal 2011.  If we have to curtail construction, our excess capital would primarily be used to reduce our current liabilities, purchase of third-party polysilicon and for working capital needs.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $6.6 million and $3.8 million for the nine months ended December 31, 2010 and 2009, respectively. Net cash used in operating activities for the nine months ended December 31, 2010 primarily reflects the net loss of $7.6 million which resulted in a cash deficit of $6.7 million when adjusted for noncash operating activities.  The cash deficit was offset by net cash inflows from working capital of $139,000, primarily from decreases in other current assets and increases in accounts payable and accrued operating expenditures and deferred revenue.  In comparison, net cash used in operating activities for the nine months ended December 31, 2009 reflected a net loss of $3.4 million or a cash deficit of $2.5 million when adjusted for noncash operating activities and net cash outflows of $1.3 million primarily due to increases in costs expended for uncompleted solar contracts and other current assets, and decreases in accounts payable and accrued operating expenses and other current liabilities and the result of lower deferred revenue and customer deposits during the nine months ended December 31, 2009.

We had working capital deficits of $36.0 million and $25.0 million as of December 31, 2010 and March 31, 2010, respectively.  The increasing working capital deficits reflect the increased deployment of funds to construct the Polysilicon Plant and our net losses.  In addition, $16.7 million and $11.1 million of deposits from long-term polysilicon contracts were classified as short-term liabilities as of December 31, 2010 and March 31, 2010, respectively, to reflect the prepayments that apply to the product deliveries that are scheduled to ship within one year.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $141.4 million for the nine months ended December 31, 2010, compared to $52.8 million for the same period in fiscal 2010. The net cash used in investing activities in both periods was related to the continuing construction of the Polysilicon Plant.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $151.2 million for the nine months ended December 31, 2010, compared to $42.4 million for the same period in fiscal 2010. The net cash provided by financing activities during the nine months ended December 31, 2010 was primarily due to loan proceeds received from China Construction Bank of $57.3 million, loan proceeds received from China Merchants Bank of $68.0 million, loan proceeds received from Industrial and Commercial Bank of China of $15.5 million and deposits received under polysilicon supply agreements of $13.2 million, offset by cash distributions to the minority investor of Hoku Solar Power I of $2.7 million.  The net cash provided by financing activities during the nine months ended December 31, 2009 was due to deposits received under polysilicon supply agreements of $39.0 million and cash contributions from the minority investor of Hoku Solar Power I of $3.6 million.

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

We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts.  We previously estimated the total cost for construction of approximately $410 million; however we have now determined that the total costs will be greater than our previous estimates.  Based on recent construction progress and discussions with our vendors, we now expect to incur approximately $600 million of costs before we can commence operation of the first 2,500 metric tons of production capacity.  We also expect to invest up to an additional $100 million to complete the second phase of construction, which will add an additional 1,500 metric tons of manufacturing capacity, and allow us to complete our planned on-site TCS plant.  Thus, our revised estimate for the full, planned 4,000 metric ton plant is now approximately $700 million.

The primary driver of the increase in costs is related to our engineering contract with Stone & Webster, Inc., and our construction contract with JH Kelly LLC as they are cost-plus contracts, rather than lump sum, or fixed cost contracts.  As such, there is no guaranteed maximum cost.  In addition, the estimated total cost increased in part by the fact that the construction schedule was expected to be approximately two years, but has instead been spread over four years with numerous starts and stops as a result of earlier challenges obtaining adequate financing in a timely manner.  Furthermore, construction of the Polysilicon Plant commenced prior to the completion of the detailed engineering work, which caused numerous changes in the design of the facility, further contributing to the increase in delays and construction costs.

In an effort to control costs, we have strengthened our internal management team to enable more detailed reviews and audits of all project expenses.  We have also engaged an independent engineer to assist with the monitoring and control of schedule and budget.  Any significant increase in the cost to complete the Polysilicon Plant could have a material adverse effect on our business, financial condition and results of operations.

We expect to complete the construction of the 2,500 metric ton per year plant, or Phase I, through the use of our available cash, the $19.5 million in loan proceeds which we received from ICBC in January 2011 and through additional debt supported by Tianwei.  Tianwei has agreed to use its reasonable best efforts to assist us in obtaining additional financing for any additional construction costs necessary to complete Phase I, for working capital needs and to purchase polysilicon from third-parties to meet our upcoming commitments, in return for fair compensation. We cannot be certain that we will reach an agreement with Tianwei regarding the appropriate compensation for Tianwei which could affect Tianwei's willingness to continue to assist us in obtaining necessary additional financing.

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

The amount we have secured is not sufficient to complete construction of the Polysilicon Plant, and should there be delays in securing additional financing, we may need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  If we are unable to secure additional financing or structure credit terms with our vendors, we would also need to curtail construction of the Polysilicon Plant in the fourth quarter of fiscal 2011.  If we have to curtail construction, our excess capital would primarily be used for interest and other financing costs related to our loans, reduce our current liabilities, purchase of third-party polysilicon and for working capital needs.

The issuance of additional equity and convertible debt instruments may result in additional dilution to our current stockholders and/or a change of control. If we raise additional funds through the issuance of convertible debt securities, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations. We may require additional capital beyond our currently forecasted amounts. Any required additional capital may not be available on reasonable terms, if at all. If we are unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned research, development and commercialization and manufacturing activities, which could harm our business.  Our forecasts of the period of time through which our financial resources will be adequate to support our operations are forward-looking statements and involve risks and uncertainties.  Actual results could vary as a result of a number of factors, including the factors discussed in Part II, Item 1.A. “Risk Factors.”

Contractual Obligations

The following table summarizes the contractual obligations that existed as of December 31, 2010. The amounts in the table below do not include time and materials contracts and incentive payments. In addition, the GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. contract for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors is to be paid in Euros and the contractual obligation is determined based on the Euro/U.S. dollar exchange rate, which was $1.33393/Euro as of December 31, 2010.   The agreement with Tianwei for training services is to be paid in Renminbi and the contractual obligation is determined based on the Renminbi/U.S. dollar exchange rate, which was $0.152/Renminbi as of December 31, 2010.

Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Construction in progress	$11,143	$11,143	$—	$—	$—
Equipment purchases	32,822	32,822	—	—	—
Supply purchases	21,014	15,282	2,757	2,975	—
Leases	687	235	452	—	—
Service agreements	387	387	—	—	—
Deposits – Hoku Materials	140,200	16,194	46,253	23,312	54,441

Total	$206,253	$76,063	$49,462	$26,287	$54,441

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

Stone & Webster, Inc. In August 2007, we entered into an Engineering, Procurement and Construction Management Contract with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering and procurement services for the construction of our Polysilicon Plant, which was amended in October 2007 by Change Order No. 1, again in April 2008 by Change Order No. 2, again in February 2009 by Change Order No. 3, and again in February 2010 by Change Order No. 4, which are collectively the Engineering Agreement.  Under the Engineering Agreement, S&W would provide the engineering services to complete the design and plan for construction of the Polysilicon Plant, along with procurement services.  S&W would be paid on a time and materials basis plus a fee for its services.

We suspended all work under the Engineering Agreement in July 2009.  In February 2010, work under the Engineering Agreement recommenced as agreed to in Change Order No. 4.  In December 2010, we and S&W agreed to Change Order No. 5 under the Engineering Agreement, or Change Order No. 5, to, among other things: (i) set forth a target delivery schedule, added scope of work, estimated budget to complete the work, and payment schedule, and (ii) provide additional engineers and personnel to meet the target delivery schedule.

During the nine months ended December 31, 2010, we made payments to S&W of $12.5 million, and as of December 31, 2010, we had paid S&W an aggregate amount of $58.3 million under the Engineering Agreement.

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

Pursuant to Change Order No. 5, we agreed among other things: (i) to change the date to complete construction for Partial Commercial Operation, or PCO (including the Schedule Incentive Completion Dates as amended and restated in Change Order Numbers 3 and 4) on or before December 31, 2010 for schedule and bonus purposes, (ii) that JH Kelly will use best efforts to attain PCO by that date with incremental funding from us in the amount of $55.8 million, (iii) that JH Kelly will aim to complete certain monthly milestones for the project for the period August 1, 2010 through December 31, 2010, (iv) that JH Kelly successfully completed and earned its $1.5 million bonus for the preliminary reactor installation, which will be paid in $375,000 increments tied to completion of the monthly milestones, and (v) that on or before August 31, 2010, Tianwei New Energy Holdings Co., Ltd. or we will secure a standby letter of credit in the amount of $20.0 million for the benefit of JH Kelly to provide a greater degree of certainty and security with respect to payment for the work. Due to certain scheduling and financing delays, JH Kelly and the Company are in discussions to update certain of these milestones.

During the nine months ended December 31, 2010, we made payments to JH Kelly of $85.9 million, which included the $1.5 million bonus for the preliminary reactor installation, and as of December 31, 2010, we paid JH Kelly an aggregate amount of $154.8 million under the JH Kelly Construction Agreement.

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

During the nine months ended December 31, 2010, we made payments to Dynamic of $1.9 million, and as of December 31, 2010, we had paid Dynamic an aggregate amount of $8.4 million under the Dynamic Agreement.

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

As of December 31, 2010, pursuant to the contract with GEC and MSA, we received all 16 hydrogen reduction reactors, eight hydrogenation reactors, and related equipment, at the Polysilicon Plant.

During the nine months ended December 31, 2010, we made payments to GEC and MSA of 3.3 million Euros or $4.3 million, and as of December 31, 2010, we paid GEC and MSA an aggregate amount of 19.0 million Euros or $26.7 million.

Idaho Power Company. We entered into an agreement with Idaho Power Company, or Idaho Power, to complete the construction of the electric substation to provide power for the Polysilicon Plant, or the Idaho Power Agreement.  As of December 31, 2010, we had paid an aggregate amount of $18.0 million to Idaho Power. The electric substation was completed in August 2009, and we were able to use its power during our polysilicon product demonstration in April 2010.

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

During the nine months ended December 31, 2010, we made payments to AEG of $4.5 million, and as of December 31, 2010, we had paid AEG an aggregate amount of $11.7 million.

Polymet Alloys, Inc. In November 2008, we entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal for use at the Polysilicon Plant. In May 2009, we entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  The term of the Amended Polymet Agreement is three years, commencing in calendar year 2011. Each year during the term of the Amended Polymet Agreement, Polymet has agreed to sell to us, and we have agreed to purchase from Polymet, no less than 65% of our annual silicon metal requirement.  Pricing is to be negotiated for each year of the Amended Polymet Agreement; however, if the parties are unable to agree on pricing for any year, or we have agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom we may seek to purchase silicon metal.  Either party may also terminate the Amended Polymet Agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of December 31, 2010, we had not made any payments to Polymet.

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

During the nine months ended December 31, 2010, we made payments to PVA of $1.0 million, and as of December 31, 2010, we had paid PVA an aggregate amount of $3.9 million.

BHS Acquisitions, LLC. In November 2008, we entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, for use in the Polysilicon Plant. The term of the agreement is eight years beginning on the date on which the first shipment of product is delivered to us. Each year during the term of the agreement, BHS has agreed to sell to us, and we have agreed to purchase from BHS, specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are scheduled to begin within four months after we provide written notice to BHS, and the aggregate net value of the HCl to be purchased by us under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of December 31, 2010, we had not provided notice to BHS to commence shipments, and had not made any payments to BHS.

Evonik Degussa Corporation.  In March 2010, we entered into an agreement with Evonik Degussa Corporation, or Evonik, for the supply of trichlorosilane, or TCS, for use in the manufacturing of polysilicon for a term of approximately one year ending in February 2011. Evonik has agreed to sell to us a minimum quantity of TCS during the initial term of the agreement.  Pricing is fixed based on the quantity supplied in each calendar month and based on our frequency of payment.  Pursuant to the agreement, Evonik is required to provide a minimum amount of TCS per calendar month, and it will use commercially reasonable efforts to provide additional quantities that we may request in addition to the monthly minimum amount.  We have not taken delivery of any TCS from Evonik and we are in discussions with Evonik to amend the agreement.

In April 2010, we paid Evonik a $100,000 deposit for the ISO containers that will transport the TCS to our facility in Pocatello, Idaho.  Evonik will return our deposit upon expiration of the initial term and completion of our obligations under the agreement; however, we expect the agreement to be amended.

During the nine months ended December 31, 2010, we paid $100,000 to Evonik for the container deposit, and as of December 31, 2010, we had paid Evonik an aggregate of $100,000 related to the sales agreement.

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

We entered the PV system installation business in fiscal year 2008.  Prior to April 1, 2010, due to the short period of time we were in the PV system installation business, we did not have the historical experience or the procedures in place to develop reasonably dependable estimates of costs and therefore utilized the completed contract method to record revenue for PV contracts.  Subsequent to this start up period, we have developed history and reliable processes and procedures of projecting and tracking contract fulfillment costs, in order to develop reasonably dependable estimates, which is required to use the percentage-of-completion method.  In applying the percentage-of-completion method, we determine the percentage of contract completion on the basis of engineering, labor, subcontractor and other installation costs and exclude material and other non-installation contract costs which are not considered the primary cost determinants in measuring the progress of the PV system contract.  Revenue and related costs are recognized proportionately based on the completion percentage of each project and considering the current estimate of remaining costs required to complete the project.

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

Stock-Based Compensation. We account for stock-based compensation arrangements using a fair value-based method, in which the fair value of stock options granted to our employees and non-employees is determined using the Black-Scholes pricing model, while the fair value of restricted stock awards is estimated based on the price of our stock on the date of grant. The Black-Scholes pricing model requires the input of several subjective assumptions including the expected life of the option and the expected volatility of the option at the time the option is granted. The fair value of our options, as determined by the Black-Scholes pricing model, is expensed over the requisite service period, which is generally five years for stock options.

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

Accounting for the Impairment or Disposal of Long Lived Assets.  As of December 31, 2010, primarily all of our long lived assets relate to the construction-in-progress of our polysilicon plant and PV systems. In accounting for long-lived assets, we must make estimates about the expected useful lives of the assets, the expected residual values of the assets and the potential for impairment based on the fair value of the assets and the cash flows they generate.

In estimating the lives and expected residual values of our long-lived assets, we primarily rely on our own industry experience, discussion with our customers and vendors, and other available marketplace information.  We also evaluate the carrying value of our long-lived assets whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a prolonged industry downturn, a significant decline in our market value, significant increases in the estimated costs to place our assets into service, or significant reductions in projected future cash flows.

Notes Payable and Warrant (Tianwei financing transaction). We account for the warrant and debt based on their relative fair values in proportion to the loan proceeds.  The fair value of the warrant was calculated using the Black-Scholes option pricing model.  The Black-Scholes pricing model requires the input of several subjective assumptions including the expected life of the warrant and the expected volatility of the warrant at the time the warrant was granted. The fair value of the debt was based on the present value of cash flows at the estimated market interest rate.

The assumptions used in calculating the warrant and debt represent our management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. In estimating market interest rate, we relied on available marketplace information of similar transactions.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, auction instruments, corporate and government bonds and certificates of deposit. These investments are generally short-term in nature and highly liquid.  As of December 31, 2010, we did not maintain any short-term investments.  Our cash and cash equivalents as of December 31, 2010 were $10.2 million.

All of our contracts are denominated in U.S. dollars, except for our contract with GEC and MSA, which is denominated in Euros, and our training services agreement with Tianwei, which is denominated in Renminbi.  Accordingly, we are subject to the then current spot rate between the US dollar and various foreign currencies at such time that a payment is required under invoices related to the GEC and MSA, and Tianwei contracts.

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

Risks Related to Our Business

We will need to secure additional financing in the future; and if we are unable to generate revenue or secure adequate funds on terms acceptable to us or at all, we will be unable to complete construction of our Polysilicon Plant and build our polysilicon business.

As of December 31, 2010, we had cash and cash equivalents on hand of $10.2 million and current liabilities of $48.5 million. Cash used in operations was approximately $6.6 million for the nine months ended December 31, 2010.

We will need additional financing to complete the construction of the Polysilicon Plant, and should there be delays in securing additional financing, we will need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  Reduction of expenditures could have a material adverse effect on our business. If we are unable to secure additional financing or structure credit terms with our vendors that are favorable to us, based on the current level of capital available to us, we may need to curtail construction of the Polysilicon Plant.  If we elect to curtail construction, we would not be able to produce our own polysilicon to meet the delivery requirements under certain or our polysilicon supply agreements.   In order to keep from breaching these contracts we anticipate needing to purchase polysilicon from third parties for delivery in March 2011 under certain of our polysilicon supply agreements.

The amount and timing of our future capital needs depend on many factors, including the timing of our polysilicon plant development efforts, and the amount and timing of any revenue we are able to generate. Given our current business strategy, however, we will need to secure additional financing in order to complete construction of our Polysilicon Plant.

We have already modified payment terms in purchase orders with some of our vendors, and are in negotiations with other vendors, to structure payment plans for amounts past due and to be invoiced in the future. In the event we are unable to meet our obligations under payment plans and other agreements, we will have to ask our vendors to forebear from enforcing one or more of their rights under their respective agreements.  There are no assurances that any of our vendors will agree to forebear or otherwise make any concessions under their respective agreements.  If any of our vendors seek to enforce our obligations under these agreements that we are unable to perform, which could include asserting and/or foreclosing on materialman’s and laborer’s liens on the Polysilicon Plant, or taking other legal action, it could materially harm our business, financial condition and results of operations and we may be forced to delay, alter or abandon our planned polysilicon business operations, which could have a material adverse effect on our business.

We need additional financing to complete the Polysilicon Plant, and we may be unable to raise this amount of capital on favorable terms or at all.

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

We previously estimated the total cost for construction of approximately $410 million; however we have determined that the total costs will be greater than our previous estimates. Based on recent construction progress and discussions with our vendors, we now expect to incur approximately $600 million of costs before we can commence operation of the first 2,500 metric tons of production capacity.  We also expect to invest up to an additional $100 million to complete the second phase of construction, which will add an additional 1,500 metric tons of manufacturing capacity, and allow us to complete our planned on-site TCS plant.  Thus, our revised estimate for the full, planned 4,000 metric ton plant is now approximately $700 million.

The primary driver of the increase in costs is related to our engineering contract with Stone & Webster, Inc., and our construction contract with JH Kelly LLC as they are cost-plus contracts, rather than lump sum, or fixed cost contracts.  As such, there is no guaranteed maximum cost.  In addition, the estimated total cost increased in part by the fact that the construction schedule was expected to be approximately two years, but has instead been spread over four years with numerous starts and stops as a result of earlier challenges obtaining adequate financing in a timely manner.  Furthermore, construction of the Polysilicon Plant commenced prior to the completion of the detailed engineering work, which caused numerous changes in the design of the facility, further contributing to the increase in delays and construction costs.

In an effort to control costs, we have strengthened our internal management team to enable more detailed reviews and audits of all project expenses.  We have also engaged an independent engineer to assist with the monitoring and control of schedule and budget. Any significant increase in the cost to complete the Polysilicon Plant could have a material adverse effect on our business, financial condition and results of operations.

We expect to complete the construction of the 2,500 metric ton per year plant, or Phase I, through the use of our available cash, the $19.5 million in loan proceeds which we received from ICBC in January 2011 and through additional debt supported by Tianwei.  Tianwei has agreed to use its reasonable best efforts to assist us in obtaining additional financing for any additional construction costs necessary to complete Phase I, for working capital needs and to purchase polysilicon from third-parties to meet our upcoming commitments, in return for fair compensation.

As previously disclosed, in our Form 10-Q for the quarter ended September 30, 2010, we have been discussing with Tianwei what would constitute fair compensation for Tianwei for the financial services it has been providing and will provide us. While the discussions are on-going, we expect to reach an agreement with Tianwei regarding the appropriate compensation amount during the fourth quarter of fiscal 2011 and believe this compensation may be in the form of common stock warrants.  To the extent common stock warrants are issued to Tianwei for its financial services it may significantly dilute the ownership of its stockholders other than Tianwei.  In addition, the issuance of fair compensation for providing the letters of credit to secure our loans could result in issuance costs and increase the amount of interest that we recognize. We cannot be certain that we will reach an agreement with Tianwei regarding the appropriate compensation for Tianwei which could affect Tianwei's willingness to continue to assist us in obtaining necessary additional financing.

Between May and December 2010, we entered into nine credit agreements.  We entered into six credit agreements with the New York branch of China Merchants Bank Co., Ltd. for $20.0 million, $10.0 million, $5.0 million, $10.0 million, $13.0 million, and $10.0 million, respectively.  In June and October 2010, we entered into a $28.3 million credit agreement with the New York branch of China Construction Bank and a $29.0 million credit agreement with the Singapore branch of China Construction Bank, respectively.   In December 2010, we entered into credit agreements of $15.5 million with the New York branch of Industrial and Commercial Bank of China.  In January 2011, we entered into a tenth credit agreement with the New York branch of Industrial and Commercial Bank of China for $19.5 million.  In February 2011, we entered into an eleventh credit agreement with New York Branch of CITIC Bank International Limited for $19.0 million. We are also expecting an additional $8.2 million in customer prepayments from our existing customers.  We will need additional capital to complete the construction. We plan on raising this money through one or more subsequent debt and/or equity offerings and possibly prepayments from new customer contracts.

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

We previously estimated the total cost for construction of approximately $410 million; however we have determined that the total costs will be greater than our previous estimates. Based on recent construction progress and discussions with our vendors, we now expect to incur approximately $600 million of costs before we can commence operation of the first 2,500 metric tons of production capacity.  We also expect to invest up to an additional $100 million to complete the second phase of construction, which will add an additional 1,500 metric tons of manufacturing capacity, and allow us to complete our planned on-site TCS plant.  Thus, our revised estimate for the full, planned 4,000 metric ton plant is now approximately $700 million.

The primary driver of the increase in costs is related to our engineering contract with Stone & Webster, Inc., and our construction contract with JH Kelly LLC as they are cost-plus contracts, rather than lump sum, or fixed cost contracts.  As such, there is no guaranteed maximum cost.  In addition, the estimated total cost increased in part by the fact that the construction schedule was expected to be approximately two years, but has instead been spread over four years with numerous starts and stops as a result of earlier challenges obtaining adequate financing in a timely manner.  Furthermore, construction of the Polysilicon Plant commenced prior to the completion of the detailed engineering work, which caused numerous changes in the design of the facility, further contributing to the increase in delays and construction costs.

In an effort to control costs, we have strengthened our internal management team to enable more detailed reviews and audits of all project expenses.  We have also engaged an independent engineer to assist with the monitoring and control of schedule and budget. Any significant increase in the cost to complete the Polysilicon Plant could have a material adverse effect on our business, financial condition and results of operations.

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

We will be required to procure third party polysilicon to meet our contractual delivery requirements in March 2011.  If we are unable to secure adequate quantities of solar-grade polysilicon on favorable terms by March 2011 and at the times needed, certain agreements could be terminated and our business will be materially harmed.

In the event that we do not secure additional financing or there are delays in securing financing and construction is curtailed, we will be required to procure third party polysilicon to meet our contractual delivery requirements.  If we are unable to secure adequate quantities of solar-grade polysilicon on favorable terms by March 2011 and at the times needed, certain agreements could be terminated and our business will be materially harmed. There are no assurances that we will be able to secure solar-grade polysilicon at the time and in the amounts needed on favorable terms. As we will be required to procure third-party polysilicon in the open market, our cost to purchase polysilicon could be in excess of our contractual sales prices and could result in losses or minimal or no profit at all. If we are unable to secure polysilicon on favorable terms and at the times needed, our business, financial condition and results of operations will be materially harmed.

As of December 2010, we have not entered into any agreements to purchase polysilicon and the current spot market prices are significantly greater than the prices at which our customers will be obligated to pay us.

We have a limited operating history and, in fiscal 2007, we decided to enter the photovoltaic system installation and polysilicon markets and to redirect efforts and resources that were historically directed toward the fuel cell market. If we are unable to generate significant revenue from our photovoltaic system installations and polysilicon segments, our business will be materially harmed.

We were incorporated in March 2001 and have a limited operating history. We have cumulative net losses since our inception through December 31, 2010. In fiscal 2007, we announced a change in our main business and our intention to form a polysilicon business through our subsidiary, Hoku Materials, and a photovoltaic, or PV, system installation business through our subsidiary Hoku Solar. The polysilicon business includes developing production capabilities for, and the eventual production of polysilicon. The PV systems installation business includes the design, engineering, procurement and installation of turnkey PV systems for residential and commercial customers.

We have no prior experience in the polysilicon business. In order to be successful, we are devoting substantial management time and energy and significant capital resources to develop this new business, including the construction of the Polysilicon Plant. We commenced construction in May 2007, and we produced our first product at our production demonstration in April 2010. We expect to begin commercial production of polysilicon beginning in the first half of fiscal year 2012, with full-scale production in the second half of fiscal 2012; however, there are no assurances that this schedule will not need to be further modified. We may need to purchase polysilicon from third parties in order to meet delivery schedules in order to avoid termination of one or more of our customer supply contracts.  In addition, delays in polysilicon shipments could result in the termination of a customer supply contract, which could require us to refund substantial amounts of prepayments made to us for future product deliveries. We have encountered, and expect that we will continue to encounter, significant challenges relating to our entry into the polysilicon industry and changes in that industry, including potentially significant increases in polysilicon supply and falling polysilicon prices. If we are unable to address these risks and other risks successfully, our business, financial condition and results of operations will be materially and adversely affected.

If any of our project engineering, construction, or key equipment vendors are late in providing their contract deliverables, we may be unable to complete the construction of the Polysilicon Plant and begin commercial shipments in the second half of calendar year 2011, or at all, which could materially harm our business.

We have contracts with Stone & Webster, Inc. JH Kelly, LLC, GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., AEG Power Solutions USA Inc., formerly known as Saft Power Systems USA, Inc., PVA Tepla Danmark, Polymet Alloys, Inc., BHS Acquisitions, LLC, Evonik Degussa Corporation, and our other vendors, contractors and consultants who are providing key services, equipment, and supplies for the engineering and construction of the Polysilicon Plant. We have experienced delays in the performance or delivery of these services, equipment, and goods under some of these agreements, which resulted in delays in our production schedule and increased our costs to construct the Polysilicon Plant.  If we experience additional delays in the performance or delivery of the services, equipment, or goods under any of these respective agreements, we may be unable to commence production of polysilicon in the second half of calendar year 2011, with full-scale production in the second half of calendar year 2011, or deliver the volume of polysilicon that is required under our polysilicon supply agreements.  If we are unable to meet these scheduling goals, our business, financial condition and results of operations will be materially and adversely affected.

If we are unable to secure adequate quantities of trichlorosilane on favorable terms and at the times needed, our business will be materially harmed.

We deferred capital expenditures by delaying construction of our on-site trichlorosilane, or TCS, production facility.  TCS is needed to produce polysilicon.  We have received shipments of small volumes of TCS from two suppliers for our initial polysilicon production, and are in discussions to procure TCS with various third parties.  We are in discussions with these third-party TCS producers for higher volume TCS supply contracts to enable us to execute this strategy. There are no assurances that we will be able to secure adequate TCS at the time and in the amounts required on favorable terms, or at all.  Failure to do so may prevent us from meeting certain milestones in our customer contracts or to meet our customer supply commitments and our business, financial condition and results of operations will be materially harmed.

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

Certain polysilicon producers have invested heavily in the expansion of their production capacities in view of the recent scarcity of solar-grade polysilicon. We currently expect significant additional capacity to come on-line in calendar year 2012, near the time when the Polysilicon Plant is scheduled to become fully operational. In addition, if an excess supply of electronic-grade polysilicon were to develop, producers of electronic-grade silicon could switch production to solar-grade polysilicon, causing the price of solar-grade polysilicon to decline more rapidly than we currently anticipate. The electronic-grade polysilicon market historically has experienced significant cyclicality; for example, that market experienced significant excess supply from 1998 through 2003. Moreover, the forecasted increases in polysilicon supply could also be exacerbated if the demand for polysilicon decreases significantly as a result of the introduction of new technologies that materially reduce or eliminate the need for polysilicon in producing effective PV systems.

If any of these events occur, they could result in an excess supply of solar-grade polysilicon and could suppress market prices for solar-grade polysilicon. Any such suppression of market prices for polysilicon would affect the price which we could expect to receive in selling our polysilicon in the spot market and could provide our customers with incentives to reconsider or renegotiate their long-term supply contracts with us to the extent the polysilicon deliverable under those contracts is priced above prevailing market prices. During fiscal year 2010, spot market prices of polysilicon decreased dramatically with an increase in supply, and further price declines are possible in calendar year 2011 as additional supply is forecasted to enter the market.  Further decreases in demand and polysilicon prices could materially harm our business, financial condition and results of operations.

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

Pursuant to our amended supply agreements with Suntech, Solarfun, Jinko, Tianwei, Solargiga and Alex, as of December 2010 we have received prepayments for future product deliveries of $2.0 million, $49.0 million, $20.0 million, $29.0 million, $20.2 million, and $20.0 million, respectively, for an aggregate amount of $140.2 million.  In addition, our customers have agreed to make additional prepayments of $8.2 million in conjunction with polysilicon deliveries.  Our amended supply agreements contain production and delivery milestones that, if not met, allow the counterparty to terminate the applicable amended supply agreement and require us to refund any prepayments received under that amended supply agreement. Our polysilicon delivery obligations to our customers currently commence as early as May 2011. We have been advised by certain customers that if we fail to deliver polysilicon in accordance with our supply agreements, which may include third-party polysilicon, they intend to terminate the supply agreement and seek a refund of their prepayment.  To the extent any amended supply agreement is terminated, we will not receive any further prepayments from the counterparty.  In addition, our prior failures to meet performance requirements and other obligations under our supply agreements have required us to renegotiate our supply agreements, which have resulted in new terms and conditions that increase our obligations or decrease the economic benefit of the supply agreement to us.

Pursuant to our supply agreements, we granted our customers a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligations under the related supply agreements.

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

In the event that any of the foregoing events occur, we could incur substantial losses as a result of injury or loss of life; severe damage or destruction of property, natural resources or equipment; pollution and other environmental damage; investigatory and clean-up responsibilities; regulatory investigation and penalties; suspension of operations; or repairs to resume operations.  If we experience any of these problems, our ability to conduct operations could be adversely affected.  These conditions can cause substantial damage to facilities and interrupt production.  If realized, the foregoing risks could have a material adverse effect on our business, financial condition and results of operations.

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

Our stock price is volatile and between April 1, 2010 and December 31, 2010, our stock had low and high sales prices in the range of $2.32 to $3.78 per share. During fiscal 2011, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

Tianwei’s voting control may discourage transactions involving a change of control of us, including transactions in which the holders of our common stock might otherwise receive a premium for their shares over the then current market price. Until one year from the close of the Tianwei financing transaction, which occurred in December 2009, Tianwei was prohibited from selling or transferring, directly or indirectly, 70% of its shares of common stock.  As of December 2010, Tianwei is no longer prohibited from selling a controlling interest in us to a third party, and may do so without stockholder approval and without providing for a purchase of other stockholders’ shares of common stock. Accordingly, our shares of common stock may be worth less than they would be if Tianwei did not maintain voting control over us.

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

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Credit Agreement, dated October 8, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch	8-K	000-51458	10.128	10/12/10

10.2	Reimbursement Agreement, dated October 8, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.129	10/12/10

10.3	Credit Agreement, dated October 18, 2010, between Hoku Corporation and China Construction Bank, Singapore Branch	8-K	000-51458	10.130	10/20/10

10.4	Reimbursement Agreement, dated October 18, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.131	10/20/10

10.5††	Amendment No. 5 to Second Amended and Restated Supply Agreement dated November 23, 2010 between Hoku Corporation and Solarfun Power Hong Kong Limited					*

10.6	Separation Agreement and Release dated November 30, 2010 between the Company and Karl Taft III	8-K	000-51458	10.132	12/03/10

10.7††	Change Order Number 5 to Engineering, Procurement & Construction Management Agreement, dated December 6, 2010, by and between Hoku Materials, Inc. and Stone & Webster, Inc.					*

10.8	Reimbursement Agreement, dated December 17, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.133	12/27/10

10.9††	Amendment No. 2 to Amended and Restated Supply Agreement dated December 18, 2010 between Hoku Corporation and Jinko Solar Company Limited					*

10.10	Credit Agreement, dated December 20, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.134	12/27/10

10.11	Credit Agreement, dated December 23, 2010, between Hoku Corporation and Industrial and Commercial Bank of China, Ltd., New York Branch.	8-K	000-51458	10.135	12/28/10

10.12	Reimbursement Agreement, dated December 23, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.136	12/28/10

10.13	Credit Agreement, dated January 10, 2011, between Hoku Corporation and Industrial and Commercial Bank of China, Ltd., New York Branch					*

10.14	Reimbursement Agreement, dated January 10, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.					*

10.15	Credit Agreement, dated February 7, 2011, between Hoku Corporation and CITIC Bank International Limited, New York Branch.					*

10.16	Reimbursement Agreement, dated February 7, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.					*

16.1	Letter from Ernst & Young LLP, dated December 3, 2010, to the United States Securities and Exchange Commission	8-K	000-51458	16.1	12/03/10

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification required of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1#	Form 10-Q Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

32.2#	Form 10-Q Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

††	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2011.

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

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Credit Agreement, dated October 8, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch	8-K	000-51458	10.128	10/12/10

10.2	Reimbursement Agreement, dated October 8, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.129	10/12/10

10.3	Credit Agreement, dated October 18, 2010, between Hoku Corporation and China Construction Bank, Singapore Branch	8-K	000-51458	10.130	10/20/10

10.4	Reimbursement Agreement, dated October 18, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.131	10/20/10

10.5††	Amendment No. 5 to Second Amended and Restated Supply Agreement dated November 23, 2010 between Hoku Corporation and Solarfun Power Hong Kong Limited					*

10.6	Separation Agreement and Release dated November 30, 2010 between the Company and Karl Taft III	8-K	000-51458	10.132	12/03/10

10.7††	Change Order Number 5 to Engineering, Procurement & Construction Management Agreement, dated December 6, 2010, by and between Hoku Materials, Inc. and Stone & Webster, Inc.					*

10.8	Reimbursement Agreement, dated December 17, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.133	12/27/10

10.9††	Amendment No. 2 to Amended and Restated Supply Agreement dated December 18, 2010 between Hoku Corporation and Jinko Solar Company Limited					*

10.10	Credit Agreement, dated December 20, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.134	12/27/10

10.11	Credit Agreement, dated December 23, 2010, between Hoku Corporation and Industrial and Commercial Bank of China, Ltd., New York Branch.	8-K	000-51458	10.135	12/28/10

10.12	Reimbursement Agreement, dated December 23, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.136	12/28/10

10.13	Credit Agreement, dated January 10, 2011, between Hoku Corporation and Industrial and Commercial Bank of China, Ltd., New York Branch					*

10.14	Reimbursement Agreement, dated January 10, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.					*

10.15	Credit Agreement, dated February 7, 2011, between Hoku Corporation and CITIC Bank International Limited, New York Branch.					*

10.16	Reimbursement Agreement, dated February 7, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.					*

16.1	Letter from Ernst & Young LLP, dated December 3, 2010, to the United States Securities and Exchange Commission	8-K	000-51458	16.1	12/03/10

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification required of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1#	Form 10-Q Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

32.2#	Form 10-Q Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

††	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

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