Form 10-Q/A
period 2010-09-30
Hoku Corp
filed 2011-02-18
CIK 1178336

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

Common Stock, par value $0.001 per share, outstanding as of February 18, 2011: 54,042,754

EXPLANATORY NOTE

Hoku Corporation (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the “Report”) for the sole purpose of including a redacted version of Exhibit 10.10 (Change Order No. 5 dated August 17, 2010 between Hoku Corporation and JH Kelly, LLC) which was inadvertently omitted from the Report.  Except for the foregoing, this Amendment No. 1 does not amend the Report in any way and does not modify or update any disclosures contained in the Report, which continues to speak as of the original date of the Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Report and the Company’s other filings made with the Securities and Exchange Commission subsequent to the Report.

Item 6.	EXHIBITS

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1	Credit Agreement, dated August 16, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.123	8/19/10

10.2	Credit Agreement, dated August 26, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.124	8/30/10

10.3	Reimbursement Agreement, dated August 26, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.125	8/30/10

10.4	Credit Agreement, dated September 16, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.126	9/17/10

10.5	Reimbursement Agreement, dated September 16, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.127	9/17/10

10.6	Credit Agreement, dated October 8, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.128	10/12/10

10.7	Reimbursement Agreement, dated October 8, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.129	10/12/10

10.8	Credit Agreement, dated October 18, 2010, between Hoku Corporation and China Construction Bank, Singapore Branch.	8-K	000-51458	10.130	10/20/10

10.9	Reimbursement Agreement, dated October 18, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.131	10/20/10

10.10†	Change Order No. 5 dated August 17, 2010 between Hoku Corporation and JH Kelly, LLC.					*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification required of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1#	Form 10-K Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	10-Q	000-51458	32.1	11/08/10

32.2#	Form 10-K Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	10-Q	000-51458	32.2	11/08/10

†
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q/A and have been filed separately with the Securities and Exchange Commission.

#
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q/A and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on  February 18, 2011.

HOKU CORPORATION

/s/ DARRYL S. NAKAMOTO
Darryl S. Nakamoto
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)

INDEX OF EXHIBITS

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1	Credit Agreement, dated August 16, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.123	8/19/10

10.2	Credit Agreement, dated August 26, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.124	8/30/10

10.3	Reimbursement Agreement, dated August 26, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.125	8/30/10

10.4	Credit Agreement, dated September 16, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.126	9/17/10

10.5	Reimbursement Agreement, dated September 16, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.127	9/17/10

10.6	Credit Agreement, dated October 8, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.128	10/12/10

10.7	Reimbursement Agreement, dated October 8, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.129	10/12/10

10.8	Credit Agreement, dated October 18, 2010, between Hoku Corporation and China Construction Bank, Singapore Branch.	8-K	000-51458	10.130	10/20/10

10.9	Reimbursement Agreement, dated October 18, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.131	10/20/10

10.10†	Change Order No. 5 dated August 17, 2010 between Hoku Corporation and JH Kelly, LLC.					*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification required of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1#	Form 10-K Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	10-Q	000-51458	32.1	11/08/10

32.2#	Form 10-K Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	10-Q	000-51458	32.2	11/08/10

†
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this Quarterly Report on Form 10-Q/A and have been filed separately with the Securities and Exchange Commission.

#
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-Q/A and will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.