Form 10-K
period 2011-03-31
Hoku Corp
filed 2011-07-15
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
Commission File Number: 000-51458

______________
HOKU CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	99-0351487
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
______________
1288 Ala Moana Blvd., Suite 220
Honolulu, Hawaii 96814
(Address of principal executive offices, including zip code)

(808) 682-7800
(Registrant’s telephone number, including area code)
______________

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.001 per share	The NASDAQ Stock Market, LLC (NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:   None
______________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Act). Yes   ☐      No   ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2010 was approximately $50.2 million (based on the closing sales price of the registrant’s common stock on September 30, 2010). Aggregate market value excludes an aggregate of 36,673,516 shares of common stock held by executive officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of April 30, 2011, 54,906,250 shares of the Registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Our fiscal year ends on March 31. We designate our fiscal year by the year in which that fiscal year ends; e.g., fiscal 2011 refers to our fiscal year ended March 31, 2011.

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

In September 2010, we elected to discontinue the operations of Hoku Fuel Cells.  However, we continue to maintain ownership of its intellectual property, including patents.

Hoku Materials

Hoku Materials was incorporated to manufacture polysilicon, a key material used in PV modules. In May 2007, we commenced construction of our planned polysilicon manufacturing facility in Pocatello, Idaho, which would be capable of producing 4,000 metric tons of polysilicon per year, or the Polysilicon Plant.  We expect to incur approximately $600 million of costs before we can commence operation of the first 2,500 metric tons of production capacity.  We also expect to invest up to an additional approximately $100 million to complete the second phase of construction, which will add an additional 1,500 metric tons of manufacturing capacity, and allow us to complete our planned on-site trichlorosilane plant, or TCS plant.  Accordingly, we currently estimate that the completion for the full, planned 4,000 metric ton Polysilicon Plant will cost approximately $700 million.  This estimate is based on our recent progress on construction and discussion with vendors; however, changes in costs, including costs in engineering contracts, modifications in construction timelines, delays in our construction schedule and other factors could cause the actual cost to significantly exceed our estimate. Any significant increase in the cost to complete the Polysilicon Plant could have a material adverse effect on our business, financial condition and results of operations

As of March 31, 2011, we have installed 16 Siemens-process reactors at the Polysilicon Plant and successfully produced polysilicon using two of the 16 reactors in a pilot production demonstration.  Contingent on securing additional financing, we expect to commission our reactors capable of producing 2,500 metric tons of polysilicon per annum and begin our first commercial shipment in the second half of calendar year 2011.  We intend to ramp-up production throughout calendar year 2012, during which we expect to reach full production capability.

Hoku Materials incurred an operating loss of $11.9 million and $4.1 million in fiscal 2011 and 2010, respectively, which is primarily comprised of costs related to our pilot polysilicon production, payroll, including stock compensation, professional fees and travel expenses. In addition, as of March 31, 2011, Hoku Materials has capitalized $478.5 million related to construction costs for the Polysilicon Plant and had received $140.2 million in customer deposits as prepayments under long-term polysilicon supply agreements.

Hoku Solar

Our goal is to be a leading provider of PV system installations. We plan to continue to focus on designing, engineering and installing turnkey PV systems and related services in Hawaii using solar modules purchased from third-party suppliers.

In addition to continuing to focus on our turnkey solar integration business in the coming fiscal year, we also plan to expand our focus on large-scale PV project development within Hawaii and elsewhere, including the U.S. mainland. This effort will be focused on leveraging our solar integration, project management and financing expertise to develop a portfolio of rooftop solar energy facilities and multiple utility-scale PV farms, which would generate solar power for sale to utilities and large industrial customers for use on their grids.

In December 2008, Hoku Corporation and UFA Renewable Energy Fund I, LLC, a Delaware limited liability company, or UFA established and capitalized Hoku Solar Power I, LLC, a California limited liability company, or Power I. Under the terms of the Power I Operating Agreement by and between the Hoku Corporation and UFA, or the Operating Agreement, we assigned the power purchase agreements, or PPAs, to Power I, which was created to own and operate each PV system and which will sell the electricity generated by the PV systems to the Hawaii State Department of Transportation, or DOT, at predetermined contract rates.  Under the terms of the PPAs, Power I is permitted to install, maintain and operate each of the seven planned energy systems on DOT facilities over a term of 20 years, commencing on the date that the system is operational for energy to be delivered to DOT.  All seven PV systems have been completed and transferred to Power I.

Hoku Solar recognized an operating profit of $41,000 for fiscal year 2011, as compared to an operating loss of $1.9 million for fiscal 2010.  The increase in operating profit was primarily due to PV system installations and sale of electricity to the Hawaii State Department of Transportation.

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

Polysilicon

Polysilicon is an essential raw material in the production of PV cells. Polysilicon is created by altering quartz or sand to produce solar-grade polysilicon or electronic-grade polysilicon. The key difference between solar-grade and electronic-grade polysilicon is the purity requirement. The purity requirement for solar-grade polysilicon is typically 99.9999%-99.999999% pure, while electronic-grade polysilicon tends to be at least 99.9999999% pure. The majority of polysilicon production begins with quartz or sand, which is refined into metallurgical-grade silicon, or MG-Si. MG-Si is then purified by various chemical processes into highly pure process chemicals, including silane and trichlorosilane, or TCS. There are two main technologies for producing polysilicon from silane and TCS: the Siemens reactor method and the fluidized bed reactor, or FBR method. In the Siemens reactor process, the silane or TCS gas is introduced into a thermal decomposition furnace (reactor) with high temperature polysilicon rods inside a jacketed bell jar. The silicon contained in the gas will deposit on the heated rods, which gradually grow until the desired diameter has been reached. The end product is in the form of rods or chunks of polysilicon. The technology in the Siemens reactor was developed in the late 1950’s, is widely implemented, accounting for a majority of the polysilicon production today, and currently produces a higher purity of material. In the FBR process, silane or TCS gas is introduced into a tube-like reactor in which small polysilicon granules are suspended in the gas stream, referred to as the fluidized bed. The silicon contained in the gas deposits on the surface of the hot granules in the bed until the desired diameter has been reached.

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

Hoku Materials

Business Strategy and Planned Polysilicon Product

Contingent on securing additional financing, we expect to commission our reactors capable of producing 2,500 metric tons of polysilicon per annum and begin our first commercial shipment in the second half of calendar year 2011.  We intend to ramp-up production throughout calendar year 2012, during which we expect to reach full production capability.

Financing Update

Overview

During fiscal year 2011, we obtained an aggregate of $194.3 million of debt financing through bank credit agreements to support our operations.  In April 2011 and June 2011, we also secured a $15.0 million and $24.7 million credit agreement from the New York Branch of Industrial and Commercial Bank of China, Ltd., New York Branch.  All of these credit agreements are secured by letters of credit provided by our majority stockholder, Tianwei New Energy Holding Co. Ltd., or Tianwei.  In addition, as of March 31, 2011, we are expecting an additional $8.2 million in customer prepayments from our existing customers, which are payable upon the achievement of polysilicon delivery milestones.  As of March 31, 2011, we have funded approximately $455.4 million of our Polysilicon Plant.  After considering our recently secured credit lines for $39.7 million and $8.2 million in expected prepayments as described more fully below, we still need to raise at least an additional $196 million to complete the construction of our Polysilicon Plant based upon our current estimate of $700 million to complete construction, which excludes our working capital needs.

We plan on raising this money through one or more subsequent debt and/or equity offerings.   We plan to continue to rely on Tianwei and its resources to finance our remaining construction and operating expenses.  However, we expect to compensate Tianwei for its collateral support. We have been discussing with Tianwei what would constitute fair compensation for Tianwei for the financial services it has been providing and will provide to us.  While the discussions are ongoing, we believe this compensation may be in the form of common stock warrants. To the extent common stock warrants are issued to Tianwei for its financial services it may significantly dilute the ownership of its stockholders other than Tianwei.  We expect to finalize the type of compensation and amount during the fiscal year 2012.

Tianwei has committed to provide us the financial support for our ongoing operations, planned capital expenditures and debt service requirements through at least April 1, 2012.

The following table describes the basic terms of our outstanding credit agreements:

Date of Credit Agreement	Lender	Principal Amount	Interest Rate	Maturity Date
May 24, 2010	China Merchants Bank Co., Ltd., New York Branch	$20,000,000	LIBOR Rate plus 2% or prime rate at our election for any portion not less than $1 million	May 24, 2012
June 30, 2010	China Construction Bank, New York Branch	$28,300,000	LIBOR Rate plus 1.875% or prime rate at our election for any portion not less than $1 million	June 15, 2012 or the 15th day prior to the expiration of the Letter of Credit.
August 16, 2010	China Merchants Bank Co., Ltd., New York Branch	$10,000,000	LIBOR Rate plus 2% or prime rate at our election for any portion not less than $1 million	August 16, 2012
August 26, 2010	China Merchants Bank Co., Ltd., New York Branch	$5,000,000	LIBOR Rate plus 2% or prime rate at our election for any portion not less than $1 million	August 24, 2012
September 17, 2010	China Merchants Bank Co., Ltd., New York Branch	$10,000,000	LIBOR Rate plus 2% or prime rate at our election for any portion not less than $1 million	September 16, 2013
October 8, 2010	China Merchants Bank Co., Ltd., New York Branch	$13,000,000	LIBOR Rate plus 2% or prime rate at our election for any portion not less than $1 million	October 18, 2013
October 19, 2010	China Construction Bank, Singapore Branch	$29,000,000	LIBOR Rate plus 2%.	About 3 years from first advance
December 20, 2010	China Merchants Bank Co., Ltd., New York Branch	$10,000,000	LIBOR Rate plus 2% or prime rate at our election for any portion not less than $1 million	December 20, 2013
December 23, 2010	Industrial and Commercial Bank of China Ltd., New York Branch	$15,500,000	LIBOR Rate plus 2.6%.	Earlier of December 23, 2013 or 10th business day prior to the date the Letter of Credit expires or terminates
January 10, 2011	Industrial and Commercial Bank of China Ltd., New York Branch	$19,500,000	LIBOR Rate plus 2.6%.	Earlier of January 10, 2014 or 10th business day prior to the date the Letter of Credit expires or terminates
February 7, 2011	CITIC Bank International Limited, New York Branch	$19,000,000	LIBOR Rate plus 2.5%.	Earlier of February 4, 2013 and the 15th business day prior to the date on which the first letter of credit expires or terminates
February 25, 2011	Bank of China, New York Branch	Lesser of $30,000,000 or the aggregate amount of letter of credit	LIBOR Rate plus 2.4%.	Earlier of February 25, 2014 and the 15th business day prior to the date on which the first letter of credit expires or terminates
April 7, 2011	Industrial and Commercial Bank of China Ltd., New York Branch	$15,000,000	LIBOR Rate plus 2.7%	Earlier of April 6, 2014 and the 10th business day prior to the date on which the letter of credit expires or terminates
June 2, 2011	Industrial and Commercial Bank of China Ltd., New York Branch	$24,700,000	LIBOR Rate plus 3.8%	Earlier of June 2, 2016, and the 10th business day prior to the date on which the letter of credit expires or terminates

In connection with the execution of each credit agreement described above, we also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei with respect to the negotiation, execution and performance of the letter of credit supporting each such credit agreement.  All of the credit agreements contain customary representations, warranties and covenants. For a more detailed description of each credit agreement, see “Management’s Discussion and Analysis—Hoku Materials”.

In accordance with Hoku Materials’ supply agreement with Hanwha SolarOne, or SolarOne, formerly known as Solarfun Power Hong Kong Limited, a subsidiary of Solarfun Power Holdings Co., Ltd., if we fail to commence the delivery of polysilicon by June 30, 2011, SolarOne shall have the right to terminate our supply agreement with SolarOne, in which event Hoku Materials would be obligated to repay SolarOne’s prepayments of $49 million under the supply agreement.  We did not make any shipments to SolarOne by June 30, 2011, and we are in discussions with SolarOne regarding a possible amendment of the agreement (see further discussion on SolarOne contract below).

In addition, we are in discussions with our other customers, including Wuxi Suntech Power Co., Ltd., Tianwei New Energy (Chengdu) Wafer Co., Ltd., regarding the extension of delivery dates beginning in June 2011 in our supply agreements.  Under the terms of all of our supply agreements, the failure to deliver polysilicon by the stated delivery dates will allow the customers to terminate the supply agreements, require the repayments of the deposits under the agreements, which in the aggregate amount to $140 million at March 31, 2011, which in turn could result in an event of default under our existing credit agreements with our third party lenders.  The event of default under our existing credit agreements could result in our lenders accelerating repayment of our third party debt, which we do not have the wherewithal to repay.  The third party credit agreements are all secured by standby letters of credit drawn by our majority shareholder, Tianwei, as collateral.  To the extent that the third party lenders accelerate repayment of the debt, Tianwei has provided a letter of commitment to us that it would not demand repayment from us until the original due dates of the third party credit agreements ranging from May 2012 through June 2016.
Tianwei New Energy Holding Co. Ltd.

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

In exchange for the issuance of 33,379,287 shares of our common stock, the existing polysilicon supply agreements with Tianwei were amended to reduce the aggregate secured prepayment amount by $50.0 million out of an aggregate of $79.0 million.  The amended supply agreements also provide for a reduced price at which Tianwei purchases polysilicon by approximately 11% in each year of the ten year agreement. Tianwei also agreed to loan us $50.0 million.  In January and March 2010, we received $20.0 million and $30.0 million, respectively, in loan proceeds.  The loans bear an annual interest rate of 5.94% and have a term of two years.  Pursuant to the loan agreement, we have pledged a security interest in all of our assets to Tianwei.  The $20.0 million and $30.0 million in loan proceeds become due in January and March 2012, respectively, with no penalty for earlier prepayment of principal, and interest payments are due quarterly.  In March 2011, Tianwei informed us that it will not require repayment of these loans until subsequent to April 1, 2012.  As of March 31, 2011, the entire $50.0 million was outstanding, and we are continuing our discussions with Tianwei to determine the date when these loans can be repaid.

Current Customers: Polysilicon Supply Agreements

Overview

As of March 31, 2011, we have polysilicon supply agreements with six leading solar companies for periods ranging from three to eleven years for the sale of up to approximately 34,100 metric tons of polysilicon, subject to meeting certain milestones and other conditions.  The terms of these agreements are described in more detail below.  Under each of these agreements, we have granted to the respective customer a security interest in all of our tangible and intangible assets related to our polysilicon business.  These security interests are subordinated to the Tianwei financing and any third-party debt secured to finance construction of the Polysilicon Plant.

Once our planned facility, which has been designed to produce up to 4,000 metric tons of polysilicon per year, is operating at full capacity, we expect that we will be able to meet the annual delivery requirements of our polysilicon sales contracts. In addition, through fiscal 2020, we project to have anywhere between approximately 500 to 1,500 metric tons of unallocated annual polysilicon production capacity from our planned production output of 4,000 metric tons per year.  This unallocated polysilicon may be sold under one or more new long-term contracts, reserved for strategic purposes, or sold on the spot market.  Through our polysilicon supply agreements, which contain among other things fixed prices for the sale of polysilicon, we are attempting to implement a pricing strategy that balances the goal of maximizing our profits while mitigating the risks that arise from the volatility of the polysilicon market. In our recent amendments to our supply agreements we have added or continued to provide for pricing flexibility for the later years of the supply agreements to protect ourselves against the supply agreements that require the sale of polysilicon at below market prices.

At this time, we do not believe that we will be able to fulfill our shipment obligations in calendar year 2011 to any of our customers.  We are in active discussions with each of them to amend our respective supply agreements.  Any amendment could result in new terms and conditions that increase our obligations or reduce the economic benefit of the supply agreement to us.  See “Risk Factor— If we are unable to renegotiate amendments to our supply agreements or if any of our supply agreements is terminated for any reason, our business will be materially harmed”.

The following describes in more detail our polysilicon supply agreements:

Wuxi Suntech Power Co. Ltd.  In June 2007, we entered into a fixed price, fixed volume supply agreement with Wuxi Suntech Power Co., Ltd., or Suntech, for the sale and delivery of polysilicon. The supply agreement has been subsequently amended in June 2010, pursuant to which we revised the first delivery of polysilicon products to Suntech in June 2011, and Suntech waived certain milestones required under the agreement. We also agreed to waive our right to prepayment of an additional $30.0 million, and Suntech may terminate the $30.0 million stand-by letter of credit previously issued by a bank in China.  The term of the agreement was shortened to one year and pricing was fixed for the term of the agreement.  The agreement will automatically renew with the same terms unless either party terminates the agreement.  If we fail to commence shipments by June 2011, then Suntech may terminate the supply agreement. We did not make any shipments to Suntech by June 2011, and we are in discussions with Suntech regarding a possible amendment of the agreement.

Upon Suntech’s termination of the agreement under certain circumstances, we are required to refund to Suntech all prepayments, which were $2.0 million as of March 31, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement for cause by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Hanwha SolarOne, formerly Solarfun Power Hong Kong Limited. In November 2007, we entered into a fixed price, fixed volume supply agreement with Hanwha SolarOne, or SolarOne, formerly known as Solarfun Power Hong Kong Limited, a subsidiary of Solarfun Power Holdings Co., Ltd., for the sale of polysilicon.  As of March 31, 2011, SolarOne has paid to us $49.0 million as a prepayment for future polysilicon product deliveries, and it is obligated to pay us an additional $6.0 million in prepayments.

The supply agreement was subsequently amended in November 2010, to provide that we will sell approximately 7,300 metric tons of polysilicon over an 11-year term, approximately 6,750 metric tons of which are to be shipped during the second through tenth year of the agreement.  The pricing under the agreement was adjusted such that it is fixed for the first five years  and thereafter will vary from year to year based on market pricing and negotiations between us and SolarOne.  The fixed pricing for the first five years of the supply agreement was a few dollars above the long-term contract prices then prevailing in the market and below the spot prices by a dollar amount that is in the low double digits.  If SolarOne fails to make any of the $6.0 million prepayment under the agreement, then the pricing adjustments shall not be effective.  We also agreed that the initial delivery date to avoid breach and termination would be extended to June 2011. We did not make any shipments to SolarOne by the June 2011 deadline, and we are in discussions with SolarOne regarding a possible amendment of our supply agreement.

Upon SolarOne’s termination of the agreement under certain circumstances, we are required to refund to SolarOne all prepayments made as of the date of termination, which were $49.0 million as of March 31, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Jinko Solar Co., Ltd.

In July 2008, we entered into a supply agreement with Jinko Solar Co., Ltd., formerly known as Jiangxi Jinko Solar Co., Ltd., or Jinko, for the sale and delivery of polysilicon.  In December 2010, we amended the supply agreement under which we will sell approximately 1,800 metric tons of polysilicon over a nine-year term.  The pricing under the agreement was adjusted such that it is fixed for the first five years and thereafter will vary from year to year based on market pricing and negotiations between us and Jinko.  The fixed pricing for the first five years of the supply agreement was a few dollars above the long-term contract prices then prevailing in the market and below the spot prices by a dollar amount that is in the low double digits.  We also agreed that the initial delivery date to avoid breach and termination would be extended to August 2011.  We do not anticipate making any shipments to Jinko by August 2011, and we are in discussions with Jinko regarding a possible amendment of the agreement.  As of March 31, 2011, Jinko has paid us a total cash deposit of $20.0 million as prepayment for future product deliveries.

Tianwei New Energy (Chengdu) Wafer Co., Ltd. In fiscal 2009, we entered into two fixed price, fixed volume supply agreements with Tianwei New Energy (Chengdu) Wafer Co., Ltd., or Tianwei Wafer, for the sale and delivery of polysilicon. In December 2009, we amended the agreements pursuant to which we converted $50.0 million of the total $79.0 million of prepayments previously paid into shares of our common stock and reduced the price at which Tianwei Wafer purchases polysilicon by approximately 11% per year.  The amount of polysilicon to be delivered remains unchanged and Tianwei Wafer is required to pay us an additional $2.0 million in prepayments; however, the total revenue for the polysilicon to be sold by us to Tianwei Wafer has been modified such that up to approximately $418.0 million may be payable to us during the ten-year term (exclusive of amounts Tianwei Wafer may purchase pursuant to its right of first refusal), subject to acceptance of product deliveries and other conditions.  Our failure to commence shipments of polysilicon by June 2011 constitutes a material breach by us under the terms of the agreement, among other circumstances.  However, we are in discussions with Tianwei Wafer regarding a possible amendment of the agreement.

Upon Tianwei Wafer’s termination of the agreements under certain circumstances, we are required to refund to Tianwei Wafer the $29.0 million in prepayments made as of March 31, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreements.  Upon a termination of the agreements by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreements

Wealthy Rise International, Ltd.  In September 2008, we entered into a fixed price, fixed volume supply agreement with Wealthy Rise International, Ltd., a wholly owned subsidiary of Solargiga Energy Holdings, Ltd., or Solargiga, for the sale of polysilicon.  In March 2010, we amended the agreement pursuant to which we agreed to sell to Solargiga specified volumes of polysilicon at a predetermined price over a three-year period beginning in calendar year 2011, subject to product deliveries and other conditions.   In June 2011, we amended the agreement pursuant to which we agreed to sell to Solargiga specified volumes of polysilicon at a predetermined price over a five-year period beginning in calendar year 2012, subject to product deliveries and other conditions.  The fixed pricing in this agreement was at the level of long-term contract prices prevailing in the market at the time of this amendment and below the spot prices by a dollar amount that is in the low double digits.  The pricing for the last two years of the five-year term may be adjusted based on market prices of polysilicon and negotiations between us and Solargiga. The aggregate amount that may be paid to us over the five-year term is $92.8 million, assuming no such pricing adjustment in the last two years occurs and without taking into account the prepayments already received by us. This amount is a reduction from the $455.0 million that would have been payable to us over a ten-year period under the original agreement.  The amendment also extended the date by which we were obligated to commence shipments of polysilicon from May 2011 to May 2012.  We also granted to Solargiga a warrant to purchase 1,196,581 shares of our common stock. The terms of the warrant include: (i) a per share exercise price equal to $2.75; and (ii) a five year term.

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

Solargiga has the right to terminate the amended agreement and recover any prepayments made if we have not commenced polysilicon shipments by September 30, 2012.  Upon Solargiga’s termination of the agreement under certain circumstances, we are required to refund to Solargiga all prepayments made as of the date of termination, which were $20.2 million as of March 31, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Shanghai Alex New Energy Co., Ltd. In February 2009, we entered into a supply agreement with Shanghai Alex New Energy Co., Ltd., or Alex, for the sale and delivery of polysilicon.  In January 2011, we entered into Amendment No. 2 to Supply Agreement with Alex, or Amendment No. 2, which provides for a pricing adjustment such that pricing is fixed for the first three years and thereafter will vary from year to year based on market pricing and negotiations between us and Alex.  The fixed pricing for the first three years of the supply agreement was at the level of the long-term contract prices prevailing in the market at the time of the amendment and below the spot prices by a dollar amount that is in the low double digits.  Under Amendment No. 2, we have an obligation to use commercially reasonable efforts to make our first shipment to Alex by March 31, 2011, and if we did not do so within a certain number of days after the scheduled delivery date, we would provide Alex with a purchase price adjustment. As of March 31, 2011, we did not make our first shipment and as a result the purchase price was adjusted accordingly.  Furthermore, if we have not made our initial shipment of product on or before September 30, 2011, Alex will have the right to terminate the agreement.

Upon Alex’s termination of the agreement under certain circumstances, we are required to refund to Alex all prepayments made as of the date of termination, which were $20.0 million as of March 31, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Hoku Solar

Business Strategy and PV Products

Our goal is to be a leading provider in PV system installations and PV project development. We plan to continue to focus on designing, engineering and installing turnkey PV systems and related services in Hawaii using solar modules purchased from third-party suppliers and to develop projects.

In addition to continuing to expand our turnkey solar integration business in the coming fiscal year we also plan to expand our focus on large-scale PV project development within the State of Hawaii and elsewhere, specifically the U.S. mainland. This effort will be focused on leveraging our solar integration, project management and financing expertise to develop a portfolio of rooftop solar energy facilities and multiple utility-scale PV farms which would generate solar power for sale to utilities and large industrial customers for use on their grids.

As of March 31, 2011, we had approximately $1.0 million in PV system installation and/or related services under contract that we expect to complete in fiscal 2012.  In addition, we will continue to generate revenue from the sale of electricity through power purchase agreements, or PPAs, on the seven PV systems we installed for the Hawaii State Department of Transportation, or DOT, at predetermined contract rates.

Our solar integration business remains focused on the turnkey delivery of commercial, industrial and utility-scale PV projects, both roof- and ground-mounted. For example, in conjunction with James Campbell Company, LLC, and Forest City Sustainable Resources, LLC, we continue our efforts to advance the development of the Kapolei Sustainable Energy Park, a ground-mounted PV system which would be capable of generating between 800 and 1,300 kilowatts of peak DC power.

Furthermore, we also intend to expand our project development service offering.  We are in various stages of providing PV design and advisory services for select clients, several of whom have a nationwide real estate footprint.  To this end, we are working proactively with our customers and each island's utility company to systematically address the myriad technical and business challenges facing prospective solar investors and PV system hosts in Hawaii. We are also pursuing opportunities to expand Hoku Solar on the U.S. mainland.

Backlog

As of March 31, 2011, we have entered into PV system installation and other related service contracts that we have not completed; however, we do not have a backlog.

Sales and Marketing

Hoku Materials is offering to sell polysilicon for use in the production of solar modules.  We are in the process of constructing our Polysilicon Plant and do not expect to have polysilicon available until the second half of calendar year 2011.

Hoku Solar is offering the sale and installation of our turnkey PV systems and related services or the option of a PPA, where we would install and own the solar system and the end user would pay us for the electricity produced under a long-term contract.

Intellectual Property

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

We have selectively pursued patent applications in order to protect our technology, inventions and improvements related to our fuel cell products.  As of March 31, 2011, Hoku Fuel Cells had insignificant activity primarily associated with patent applications in order to protect our technology, inventions and improvements related to our fuel cell products.

Manufacturing

Hoku Materials

We installed the first 16 out of a planned total order of 28 Siemens-process reactors at the Polysilicon Plant, and as of March 31, 2011, we have successfully produced polysilicon using two of the 16 reactors in a pilot production demonstration. We produced the material after completing a comprehensive system commissioning protocol, which culminated in deposition runs in two of our installed polysilicon reactors. The primary purpose of the testing was to confirm system integrity and validate operating procedures.

Contingent on financing, we plan to install and commence commercial production runs on the first 16 deposition reactors, which are capable of producing 2,500 metric tons of polysilicon per annum, beginning in the second half of calendar year 2011.  We plan to continue on-site construction to complete the installation of the final 12 polysilicon reactors throughout calendar year 2012, which will bring our on-site reactor total to the full planned complement of 28 units, or 4,000 metric tons of polysilicon per annum.  We will continue to use TCS procured from outside sources to manufacture solar-grade polysilicon in our Siemens reactors until the construction of our TCS is completed, which is expected to be completed in the first half of calendar 2012.  Assuming we receive the necessary additional financing, we believe we will be able to meet our customer deliveries and ramp-up to full capacity by the end of calendar year 2012.

We will need additional financing to complete the construction of the Polysilicon Plant, and should there be delays in securing additional financing, we may need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  If we are unable to secure additional financing or structure credit terms with our vendors, we may need to curtail construction of the Polysilicon Plant.  If we elect to curtail construction, we would not be able to produce our own polysilicon to meet the delivery requirements under certain polysilicon agreements.  We were required to make polysilicon deliveries beginning in June 2011 in order to keep from breaching these contracts; however, we are in discussions with our customers regarding possible amendments of the agreements.  If we are unable to produce our own polysilicon and are unable to amend our existing contracts, we may need to purchase between 1,000 to 1,500 metric tons of polysilicon to meet the minimum delivery requirements of our polysilicon contracts during fiscal 2012.  As of June 2011, we believe that if we are able to secure polysilicon at the current spot market price, the revenue from the 1,000 to 1,500 metric tons we may need to deliver during fiscal 2012 will result in a loss on the subsequent sale of polysilicon under our current polysilicon agreements.   As of June 2011, we have not entered into any agreements to purchase polysilicon and as a result we cannot guarantee we will be able to purchase polysilicon at current prices.

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

Stone & Webster, Inc.  In August 2007, we entered into an Engineering, Procurement and Construction Management Contract with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering and procurement services for the construction of our Polysilicon Plant, which was amended in October 2007 by Change Order No. 1, again in April 2008 by Change Order No. 2, again in February 2009 by Change Order No. 3, again in February 2010 by Change Order No. 4, and again in December 2010 by Change Order No. 5, which are collectively the Engineering Agreement.  Under the Engineering Agreement, S&W would provide the engineering services to complete the design and plan for construction of the Polysilicon Plant, along with procurement services.  S&W would be paid on a time and materials basis plus a fee for its services.

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

Pursuant to Change Order No. 5, we agreed among other things: (i) to change the date to complete construction for Partial Commercial Operation, or PCO (including the Schedule Incentive Completion Dates as amended and restated in Change Order Numbers 3 and 4) on or before December 31, 2010 for schedule and bonus purposes, (ii) that JH Kelly will use best efforts to attain PCO by that date with incremental funding from us in the amount of $55.8 million, (iii) that JH Kelly will aim to complete certain monthly milestones for the project for the period August 1, 2010 through December 31, 2010, (iv) that JH Kelly successfully completed and earned its $1.5 million bonus for the preliminary reactor installation, which will be paid in $375,000 increments tied to completion of the monthly milestones, and (v) that on or before August 31, 2010, Tianwei or we will secure a standby letter of credit in the amount of $20.0 million for the benefit of JH Kelly to provide a greater degree of certainty and security with respect to payment for the work. The JH Kelly Construction Agreement does not provide for a fixed cost or guaranteed completion date for construction of the Polysilicon Plant. Due to overall scheduling delays and cost overruns for the completion of the Polysilicon Plant, we have limited JH Kelly’s scope of work to the completion of a few key areas in the Polysilicon Plant, and have commenced a bidding process for new contracts that we believe will enable us to better control the budget and schedule for completion of the remaining work.

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

As of March 31, 2011, pursuant to the contract with GEC and MSA, we received all 16 hydrogen reduction reactors, eight hydrogenation reactors, and related equipment, at the Polysilicon Plant.

Idaho Power Company.  We entered into an agreement with Idaho Power Company, or Idaho Power, to complete the construction of the electric substation to provide power for the Polysilicon Plant, or the Idaho Power Agreement.  The electric substation was completed in August 2009, and we were able to use its power during our polysilicon product demonstration in April 2010.

We also entered into an Electric Service Agreement with Idaho Power, or the ESA, for the supply of electric power and energy to us for use in the Polysilicon Plant, subject to the approval of the Idaho Public Utilities Commission, or the PUC. The term of the ESA is four years, beginning in June 2009 and will expire in May 2013. During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to us at certain fixed rates, which are subject to change only by action of the PUC.  After the initial term of the ESA expires, either we or Idaho Power may terminate the ESA without prejudice.  If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to us.  Beginning in May 2011, we are required to make a minimum monthly payment ranging between $1.1 million and $1.9 million per month until October 2011.

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

Polymet Alloys, Inc. In November 2008, we entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to us for use at the Polysilicon Plant. In May 2009, we entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  The term of the Amended Polymet Agreement is three years, commencing in 2010. Each year during the term of the Amended Polymet Agreement, Polymet has agreed to sell to us no less than 65% of our annual silicon metal requirement.  Pricing is to be negotiated annually; however, if the parties are unable to agree on pricing for any year, or the we have agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom we may seek to purchase silicon metal.  Either party may also terminate the Amended Polymet Agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of March 31, 2011, we had not made any payments to Polymet.

PVA Tepla Danmark. In April 2008, we entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for the Project. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to our end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total fees payable to PVA is approximately $6 million, which is payable in four installments, the first of which was made in August 2008. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.  In May 2011, we amended this agreement to restructure the payment terms with PVA as follows: (i) in May 2011, we paid $2.1 million; (ii) upon the earlier of successful acceptance testing at the Polysilicon Plant and July 31, 2011, we shall pay the amount of $318,000; (iii) upon the earlier of six months after the date of commissioning and December 31, 2011, we shall pay the amount of $318,000.  In June 2011, we amended this agreement to deliver a letter of credit in July 2011 in the amount of $636,000.

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

Evonik Degussa Corporation.  In March 2010, we entered into an agreement with Evonik Degussa Corporation, or Evonik, for the supply of TCS for use in the manufacturing of polysilicon for a term of approximately one year ending in February 2011. In April 2010, we paid Evonik a $100,000 deposit for the ISO containers that will transport the TCS to our facility in Pocatello, Idaho.  In February 2011, we amended this agreement to extend the term of the agreement to November 2011.  Under the amended agreement, Evonik has agreed to sell to us a minimum quantity of TCS during the term of the agreement.  Pricing is fixed based on the quantity supplied in each calendar month and based on our frequency of payment.  Pursuant to the agreement, Evonik is required to provide a minimum amount of TCS per calendar month, and it will use commercially reasonable efforts to provide additional quantities that we may request in addition to the monthly minimum amount.

Supplier Relationships

We utilize solar modules purchased through our supply relationship with Suntech and Sanyo Electric Co., Ltd. for our PV system installations. We are also an authorized dealer of SunPower commercial equipment, and from time to time purchase PV modules from other manufacturers. As we grow our PV business, we expect to work more closely with Tianwei to utilize their PV modules on our projects.  Inverters and balance of system (BOS) equipment are sourced from a wide variety of market-leading vendors. We have structured our agreements as firm purchase orders at a predetermined price or non-binding forecasts of our annual or quarterly product needs to our suppliers, and then periodically issue purchase orders for specific projects. These suppliers are generally under no legal obligation to supply solar modules until they have accepted our purchase orders.

Competition

Hoku Materials

In the polysilicon market, we will compete with companies such as Hemlock Semiconductor Corporation, Renewable Energy Corporation ASA, Mitsubishi Polycrystalline Silicon America Corporation, Mitsubishi Materials Corporation, Tokuyama Corporation, MEMC Electronic Materials, Inc., OCI Company Ltd., GCL-Poly, LDK Solar Co. Ltd., and Wacker Chemie AG. In addition, new companies are emerging in China, Korea, India, Europe, Brazil, Australia, North America, and the Middle East, and new technologies, such as fluidized bed reactors, are emerging which may have significant cost and other advantages over the Siemens process we are planning to use to manufacture polysilicon. These competitors may have longer operating histories, greater name recognition and greater financial, sales and marketing, technical and other resources than us. If we fail to compete successfully, we may be unable to successfully enter the market for polysilicon.

After a period of polysilicon supply shortages, an essential raw material in the production of PV modules, overall polysilicon supply increased in fiscal 2010 and 2011.  It is expected to continue to increase for a longer period, with the possibility of an oversupply of polysilicon in fiscal 2012 or 2013. In the near term, however, we believe that the demand for polysilicon will support further competition in the polysilicon market. Increasing polysilicon supply, however, has and will continue to suppress spot market prices, which could adversely affect our ability to secure additional long-term supply contracts, or to secure such contracts on favorable terms.

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

Government Regulation

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

In fiscal 2011, Hawaii’s Public Utilities Commission, or PUC, issued a decision and an order outlining the general principles for the creation of a statewide feed-in tariff.  The PUC has not set tariff prices yet, but it did set project size limitations.  Based on available information, developers expect to be able to enter 20-year agreements, during which time they will be guaranteed a specified price for the electricity generated by their PV systems. The feed-in tariff is expected to reduce development risk and improve project timelines by streamlining the utility’s procurement mechanism and guaranteeing future payments.

In early 2011, the state legislature in Hawaii issued a bill to temporarily suspend a general excise tax exemption for contractors.  The exemption allows primary contractors to deduct amounts of sales taxes paid to subcontractors from gross receipts when calculating their general excise tax liability.  This proposal would temporarily suspend this exemption to contractors within the State of Hawaii, and if enacted, could result in the payment of higher excise taxes.

Financial Information by Business Segment and Geographic Data

In fiscal 2011, revenue was $ 3.6 million compared to $2.6 million for fiscal 2010. Revenue for fiscal 2011 was primarily comprised of PV system installations and related services for Diagnostic Laboratory Services, Inc. and the sale of electricity to the State of Hawaii Department of Transportation.  Revenue for fiscal 2010 was primarily comprised of PV system installations and related services for Namalu LLC, Nan, Inc and Henkels & McCoy and the sale of electricity to the State of Hawaii Department of Transportation.  In fiscal 2009, 100% of our total revenue was from our PV system installations and other related services and the resale of solar inventory primarily from our contracts with Paradise Beverages, Inc., and Resco, Inc.  In fiscal 2011, 2010 and 2009, all of the revenue was generated from customers in the United States.

Employees

As of March 31, 2011, we had 129 employees, consisting of 111 in Hoku Materials, 9 in Hoku Solar and the remaining 9 employees are general administrative employees in Hoku Corporation that provide support for all divisions, public company requirements and other corporate initiatives.

Executive Officers of the Company

Our executive officers and their ages and positions as of March 31, 2011, were as follows:

Name	Age	Position
Scott B. Paul	37	Chief Executive Officer and Director
Dr. Xiaoming Yin	48	President
Dr. Tao Zhang	38	Interim President of Hoku Materials, Inc. and Director
Darryl S. Nakamoto	37	Chief Financial Officer, Treasurer and Secretary
Jerrod Schreck	37	Chief Strategy Officer

Scott B. Paul has served as our Chief Executive Officer and member of our board of directors since April 2010.  He served as our President from April 2010 until February 2011 and as our Chief Operating Officer from November 2008 to March 2010.  Previously, he served as Vice President, Business Development and General Counsel from July 2003 to November 2008. Mr. Paul was also our Secretary from November 2004 to March 2005. From June 2002 to June 2003, Mr. Paul was Associate General Counsel and Director of Business Development at Read-Rite Corporation, a component supplier for hard disk and tape drives. From April 2000 to June 2002, he was an attorney in the Business and Technology Group at Brobeck, Phleger & Harrison LLP, a law firm. From October 1999 to April 2000, Mr. Paul was an attorney in the Business Solutions Group at Crosby, Heafey, Roach & May, LLP (now Reed-Smith), a law firm, and from October 1998 to October 1999, he was an attorney at Ropers, Majeski, Kohn & Bentley, a law firm. Mr. Paul has a B.A. in Psychology from the University of California, Los Angeles and a J.D. from Santa Clara University School of Law.

Dr. (Jeremy) Xiaoming Yin has served as our President since February 2011.  He serves as the founder and managing director of SinoTransPacific Ventures, a cross-border private equity investment advisory firm headquartered in Los Angeles that focuses on clean technologies. From 2000 to 2007, Dr. Yin was a founding member and Vice President at LightCross, Inc., a California-based manufacturer of optical networking and switching components, which was merged with Arroyo Optics in 2005 to form Kotura, Inc. Subsequent to the acquisition of LightCross, Dr. Yin served in a variety of executive roles at Kotura, Inc. From 1996 to 2000, Dr. Yin served as the program manager and technical staff at the IBM, Siemens, Toshiba Development Alliance in East Fishkill, New York.  Dr. Yin has a bachelor's degree from the University of Science and Technology of China, an M.B.A. from UCLA Anderson School of Management, and a Ph.D. in semiconductor physics from the City University of New York.

Dr. (Mike) Tao Zhang has served as the Interim President of Hoku Materials, Inc. since October 2010.  He has served as a member of our Board of Directors since July 2010. Since 2009, Dr. Zhang has served as Vice General Manager of Tianwei New Energy Holdings Co., Ltd. (“Tianwei”). From 2007 to 2009, he served as the Senior Manager/Director of Spansion Inc., a public company in the semiconductor industry by Fujitsu and AMD. From 2002 to 2007, he served as Senior Automation Engineer, Flash Factory IE Manager, Systems IE Manager, Department Manager, and Staff Technologist for Intel.  From 1998 to 2002, he was a Postdoctoral Research Fellow at the University of California, Berkeley.  He is Co-Chair of an IEEE Technical Committee and the recipient of an IEEE Early Career Award and the IIE Outstanding Young Industrial Engineer Award. He is also listed in Marquis Who’s Who in the World, invited to Asia 21 Young Leader Summit, and selected to the China Global Expert Recruitment program. Dr. Zhang is also the Director and Executive Vice President of the US-China Green Energy Council, which promotes the expansion of public and private cooperative relationships in the solar industry between the United States and China, and he is currently in charge of Tianwei’s photovoltaic module sales and marketing efforts in North America.  Dr. Zhang has an M.S. and a Ph.D. degree, as well as a Management of Technology certificate, from the Haas School of Business and the College of Engineering, all at the University of California, Berkeley.

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

Jerrod Schreck has served as our Chief Strategy Officer since April 2010.  He served as our Vice President of Business Development from July 2009 to March 2010.  Previously, he served as our Director of Business Development from June 2008 to July 2009. From November 2006 to May 2008, Mr. Schreck was Development Director and Strategic Projects Manager at the Nature Conservancy of Hawaii, an international non-profit conservation organization. From March 2006 to November 2006, he was an Associate at Sennet Capital, LLC, a merchant bank in Honolulu, Hawaii, providing strategic, financial and M&A advisory services. From August 1995 to March 2006, Mr. Schreck served as an officer in the U.S. Navy, resigning his commission as a Lieutenant Commander. Prior to concluding his active duty service, Mr. Schreck served as Chief Engineer in USS RUSSELL (DDG 59), a destroyer, and as Material Officer at Destroyer Squadron 31, a Pearl Harbor-based operational command responsible for the combat readiness of eight U.S. warships. Mr. Schreck has a Master’s degree as an Olmsted scholar and a B.S. from Cornell University

Available Information

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

As of March 31, 2011, we had cash and cash equivalents on hand of $18.4 million and current liabilities of $53.0 million. Cash used in operations was approximately $9.6 million for the fiscal year ended March 31, 2011.

Our planned entry into the polysilicon market will require us to spend significant sums to support the construction of the Polysilicon Plant, purchase capital equipment, fund new sales and marketing efforts, pay for additional operating costs and significantly increase our headcount. As a result, we expect our costs to increase significantly, which will result in further losses before we can begin to generate significant operating revenue from our Hoku Materials division.

We will need additional financing to complete the construction of the Polysilicon Plant, and should there be delays in securing additional financing, we will need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  Reduction of expenditures could have a material adverse effect on our business. If we are unable to secure additional financing or structure credit terms with our vendors that are favorable to us, based on the current level of capital available to us, we may need to curtail construction of the Polysilicon Plant.  If we elect to curtail construction, we would not be able to produce our own polysilicon to meet the delivery requirements under certain or our polysilicon supply agreements.   In order to avoid breaching these contracts we anticipated needing to purchase polysilicon from third parties for delivery in June 2011 under certain of our polysilicon supply agreements unless we were able to successfully negotiate amendments to these agreements.

Since the beginning of fiscal year 2011, we have entered into 14 bank credit agreements that provided us an aggregate of $234 million to fund our operations. For a description of these credit agreements, see table under “Business—Hoku Materials—Financing Update—Overview.”  We are also expecting an additional $8.2 million in customer prepayments from our existing customers.  We will need additional capital to complete the construction of the Polysilicon Plant, and we plan on raising this money through one or more subsequent debt and/or equity offerings and possibly prepayments from new customer contracts.  We cannot be certain that we will be able to obtain equity or debt financing in time to enable us to meet our current construction schedule, on terms acceptable to us, or at all.

We currently expect to complete the construction of the 2,500 metric ton per year plant, or Phase I, through the use of our available cash, the loan proceeds we received from credit agreements, and through additional debt supported by our majority stockholder, Tianwei.  Tianwei has agreed to assist us in obtaining additional financing for any additional construction costs necessary to complete Phase I, for working capital needs and to purchase polysilicon from third parties to meet our upcoming commitments, in return for fair compensation.  As previously disclosed, we have been discussing with Tianwei what would constitute fair compensation for Tianwei for the financial services it has been providing and will provide us. While the discussions are on-going, we expect to finalize the type of compensation and amount during the fiscal year 2012.  We also believe this compensation may be in the form of common stock warrants.  To the extent common stock warrants are issued to Tianwei for its financial services it may significantly dilute the ownership of its stockholders other than Tianwei.  In addition, the issuance of fair compensation for providing the letters of credit to secure our loans could result in issuance costs and increase the amount of interest that we recognize. We cannot be certain that we will reach an agreement with Tianwei regarding the appropriate compensation for Tianwei which could affect Tianwei's willingness to continue to assist us in obtaining necessary additional financing.

If we are unable to renegotiate amendments to our supply agreements or if any of our supply agreements is terminated for any reason, our business will be materially harmed.

Pursuant to our existing supply agreements with Suntech, Hanwha SolarOne, Jinko, Tianwei, Solargiga and Alex, as of March 31, 2011, we have received prepayments for future product deliveries of $2.0 million, $49.0 million, $20.0 million, $29.0 million, $20.2 million, and $20.0 million, respectively, for an aggregate amount of $140.2 million.  In addition, our customers have agreed to make additional prepayments of $8.2 million in conjunction with polysilicon deliveries.  Our supply agreements contain production and delivery milestones that, if not met, allow the counterparty to these agreements and require us to refund any prepayments received under such agreements. We were obligated to commence delivery of polysilicon to our customers beginning in June 2011 under these agreements. However, we did not make shipments to our customers within the timeline required under these supply agreements, and we are in discussion with them to amend the supply agreements to extend the delivery dates or change other terms in order avoid a breach of the supply agreements.   We have been advised by certain customers that if we fail to deliver polysilicon in accordance with our supply agreements, which may include third-party polysilicon, they intend to terminate the supply agreement and seek a refund of their prepayment.  There are no assurances that we will be successful in renegotiating amendments to any of the supply agreements, and failure to do so would result in the termination of the agreement, which will materially harm our business.

To the extent any supply agreement is terminated for any reason, we will not receive any further prepayments from the counterparty.  In some circumstances we will be required to refund prepayments received under any terminated amended supply agreement and will not receive promised additional prepayments, and consequently we will need to secure new funds to cover the refund obligation and to provide adequate financing for the completion of the construction of our Polysilicon Plant. Securing new funds may delay the anticipated timing of completion of the Polysilicon Plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the amended supply agreements, or at all. If we are unable to secure new funds, we will not be able to complete construction of the Polysilicon Plant, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

Furthermore, pursuant to these supply agreements, we granted our customers a security interest in all of our tangible and intangible assets related to our polysilicon business to serve as collateral for our obligations under the related supply agreements.  Accordingly, if we are unable to renegotiate amendments to avoid a breach of the supply agreements, our customers may seek to recover their losses by sales or foreclosure of substantially all of our assets, which could force us to cease operations.

Under the supply agreement with Hanwha SolarOne, or SolarOne, formerly known as Solarfun Power Hong Kong Limited, a subsidiary of Solarfun Power Holdings Co., Ltd., if we fail to commence the delivery of polysilicon by June 30, 2011, SolarOne will have the right to terminate our supply agreement with SolarOne, in which event Hoku Materials would be obligated to repay SolarOne’s prepayments under the supply agreement.  We did not make any shipments to SolarOne by June 30, 2011, and we are in discussions with SolarOne regarding a possible amendment of the agreement (see further discussion on SolarOne contract below).  There can be no assurance that we will succeed in negotiating an amendment with SolarOne.  If SolarOne terminates our supply agreement, it could be viewed as an event of default in connection under each of the credit agreements described above.  If we are determined to be in default, our lenders will have the right to declare the outstanding principal and unpaid interest thereon due and payable.

In addition, we are in discussions with our other customers, including Wuxi Suntech Power Co., Ltd., Tianwei New Energy (Chengdu) Wafer Co., Ltd., regarding the extension of delivery dates beginning in June 2011 in our supply agreements.  Under the terms of all of our supply agreements, the failure to deliver polysilicon by the stated delivery dates will allow the customers to terminate the supply agreements, require the repayments of the deposits under the agreements, which in the aggregate amount to $140 million, which in turn could in an event of default under our existing credit agreements with our third party lenders.  The event of default under our existing credit agreements could result in our lenders accelerating repayment of our third party debt, which we do not have the wherewithal to repay.  The third party credit agreements are all secured by standby letters of credit drawn by our majority shareholder, Tianwei, as collateral.  To the extent that the third prty lenders accelerate repayment of the debt, Tianwei has provided a letter of commitment to us that it would not demand repayment from us until the original due dates of the third party credit agreements ranging from May 2012 through June 2016.

Even if we are able to amend these supply agreements, it could result in new terms and conditions that increase our obligations or reduce the economic benefit of the supply agreement to us.  For example, such amendment could result in a reduction in the purchase price, a refund of some or all of the prepayments we have received to date, adjustments in the volume allocated to each customer, the forfeiture of future prepayments owed to us, the issuance of equity or debt securities to compensate our customers for the delayed shipments, or any combination of the foregoing, which could materially harm our financial condition and results of operations.

We will be required to procure third party polysilicon to meet our contractual delivery requirements beginning in August 2011. If we are unable to secure adequate quantities of solar-grade polysilicon on favorable terms and at the times needed, our business will be materially harmed.

Due to the delays in financing, the required curtailment of construction of the Polysilicon Plant, and the inability to meet our initial delivery of polysilicon to our customers beginning in August 2011 under existing agreements, we may be required to procure third party polysilicon to meet our contractual delivery requirements.  There are no assurances that we will be able to secure solar-grade polysilicon at the time and in the amounts needed on favorable terms. As we will be required to procure third party polysilicon in the open market, our cost to purchase polysilicon could be in excess of our contractual sales prices or could result in no profit or a loss. If we are unable to secure polysilicon on favorable terms and at the times needed, our business, financial condition and results of operations will be materially harmed.

The actual cost to construct and equip our Polysilicon Plant may be significantly higher than our estimated cost.

We previously estimated the total cost for construction of approximately $410 million.  However, in February 2011, we determined that the total costs will be greater than our previous estimates. Based on recent construction progress and discussions with our vendors, we now expect to incur approximately $600 million of costs before we can commence operation of the first 2,500 metric tons of production capacity.  We also expect to invest up to an additional $100 million to complete the second phase of construction, which will add an additional 1,500 metric tons of manufacturing capacity, and allow us to complete our planned on-site TCS plant.  Thus, our revised estimate for the full, planned 4,000 metric ton plant is now approximately $700 million.

The primary driver of the increase in costs relates to our engineering contract with Stone & Webster, Inc., and our construction contract with JH Kelly LLC as they are cost-plus contracts, rather than lump sum, or fixed cost contracts.  As such, there is no guaranteed maximum cost.  In addition, the estimated total cost increased in part by the fact that the construction schedule was expected to be approximately two years, but has instead been spread over four years with numerous starts and stops as a result of earlier challenges obtaining adequate financing in a timely manner.  Furthermore, construction of the Polysilicon Plant commenced prior to the completion of the detailed engineering work, which caused numerous changes in the design of the facility, further contributing to the increase in delays and construction costs.

The amount and timing of our future capital needs depend on many factors, including the timing of the Polysilicon Plant development efforts, and the amount and timing of any revenue we are able to generate. Changes in construction costs resulting from increased demand, modifications in construction timelines, changes in our design, delays in our construction schedule and other factors could cause our actual cost to significantly exceed our estimate.  If the actual cost is significantly higher than we estimate, we may be unable to raise any additional funding required to pay for any such added costs it could materially and adversely affect our ability to raise capital, to complete the Polysilicon Plant on schedule or at all, and could materially harm our business, financial condition and results of operations and we may be forced to delay, alter or abandon our planned business operations. Even if we receive additional financing and prepayments on time and in the amounts agreed upon, the actual costs to engineer, construct, and procure the Polysilicon Plant could exceed our estimates.  If we are unable to meet our customer commitments, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

An unexpected and significant increase in the cost of construction may slow down or delay the completion of the Polysilicon Plant, which increases the risk that we will not meet certain construction and delivery milestones in our long-term polysilicon supply contracts.  Failure to meet our construction and delivery milestones could cause one of our customers to terminate one or more of our polysilicon supply contracts and exercise their right to seek a refund of any prepayments made as of the date of termination.  Any such termination could have a material adverse effect on our financial condition and results of operations.

If we are unable to meet our obligations under our vendor and supplier agreements, or if we do not receive customer prepayments under our polysilicon supply agreement, we may not be able to continue or complete the construction of the Polysilicon Plant.

In order to address our cash needs for the construction of the Polysilicon Plant, we have modified payment terms in purchase orders with some of our vendors, and are in negotiations with other vendors, to structure payment plans for amounts past due and to be invoiced in the future. In the event we are unable to meet our obligations under payment plans and other agreements, we will have to ask our vendors to forebear from enforcing one or more of their rights under their respective agreements.  There are no assurances that any of our vendors will agree to forebear or otherwise make any concessions under their respective agreements.  If any of our vendors seek to enforce our obligations under these agreements that we are unable to perform, which could include asserting and/or foreclosing on materialman’s and laborer’s liens on the Polysilicon Plant, or taking other legal action, it could materially harm our business, financial condition and results of operations and we may be forced to delay, alter or abandon our planned polysilicon business operations, which could have a material adverse effect on our business

In addition, we have experienced delays in the receipt of customer prepayments from certain of our long-term polysilicon supply customers. If we experience further delays in receipt of these payments, receive reduced payments, or fail to receive any of them entirely, we could experience delays in our ability to continue the engineering and construction of the Polysilicon Plant in order to deliver polysilicon within the time periods specified in our customer supply contracts, which could materially harm our business. Even if we receive these prepayments on time and in the amounts agreed upon, the actual costs to engineer and construct the Polysilicon Plant could exceed our estimates, and we may be unable to raise any additional funding required to pay for any such added costs.  If we are unable to meet our customer commitments, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations

We have a limited operating history and, in fiscal 2007, we decided to enter the photovoltaic system installation and polysilicon markets and to redirect efforts and resources that were historically directed toward the fuel cell market. If we are unable to generate significant revenue from our photovoltaic system installations and polysilicon segments, our business will be materially harmed.

We were incorporated in March 2001 and have a limited operating history. We have cumulative net losses since our inception through March 31, 2011. In fiscal 2007, we announced a change in our main business and our intention to form a polysilicon business through our subsidiary, Hoku Materials, and a photovoltaic, or PV, system installation business through our subsidiary Hoku Solar. The polysilicon business includes developing production capabilities for, and the eventual production of polysilicon. The PV systems installation business includes the design, engineering, procurement and installation of turnkey PV systems for residential and commercial customers. Prior to our announcement, our business was solely focused on the stationary and automotive fuel cell markets. In September 2010, we elected to discontinue the operations of Hoku Fuel Cells.

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

If any of our project engineering, construction, or key equipment vendors are late in providing their contract deliverables, we may be unable to complete the construction of the Polysilicon Plant to begin commercial shipments during second half of calendar year 2011, or at all, which could materially harm our business.

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

Fluctuations in demand for polysilicon and industrial production capacity for polysilicon could harm our business.

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

Conversely, industry–wide shortages of polysilicon could result in dramatic increases in the long-term contract and spot prices for polysilicon.  Under its long-term supply agreements with major customers that contain fixed prices, the Company would be forced to sell the polysilicon it produces at prices that are below the then prevailing spot prices.  To the extent the Company is unable to take advantage of price increases, either in spot or contract prices, it would have a negative impact on its results of operations and financial condition.

In addition, in the past, industry-wide shortages of polysilicon have created shortages of PV modules and increased prices for such modules. In the event of a polysilicon shortage, any inability to obtain PV modules at commercially reasonable prices, or at all, would adversely affect our PV system installation business by reducing our ability to meet potential customer demand for our products or to provide products at competitive prices. Any continued industry shortage in available polysilicon could delay the potential growth of our PV system installations business, thereby harming our business.

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

In our polysilicon business we rely heavily on our contracted suppliers of key process technologies and infrastructure including such components as the reactors and the TCS process. If any of these suppliers fail to perform their contractual obligations, we will be required to seek alternative suppliers and likely will not be able to commence production of polysilicon at the Polysilicon Plant on our current schedule. Any such production delays may result in a breach of one or more of our supply agreements with Alex, Suntech, SolarOne, Jinko, Tianwei and/or Solargiga and such breaches may allow these customers to terminate the supply agreements and seek a return of prepayments, which would harm our business and may make the completion of the Polysilicon Plant impossible.

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

Additionally, other technologies for the production of polysilicon are increasing in prevalence in the industry. Technologies which compete with the Siemens reactor process, including fluidized bed reactor process, may enable the manufacture of polysilicon more quickly or at lower cost than does the Siemens reactor process. To the extent that our competitors adopt other technologies that enable them to compete more effectively, our operating margins and price-competitiveness may be impacted. In the event that we are unable to re-design the Polysilicon Plant around these more efficient processes on manageable timetables and at reasonable cost, our business could be adversely affected

Our operating results have fluctuated in the past, and we expect a number of factors to cause our operating results to continue to fluctuate in the future, making it difficult for us to accurately forecast our quarterly and annual operating results.

Hoku Materials does not currently generate any operating revenue.  All of our revenue presently is generated by Hoku Solar and our PV system installation activities.

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

Most of the materials we use in our PV system installation business must be delivered via air or sea. Hawaii has a large union presence and has historically experienced labor disputes, including dockworker strikes, which could prevent or delay cargo shipments. Any future dispute that delays shipments via air or sea could prevent us from procuring or installing our turnkey PV systems in time to meet our customers’ requirements, or might require us to seek alternative and more expensive freight forwarders or contract manufacturers, which could increase our expenses and/or impact the timing of revenue recognition

We have significant international activities and customers, particularly in China, that subject us to additional business risks, including increased logistical complexity and regulatory requirements, which could result in a decline in our revenue.

Our current polysilicon supply agreements are with Alex, Suntech, Jinko, SolarOne, Tianwei and Solargiga, all of which are located in the People’s Republic of China, or China, and Hong Kong. As a result, we will be engaging in significant international sales of our polysilicon, which can be subject to many inherent risks that are difficult or impossible for us to predict or control, including:

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

We have received the air permit and storm water prevention permit that are necessary to begin construction of the Polysilicon Plant; however, we need to apply for additional permits with federal, state and local authorities before we can commence operation of the Polysilicon Plant. The government regulatory process is lengthy and unpredictable and delays could cause additional expense and increase our construction costs. In addition, we could be required to change our construction plans in order receive the required permits and such changes could also result in additional expense and delay. Any delay in completion of construction could result in us failing to meet our delivery deadlines under our supply agreements and give the other parties to these agreements the right to terminate the agreements.

Our business and industry are subject to government regulation, which may harm our ability to market our products.

The market for electricity generation products is heavily influenced by foreign, federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by electric utilities. These regulations and policies often relate to electricity pricing and technical interconnection of customer-owned electricity generation. In the United States and in a number of other countries, these regulations and policies are being modified and may continue to be modified. Customer purchases of, or further investment in the research and development of, alternative energy sources, including solar power technology, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our PV system installations. For example, without a regulatory mandated exception for solar power systems, utility customers are often charged interconnection or standby fees for putting distributed power generation on the electric utility grid. These fees could increase the cost to our customers of installing PV systems and make them less desirable, thereby harming our business, prospects, results of operations and financial condition. Furthermore, our agreements with The James Campbell Company and Forest City Sustainable Resources, LLC to construct PV systems are conditioned upon receiving various government approvals.

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

Our stock price is volatile and between April 1, 2010 and March 31, 2011, our stock had low and high sales prices in the range of $1.75 to $3.78 per share. During fiscal 2011, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

•	variations in our financial results or those of our competitors and our customers;

•	changes in projected schedule and estimated cost for the construction of the Polysilicon Plant;

•	announcements by us, our competitors and our customers of acquisitions, new products, the acquisition or loss of significant contracts, commercial relationships or capital commitments;

•	the performance of the stock market generally and the over-all condition of the global macro economy;

•	failure to meet the expectations of securities analysts or investors with respect to our financial results;

•	our ability to develop and market new and enhanced products on a timely basis;

•	litigation;

•	changes in our management;

•	changes in governmental regulations or in the status of our regulatory approvals;

•	future sales of our common stock by us and future sales of our common stock by our officers, directors and affiliates, including Tianwei;

•	investors’ perceptions of us; and

•	general economic, industry and market conditions.

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

As of March 31, 2011, Tianwei owns 33,379,287 shares of our common stock, and holds a warrant to purchase an additional 10 million shares of our common stock, together representing approximately 60% of our total outstanding shares of common stock.  Tianwei has the right to nominate four out of seven of our directors until the earlier of (i) Tianwei (together with its affiliates) ceasing to be our largest individual stockholder or (i) Tianwei (together with its affiliates) owning less than 25% of the outstanding shares of our common stock.

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

Tianwei’s voting control may discourage transactions involving a change of control of us, including transactions in which the holders of our common stock might otherwise receive a premium for their shares over the then current market price. In addition, Tianwei is not prohibited from selling its equity interest in us to a third party and may do so without stockholder approval and without providing for a purchase of other stockholders’ shares of common stock. Accordingly, our shares of common stock may be worth less than they would be if Tianwei did not maintain voting control over us.

Through control of our board of directors, Tianwei may cause our board to act in Tianwei’s best interests which may diverge from the best interests of other stockholders and make it difficult for us to recruit quality independent directors.

Pursuant to an Investor Rights Agreement, dated as of December 2009, Tianwei has the right to nominate four out of seven directors on our Board of Directors and may at any time replace four out of seven of our directors.  Currently four out of seven directors on our board are designees of Tianwei.  As a result, unless and until the earlier of (i) Tianwei (together with its affiliates) ceasing to be our largest individual stockholder or (ii) Tianwei (together with its affiliates) owning less than 25% of the outstanding shares of our common stock, Tianwei can effectively control and direct our board of directors, which means that to the extent that our interests and the interests of Tianwei diverge, Tianwei can cause us to act in Tianwei’s best interest to the detriment of the value of our common stock. Under these circumstances, persons who might otherwise accept our invitation to join our board of directors may decline.

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

As a Delaware corporation, we are also subject to Delaware anti-takeover provisions. Section 203 of the Delaware General Corporation Law provides, subject to certain exceptions, that if a person acquires 15% of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more or our voting stock.  Our Board of Directors could rely on Delaware law to prevent or delay an acquisition.

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

In October 2008, we entered into a lease for 5,868 square feet of commercial office space in Honolulu, Hawaii. As of March 31, 2011, the lease has approximately 44 months remaining on the current term, with an option to extend for an additional five years.  This office space presently serves as our corporate headquarters. We also have 5,990 square feet of leased warehouse and office space located in Aiea, Hawaii, that is used primarily by Hoku Solar for equipment storage and general operations.

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

Market Information

Our common stock has traded on The NASDAQ Global Market, or NASDAQ, under the symbol “HOKU” since August 5, 2005. The high and low sales prices of our common stock, as reported by the NASDAQ, for the quarters indicated are as follows:

	Sales prices
	High	Low
Fi Fiscal year ended March 31, 2011
First Quarter	$3.78	$2.40
Second Quarter	$3.51	$2.37
Third Quarter	$3.26	$2.32
Fourth Quarter	$2.88	$1.75
Fi Fiscal year ended March 31, 2010
First Quarter	$4.64	$2.14
Second Quarter	$4.33	$1.67
Third Quarter	$3.55	$2.14
Fourth Quarter	$2.94	$2.09

As of March 31, 2011 there were 48 stockholders of record of our common stock. Such number does not include beneficial owners holding shares through nominee names.

Performance Graph

The performance graph below shows the total stockholder return of an investment of $100 in cash made on March 31, 2006,  the last trading day before the beginning of the our fifth preceding fiscal year for our common stock, the NASDAQ composite and the Russell 3000 Technology.  All values assume reinvestment of the full amount of all dividends.  We have selected the Russell 3000 Technology index for comparison purposes, as we do not believe we can reasonably identify an appropriate peer group index.  The comparisons shown in the graph below are based on historical data and we caution that that the stock price performance shown in the graph below is not indicative of, nor is it intended to forecast, the future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Hoku Corporation, the NASDAQ Composite Index
and the Russell 3000 Technology Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/06
6/06
9/06
12/06
3/07
6/07
9/07
12/07
3/08
6/08
9/08
12/08
3/09
6/09
9/09
12/09
3/10
6/10
9/10
12/10
3/11
Hoku Corporation
NASDAQ Composite
Russell 3000 Technology

*$100 invested on 3/31/06 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

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

	3/31/2006	3/31/2011
Hoku Corporation	$100.00	$31.25
NASDAQ Composite	$100.00	$124.96
Russell 3000	$100.00	$134.51

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

Equity Compensation Plan Information

The number of shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of the outstanding options, and the number of stock options remaining for future issuance for each of our equity compensation plans as of March 31, 2011 are summarized as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders(1)	379,610	$3.02	(3)	1,189,218	(4)
Equity compensation plans not approved by security holders(2)	—	—		—
Total	379,610	$3.02	(3)	1,189,218	(4)

(1)	This row includes our 2002 Stock Plan, 2005 Equity Incentive Plan, and 2005 Non-Employee Directors’ Stock Option Plan.

(2)	All of our equity compensation plans have been approved by our stockholders.

(3)	Represents weighted average exercise price of outstanding options only.

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

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 1, 2011-March 31, 2011	39,806(a)	$0	-	-

(a)
The sales reported were 9,539 shares, 19,993 shares, and 10,274 shares from Jerrod Schreck, Scott Paul, and Darryl Nakamoto, respectively effected to satisfy tax withholding obligations resulting from the vesting of 24,000, 51,000,   and 27,000, restricted stock on March 31, 2011.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with our financial statements and the notes thereto, and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations data for the fiscal years ended March 31, 2011, 2010 and 2009 and the balance sheet data as of March 31, 2011 and 2010 have been derived from and should be read in conjunction with our audited financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the fiscal years ended March 31, 2008 and 2007 and the balance sheet data as of March 31, 2009, 2008 and 2007 are derived from audited financial statements and the notes thereto which are not included in this Annual Report on Form 10-K. Historical results are not necessarily indicative of future results.

	Fiscal Year Ended March 31,
	2011	2010	2009	2008	2007
	(in thousands, except share and per share data)
Statements of Operations Data:
Revenue:
Service, license, and product revenue	$3,647	$2,606	$4,957	$1,892	$—
Total revenue	3,647	2,606	4,957	1,892	—
Cost of revenue:
Cost of service, license and product revenue (1)	2,510	2,112	3,705	1,359	—
Total cost of revenue	2,510	2,112	3,705	1,359	—

Gross margin	1,137	494	1,252	533	—
Operating expenses:
Selling, general and administrative (1)	13,043	6,573	4,524	6,154	2,415
Total operating expenses	13,043	6,573	4,524	6,154	2,415

Loss from continuing operations	(11,906)	(6,079)	(3,272)	(5,621)	(2,415)
Interest and other income	166	521	182	902	144
Net loss from continuing operations	(11,740)	(5,558)	(3,090)	(4,719)	(2,271)
Discontinued operations:
Income (loss) from discontinued operations (1)	—	40	78	426	(527)

Loss before noncontrolling
interest and income tax benefit	(11,740)	(5,518)	(3,012)	(4,293)	(2,798)
Noncontrolling interest	(97)	86	50	—	—
Income tax benefit	—	—	—	—	46

Net loss	$(11,837)	$(5,432)	$(2,962)	$(4,293)	$(2,752)

Basic net loss per share	$(0.22)	$(0.23)	$(0.15)	$(0.26)	$(0.17)

Diluted net loss per share	$(0.22)	$(0.23)	$(0.15)	$(0.26)	$(0.17)

Shares used in computing basic net loss per share	54,659,713	23,548,244	20,325,433	16,656,000	16,449,537

Shares used in computing diluted net loss per share	54,659,713	23,548,244	20,325,433	16,656,000	16,449,537

(1) Includes stock-based compensation as follows:
Cost of service, license and product revenue	$—	$8	$14	$42	$126
Selling, general and administrative	918	830	1,202	954	593
Income (loss) from discontinued operations	—	—	—	72	501

	As of March 31,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$18,355	$6,962	$17,383	$29,760	$19,956
Working capital	(32,646)	(24,950)	(20,268)	25,432	20,896
Total assets	502,593	298,204	224,211	68,109	30,625
Long-term debt	352,810	153,575	133,625	13,000	2,000
Total stockholders’ equity	96,817	110,625	50,632	45,995	25,494

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Annual Report on Form 10-K and with our financial statements and notes thereto for the fiscal year ended March 31, 2011.

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

In September 2010, we elected to discontinue the operations of Hoku Fuel Cells.  However, we continue to maintain ownership of its intellectual property including patents.  Accordingly, the results of operations of Hoku Fuel Cells for the fiscal years ended March 31, 2010 and 2009 have been reported as discontinued operations in the consolidated statements of operations

Hoku Materials

Construction Update

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

Contingent on securing additional financing, we expect to commission our reactors capable of producing 2,500 metric tons of polysilicon per annum and begin our first commercial shipment in the second half of calendar year 2011.  We intend to ramp-up production throughout calendar year 2012, during which we expect to reach full production capability.

In order to avoid price adjustments and/or breaching our supply contracts, we may purchase polysilicon from third parties if we do not produce sufficient amounts to meet our customer obligations.   We estimate that we will need to purchase between 1,000 to 1,500 metric tons of polysilicon during fiscal 2012 to avoid any breaches of our contracts.  As of March 31, 2011, we have not entered into any agreements to purchase polysilicon and the current spot market prices are significantly greater than the prices at which our customers will be obligated to pay us.

During fiscal years ended March 31, 2011 and 2010 Hoku Materials incurred an operating loss of $11.9 million and $4.1 million, respectively, which mainly consisted of payroll, including stock compensation, professional fees and electricity usage as we continue to ramp towards the construction of the Polysilicon Plant.  In addition, as of March 31, 2011, Hoku Materials has capitalized $478.5 million related to construction costs for the Polysilicon Plant and had received $140.2 million in customer deposits as prepayments under long-term polysilicon supply agreements.

Financing Update

Overview

During fiscal year 2011, we obtained an aggregate of $194.3 million of debt financing through 12 credit agreements to support our operations.  In April and June 2011, we also secured a $15.0 million and $24.7 million credit agreement, respectively, with the New York Branch of Industrial and Commercial Bank of China, Ltd., New York Branch.  Both of these credit agreements are secured by letters of credit provided by our majority stockholder, Tianwei New Energy Holding Co. Ltd., or Tianwei.  In addition, as of March 31, 2011, we are also expecting an additional $8.2 million in customer prepayments from our existing customers, which are payable on polysilicon delivery milestones.  As of March 31, 2011, we have funded approximately $455.4 million of our Polysilicon Plant.  The following describes in more detail the terms of our outstanding credit agreements as of March 31, 2011:

China Merchants Bank – New York Branch

In May 2010, we entered into a $20.0 million credit agreement with the New York branch of China Merchants Bank.  We borrowed the entire $20.0 million in May 2010 and this principal amount of the loan and any unpaid interest must be paid in full two years after the effective date of the credit agreement.  We may prepay the loan at any time without penalty.  Funds provided pursuant to the credit agreement are for general corporate purposes, including capital expenditures related to the Polysilicon Plant.  The loan under the credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if we elect, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by May 2012. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of March 31, 2011, the entire $20.0 million was outstanding.

In August 2010, we entered into two credit agreements with the New York branch of China Merchants Bank Co., Ltd. to borrow $10 million and $5 million.  The loans under these credit agreements are secured by standby letters of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if we elect, any portion of the loans that is not less than $1 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by August 2012. We entered into reimbursement agreements with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of March 31, 2011 the entire $15.0 million was outstanding.

In September 2010, we entered into a $10.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if we elect, any portion of the loan that is not less than $1 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by September 2013. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of March 31, 2011 the entire $10.0 million was outstanding.

In October 2010, we entered into a $13.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  We received $13.0 million under this credit agreement, which is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if we elect, any portion of the loan that is not less than $1 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by October 2013.  We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.   As of March 31, 2011 the entire $13.0 million was outstanding.

In December 2010, we entered into a $10.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  We received the entire $10.0 million under this credit agreement, which is secured by cash collateral of 110% of the principal amount of the credit agreement in Renminbi provided by Tianwei.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by December 2013. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with providing the cash collateral.  As of March 31, 2011 the entire $10.0 million was outstanding.

China Construction Bank – New York Branch

In June 2010, we entered into a $28.3 million credit agreement with the New York branch of China Construction Bank.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei and issued by the Sichuan branch of China Construction Bank in favor of the New York branch.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 1.875% or, if the Company elects, and if the bank agrees, any portion of the loan that is not less than $1 million may bear interest at an annual rate equal to the highest “Prime Rate” as published in the “Money Rates” column of the Eastern Edition of the Wall Street Journal from time to time.  The principal amount and any unpaid interest thereon must be paid in full by June 2012. We also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of March 31, 2011 the entire $28.3 million was outstanding.

China Construction Bank – Singapore Branch

In October 2010, we entered into a $29.0 million credit agreement with the Singapore branch of China Construction Bank.  The Company received the entire $29.0 million under this credit agreement which is secured by standby letters of credit drawn by Tianwei in Chengdu, China and issued to China Construction Bank Corporation, Sichuan Branch in favor of China Construction Bank – Singapore Branch.   The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2%.   The principal amount and any unpaid interest thereon must be paid in full by October 2013. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit. As of March 31, 2011, the entire $29.0 million was outstanding.

Industrial and Commercial Bank of China – New York Branch

In December 2010, we entered into a $15.5 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd.  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate availability of $17.0 million.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.6%.  The principal amount and any unpaid interest thereon must be paid in full by December 2013. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit. As of March 31, 2011, the entire $15.5 million was outstanding.

In January 2011, we entered into a $19.5 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd.  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $22.0 million.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.6%.  The principal amount and any unpaid interest of the loans must be paid in full by January 2014. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of March 31, 2011, the entire $19.5 million was outstanding.

In April 2011, we entered into a $15.0 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd., New York Branch (the “Lender”).  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $16.5 million.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.7%.  The principal amount of and any unpaid interest of the loan must be paid in full by April 6, 2014 or the tenth business day prior to the date on which the letter of credit expires or otherwise terminates, whichever is earlier.  We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  We borrowed $15.0 million in April 2011.

In June 2011, we entered into a $24.7 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd., New York Branch (the “Lender”).  The loan is secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $30.1 million.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 3.8%.  The principal amount of and any unpaid interest of the loan must be paid in full by June 2, 2016 or the tenth business day prior to the date on which the letter of credit expires or otherwise terminates, whichever is earlier.  We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  We borrowed $24.7 million in June 2011.

CITIC Bank International Limited – New York Branch

On February 7, 2011, we entered into a $19.0 million credit agreement with the New York Branch of CITIC Bank International Limited.  The loan is secured by standby letters of credit issued by China Branch of CITIC Bank International Limited and procured by Tianwei in favor of CITIC Bank International Limited.  The loans bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.5%.  The principal amount and any unpaid interest thereon must be paid in full by the earlier of (i) February 4, 2013 or (ii) the 15th business day prior to the date on which the first letter of credit expires or terminates. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of March 31, 2011, $9.0 million was outstanding under this loan.

Bank of China, New York Branch

On February 25, 2011, we and our subsidiary Hoku Materials entered into a credit agreement with the New York Branch of Bank of China that provides for one or more revolving loans in an aggregate principal amount not to exceed the lesser of (i) $30.0 million or (ii) the aggregate amount of the letters of credit procured by Tianwei.  As of March 31, 2011, Tianwei has procured a letter of credit issued by the Sichuan Branch of Bank of China in favor of the lender.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.4%.  The principal amount of the loans and any unpaid interest must be paid in full by the earlier of (i) February 25, 2014 or (ii) the 15th business day prior to the date on which the letters of credit expires or terminates.  We may prepay the loans, in whole or in part, at any time without penalty. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of March 31, 2011, $25.0 million was outstanding under this loan.

As of March 31, 2011, we are also expecting an additional $8.2 million in customer prepayments from our existing customers, which are payable on polysilicon delivery milestones.  We will need to raise additional capital to complete construction and meet our working capital needs.  We plan on raising this money through one or more subsequent debt and/or equity offerings and possibly prepayments from new customer contracts.  Tianwei has also committed to assist us in obtaining additional financing that may be required by us to construct and operate the Polysilicon Plant with the understanding that it will receive fair compensation for the financial services it provides us. We cannot be certain that we will reach an agreement with Tianwei regarding the amount or method of compensation, which could affect Tianwei's willingness to continue to assist us in obtaining necessary additional financing.

In addition, we are in discussions with our other customers, including Wuxi Suntech Power Co., Ltd., Tianwei New Energy (Chengdu) Wafer Co., Ltd., regarding the extension of delivery dates beginning in June 2011 in our supply agreements.  Under the terms of all of our supply agreements, the failure to deliver polysilicon by the stated delivery dates will allow the customers to terminate the supply agreements, require the repayments of the deposits under the agreements, which in the aggregate amount to $140 million, which in turn could in an event of default under our existing credit agreements with our third party lenders.  The event of default under our existing credit agreements could result in our lenders accelerating repayment of our third party debt, which we do not have the wherewithal to repay.  The third party credit agreements are all secured by standby letters of credit drawn by our majority shareholder, Tianwei, as collateral.  To the extent that the third prty lenders accelerate repayment of the debt, Tianwei has provided a letter of commitment to us that it would not demand repayment from us until the original due dates of the third party credit agreements ranging from May 2012 through June 2016.

Polysilicon Supply Agreement Updates

Wuxi Suntech Power Co. Ltd.  In June 2007, we entered into a fixed price, fixed volume supply agreement with Wuxi Suntech Power Co., Ltd., or Suntech, for the sale and delivery of polysilicon. The supply agreement has been subsequently amended in June 2010, pursuant to which we revised the first delivery of polysilicon products to Suntech in June 2011, and Suntech waived certain milestones required under the agreement. We also agreed to waive our right to prepayment of an additional $30.0 million, and Suntech may terminate the $30.0 million stand-by letter of credit previously issued by a bank in China.  The term of the agreement was shortened to one year and pricing was fixed for the term of the agreement.  The agreement will automatically renew with the same terms unless either party terminates the agreement.  If we fail to commence shipments by June 2011, then Suntech may terminate the supply agreement. We do not anticipate making any shipments to Suntech by June 2011 and we are discussion with Suntech regarding a possible amendment of the agreement.

Upon Suntech’s termination of the agreement under certain circumstances, we are required to refund to Suntech all prepayments, which were $2.0 million as of March 31, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement for cause by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  We do not anticipate making any shipments to Suntech by June 2011, and were in discussions regarding a possible amendment of the agreement.

Pursuant to the agreement, we granted to Suntech a security interest in all of our tangible and intangible assets related to our polysilicon business.  This security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the Polysilicon Plant.

Hanwha SolarOne, formerly Solarfun Power Hong Kong Limited. In November 2007, we entered into a fixed price, fixed volume supply agreement with Hanwha SolarOne, or SolarOne, formerly known as Solarfun Power Hong Kong Limited, a subsidiary of Solarfun Power Holdings Co., Ltd., for the sale of polysilicon.  As of March 31, 2011, SolarOne has paid to us $49.0 million as a prepayment for future polysilicon product deliveries, and it is obligated to pay us an additional $6.0 million in prepayments.

The supply agreement was subsequently amended in November 2010, to provide that we will sell approximately 7,300 metric tons of polysilicon over an 11-year term, approximately 6,750 metric tons of which are to be shipped during the second through tenth year of the agreement.  The pricing under the agreement was adjusted such that it is fixed for the first five years and thereafter will then vary from year to year based on market pricing and negotiations between us and SolarOne.  The fixed pricing for the first five years of the supply agreement was a few dollars above the long-term contract prices then prevailing in the market and below the spot prices by a dollar amount that is in the low double digits.  If SolarOne fails to make any of the $6.0 million prepayment under the agreement, then the pricing adjustments shall not be effective.  We also agreed that the initial delivery date to avoid breach and termination would be extended to June 2011. We did not make any shipments to SolarOne by the June 2011 deadline, and we are in discussions with SolarOne regarding a possible amendment to the supply agreement.

Upon SolarOne’s termination of the agreement under certain circumstances, we are required to refund to SolarOne all prepayments made as of the date of termination, which were $49.0 million as of March 31, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement

Pursuant to our agreement with SolarOne, we also granted to SolarOne a security interest in all of our tangible and intangible assets related to our polysilicon business, as further discussed in the Management’s Discussion and Analysis of Financial Condition and Results of Operations.  This security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the Polysilicon Plant.

Jinko Solar Co., Ltd.

In July 2008, we entered into a supply agreement with Jinko Solar Co., Ltd., formerly known as Jiangxi Jinko Solar Co., Ltd., or Jinko, for the sale and delivery of polysilicon.  In December 2010, we amended the supply agreement under which we will sell approximately 1,800 metric tons of polysilicon over a nine-year term.  The pricing under the agreement was adjusted such that it is fixed for the first five years and thereafter will vary from year to year based on market pricing and negotiations between us and Jinko.  The fixed pricing for the first five years of the supply agreement was a few dollars above the long-term contract prices then prevailing in the market and below the spot prices by a dollar amount that is in the low double digits.  We also agreed that the initial delivery date to avoid breach and termination would be extended to August 2011.  We do not anticipate making any shipments to Jinko by August 2011, and we are in discussions with Jinko regarding a possible amendment of the agreement.  As of March, 2011, Jinko has paid us a total cash deposit of $20.0 million as prepayment for future product deliveries.

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

Tianwei New Energy (Chengdu) Wafer Co., Ltd. In fiscal 2009, we entered into two fixed price, fixed volume supply agreements with Tianwei New Energy (Chengdu) Wafer Co., Ltd., or Tianwei Wafer, for the sale and delivery of polysilicon. In December 2009, we amended the agreements pursuant to which we converted $50.0 million of the total $79.0 million of prepayments previously paid into shares of our common stock and reduced the price at which Tianwei Wafer purchases polysilicon by approximately 11% per year.  The amount of polysilicon to be delivered remains unchanged and Tianwei Wafer is required to pay us an additional $2.0 million in prepayments; however, the total revenue for the polysilicon to be sold by us to Tianwei Wafer has been modified such that up to approximately $418.0 million may be payable to us during the ten-year term (exclusive of amounts Tianwei Wafer may purchase pursuant to its right of first refusal), subject to acceptance of product deliveries and other conditions.  Our failure to commence shipments of polysilicon by June 2011 constitutes a material breach by us under the terms of the agreement, among other circumstances.  However, we are in discussions with Tianwei Wafer regarding a possible amendment of the agreement.

Upon Tianwei Wafer’s termination of the agreements under certain circumstances, we are required to refund to Tianwei Wafer the $29.0 million in prepayments made as of March 31, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreements.  Upon a termination of the agreements by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreements.

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

Wealthy Rise International, Ltd.  In September 2008, we entered into a fixed price, fixed volume supply agreement with Wealthy Rise International, Ltd., a wholly owned subsidiary of Solargiga Energy Holdings, Ltd., or Solargiga, for the sale of polysilicon.  In March 2010, we amended the agreement pursuant to which we agreed to sell to Solargiga specified volumes of polysilicon at a predetermined price over a three-year period beginning in calendar year 2011, subject to product deliveries and other conditions.   In June 2011, we amended the agreement pursuant to which we agreed to sell to Solargiga specified volumes of polysilicon at a predetermined price over a five-year period beginning in calendar year 2012, subject to product deliveries and other conditions.  The fixed pricing in this agreement was at the level of long-term contract prices prevailing in the market at the time of this amendment and below the spot prices by a dollar amount that is in the low double digits.  The pricing for the last two years of the five-year term may be adjusted based on market prices of polysilicon and negotiations between us and Solargiga. The aggregate amount that may be paid to us over the five-year term is $92.8 million, assuming no such pricing adjustment in the last two years occurs and without taking into account the prepayments already received by us. This amount is a reduction from the $455.0 million that would have been payable to us over a ten-year period under the original agreement.  The amendment also extended the date by which we were obligated to commence shipments of polysilicon from May 2011 to May 2012.  We also granted to Solargiga a warrant to purchase 1,196,581 shares of our common stock. The terms of the warrant include: (i) a per share exercise price equal to $2.75; and (ii) a five year term.

Solargiga has the right to terminate the amended agreement and recover any prepayments made if we have not commenced polysilicon shipments by September 30, 2012.  Pursuant to the agreement, Solargiga was obligated to pay us additional prepayments in the aggregate amount of $13.2 million that was payable in four increments of $3.3 million in each of April, June, August and October 2010, and a final prepayment of $200,000 upon Solargiga’s receipt of certain aggregate volumes of polysilicon product from us.  We received all four increments from Solargiga of $13.2 million.

Upon Solargiga’s termination of the agreement under certain circumstances, we are required to refund to Solargiga all prepayments made as of the date of termination, which were $20.2 million as of March 31, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

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

Shanghai Alex New Energy Co., Ltd. In February 2009, we entered into a supply agreement with Shanghai Alex New Energy Co., Ltd., or Alex, for the sale and delivery of polysilicon.  In January 2011, we entered into Amendment No. 2 to Supply Agreement with Alex, or Amendment No. 2, which provides for a pricing adjustment such that pricing is fixed for the first three years and thereafter will vary from year to year based on market pricing and negotiations between us and Alex.  The fixed pricing for the first three years of the supply agreement was at the level of the long-term contract prices prevailing in the market at the time of the amendment and below the spot prices by a dollar amount that is in the low double digits.  Under Amendment No. 2, we have an obligation to use commercially reasonable efforts to make our first shipment to Alex by March 31, 2011, and if we did not do so within a certain number of days after the scheduled delivery date, we would provide Alex with a purchase price adjustment. As of March 31, 2011, we did not make our first shipment and as a result the purchase price was adjusted accordingly. Furthermore, if we have not made our initial shipment of product on or before September 30, 2011, Alex will have the right to terminate the Agreement.

Upon Alex’s termination of the agreement under certain circumstances, we are required to refund to Alex all prepayments made as of the date of termination, which were $20.0 million as of March 31, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Hoku Solar

Our goal is to be a leading provider in PV system installations. We plan to continue to focus on designing, engineering and installing turnkey PV systems and related services in Hawaii using solar modules purchased from third-party suppliers.

In addition to continuing to focus on our turnkey solar integration business in the coming fiscal year, we also plan to expand our focus on large-scale PV project development within Hawaii and elsewhere. This effort will be focused on leveraging our solar integration, project management and financing expertise to develop a portfolio of rooftop solar energy facilities and multiple utility-scale PV farms, which would generate solar power for sale to utilities and large industrial customers for use on their grids

Hoku Solar generated operating income of $41,000 and incurred an operating loss of $1.9 million in fiscal 2011 and 2010, respectively, primarily due an increase in PV system installation revenue.

Financial Operations Review

Revenue

During fiscal 2011, we derived all of our revenue through PV system installation and ancillary services related to Hoku Solar. We expect that all of our revenue will be derived through PV system installations and the sale of electricity until the first half of fiscal 2012, when Hoku Materials is expected to generate revenue through the sale of polysilicon manufactured at our planned polysilicon production facility in Pocatello, Idaho.

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

Fiscal Year 2011 vs. Fiscal Year 2010

Revenue.  Revenue was $3.6 million for fiscal 2011 compared to $2.6 million for fiscal 2010. Revenue for fiscal 2011 was primarily comprised of PV system installations and related services for Diagnostic Laboratory Services, Inc; and the sale of electricity to the State of Hawaii Department of Transportation.   Revenue for fiscal 2010 was primarily comprised of PV system installations and related services for Namalu LLC, Nan, Inc., and Henkels & McCoy; and the sale of electricity to the State of Hawaii Department of Transportation

Cost of Revenue.  Cost of revenue was $2.5 million for fiscal 2011 compared to $2.1 million for fiscal 2010. The cost of revenue for fiscal 2011 and 2010 related primarily to PV system installation contracts. Cost of revenue primarily consisted of materials, subcontractor expenses and employee compensation.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses were $13.0 million for fiscal 2011 compared to $6.6 million for fiscal 2010. The increase of $6.4 million was primarily due to an increase in payroll expenses of $2.3 million, which include bonuses and stock compensation, an increase in electricity costs related to the construction of the Polysilicon Plant of $1.6 million, and expenditures related to the reactor demonstration, which was completed in April 2010, of $1.0 million.  In addition, the increase in expenses included costs related to the training of our Polysilicon Plant operators of $505,000, office supplies and equipment of $359,000, professional fees of $333,000 and rent primarily for corporate, warehouse and storage facilities of $280,000.

Interest and Other Income.  Interest and other income was $166,000 for fiscal 2011, compared to interest and other income of $561,000 for fiscal 2010.  Interest and other income for fiscal 2011 was primarily comprised of a foreign currency transaction gain of $107,000 related to Euro-based invoices, the reversal of prior accruals for general excise tax reserves due to the expiration of the statute limitations of $36,000, a general excise tax refund of $21,000 and interest income of $2,000.  Interest and other income for fiscal 2010 was primarily comprised of the reversal of $255,000 of prior accruals for general excise tax reserves due to statute limitations and a foreign currency transaction gain of $219,000 related to Euros-based invoices.  In addition, the fiscal 2010 income related to gains on the sale of fuel cell equipment of $40,000, interest income of $23,000 and a Hawaii State tax refund of $20,000.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of our board of directors and the audit committee has reviewed our disclosures relating to our critical accounting policies and estimates in this report. Actual results may differ from these estimates.

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

We apply the percentage-of-completion method of revenue recognition for our PV system contracts for which we can make reasonably dependable estimates of costs. Under the percentage-of-completion method, revenue and related costs are deferred and subsequently recognized based on the progress of the installation and an estimate of remaining costs to complete the installation. We recognize revenue under the completed contract method, in which revenue and related costs are deferred and then subsequently recognized only upon completion of the contract.

We entered the PV system installation business in fiscal year 2008.  Prior to April 1, 2010, due to the short period of time the Company was in the PV system installation business, we did not have the historical experience or the procedures in place to develop reasonably dependable estimates of costs and therefore utilized the completed contract method to record revenue for PV contracts.  Subsequent to this startup period, we have developed history and reliable processes and procedures of projecting and tracking contract fulfillment costs, in order to develop reasonably dependable estimates which are required to use the percentage of completion method.  In applying the percentage method, we determine the percentage of contract completion on the basis of engineering, labor, subcontractor and other installation costs and excludes material and other non-installation contract costs which are not considered the primary cost determinants in gauging the progress of the PV system contract.  Revenue and related costs are recognized proportionately based on the completion percentage of each project and considering the current estimate of remaining costs required to complete the project.

We continued to recognize revenue under the completed contract method for PV installations that were in progress as of March 31, 2010.

Stock-Based Compensation

We account for stock-based employee compensation arrangements using the fair value method, whereby the fair value of stock options granted to our employees and non-employees is determined using the Black-Scholes pricing model. The Black-Scholes pricing model requires the input of several subjective assumptions including the expected life of the option and the expected volatility of the option at the time the option is granted. The fair value of our option, as determined by the Black-Scholes pricing model, is expensed over the requisite service period, which is generally five years for stock options.

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

The assumptions used in calculating the fair value of our stock options and restricted stock awards represent our management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, changes in these inputs and assumptions can materially affect the measure of the estimated fair value of our stock options and restricted stock awards. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options and shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Furthermore, this accounting estimate is reasonably likely to change from period to period as further stock options and restricted stock awards are granted and adjustments are made for stock option and restricted stock awards forfeitures and cancellations. In accordance with FASB ASC 718, we do not record any deferred stock-based compensation on our balance sheet for our stock options and restricted stock awards. We expect to incur an aggregate of $348,000 of future stock-based compensation expense and associated with unvested stock options and restricted stock awards outstanding as of March 31, 2012 through fiscal 2014 as set forth in the table below.

Fiscal Year Ending March 31,
2012	2013	2014	2015	2016	Total
(in thousands)
$258	$70	$20	$-	$-	$348

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

Accounting for the Impairment or Disposal of Long Lived Assets

As of March 31, 2011, primarily all of our long lived assets related to the construction-in-progress of our polysilicon plant and PV systems. In accounting for long-lived assets, we must make estimates about the expected useful lives of the assets, the expected residual values of the assets and the potential for impairment based on the fair value of the assets and if the cash flows they expect to generate are insufficient to support the carrying value of the assets.

As of March 31, 2011, we evaluated the recoverability of our construction in progress related to the Polysilicon Plant due to both delays in construction and increases in projected expected costs related to complete construction of the Polysilicon Plant.  Based on that evaluation we concluded that the carrying amount of our construction in progress is recoverable.  The key assumptions utilized in our evaluation included the expected market price of polysilicon, the expected production capacity of the plant, and estimated costs of production.  In determining the basis of our assumptions, we primarily rely on our own industry experience, discussion with our customers and vendors, estimated production capacity, and other available marketplace information.  Certain events or changes in circumstances in the future may indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include but are not limited to, a decline in market prices of polysilicon or a change in expected demand for polysilicon.  If, in the future, we were to determine that the carrying amount of our polysilicon plant is not recoverable, we would be required to estimate the fair value of the Polysilicon Plant and, if the fair value is less than the carrying amount, record an impairment charge for the difference.

Notes Payable and Warrants (Tianwei financing transaction)

We account for the warrant and debt based on their relative fair values in proportion to the loan proceeds.   The fair value of the warrant was calculated using the Black-Scholes option pricing model.  The Black-Scholes pricing model requires the input of several subjective assumptions including the life of the warrant and the expected volatility of the warrant at the time the warrant was granted. The fair value of the debt was based on the present value of cash flows at the estimated market interest rate.

The assumptions used in calculating the warrant and debt represent our management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. In estimating market interest rate, we relied on available marketplace information of similar transactions.

Liquidity and Capital Resources

We have incurred significant net losses since inception and we have relied on our ability to fund our operations principally through borrowings under credit agreements, prepayments on long-term polysilicon contracts and registered and unregistered offerings of our securities. Even if we are successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and our existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), we will still need to seek additional financing to complete our Polysilicon Plant. As of March 31, 2011, we had cash and cash equivalents on hand of $18.4 million and current liabilities of $53.0 million.

Tianwei, our majority shareholder has committed to provide us financial support for our ongoing operations, planned capital expenditures and debt service requirements until at least April 1, 2012.  In addition, Tianwei has provided standby letters of credit as collateral for our third party debt with a principle amount of $194 million at March 31, 2011.

Under the terms of all of our supply agreements, the failure to deliver polysilicon by the stated delivery dates will allow the customers to terminate the supply agreements, require the repayments of the deposits under the agreements, which in the aggregate amount to $140 million at March 31, 2011, which in turn could result in an event of default under our existing credit agreements with third party lenders.  The event of default under the our existing credit agreements could result in our lenders accelerating repayment of our third party debt, which the we do not have the wherewithal to repay.  To the extent that the third party lenders accelerate repayment of the debt, Tianwei has provided a letter of commitment to us that it would not demand repayment from us until the original due dates of the third party credit agreement ranging from May 2012 through June 2016.

During fiscal year 2011, we obtained an aggregate of $194.3 of debt financing through 12 credit agreements to support our operations.  In April and June 2011, we also secured a $15.0 million and $24.7 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd., New York Branch.  All of these credit agreements are secured by letters of credit provided by our majority stockholder, Tianwei New Energy Holding Co. Ltd., or Tianwei.  For a detailed description of these credit agreements, see “——Hoku Materials—Financing Update—Overview.” In addition, as of March 31, 2011, we are expecting an additional $8.2 million in customer prepayments from our existing customers, which are payable on polysilicon delivery milestones.  As of March 31, 2011, we have funded approximately $455.4 million of our Polysilicon Plant.  We estimate that we still need to raise at least an additional $196 million to complete the construction of the Polysilicon Plant based upon our current estimate of $700 million to complete construction

We expect to complete the construction of the 2,500 metric ton per year plant, or Phase I, through the use of our available cash, loan proceeds received from credit agreements and debt supported by Tianwei.  Tianwei has committed to assist us in obtaining additional financing for any additional construction costs necessary to complete Phase I, for working capital needs and to purchase polysilicon from third-parties to meet our upcoming commitments with the understanding that it will receive fair compensation for the financial services it provides us. We cannot be certain that we will reach an agreement with Tianwei regarding the appropriate compensation for Tianwei which could affect Tianwei's willingness to continue to assist us in obtaining necessary additional financing.

Once Phase I is completed, we expect to receive an additional $8.2 million in customer prepayments from our existing customers upon reaching certain polysilicon milestones.  We expect to use the prepayments to help fund the construction costs to ramp-up to polysilicon production of 4,000 metric tons per year.  We plan on raising the remaining costs to complete our Polysilicon Plant and working capital needs through debt and/or equity offerings and possibly prepayments from new customer contracts.  Tianwei has also committed to assist us in obtaining additional financing that may be required by us to construct and operate the Polysilicon Plant. There is no guarantee that we will be able to obtain additional financing in terms acceptable to us or at all, even with the assistance of Tianwei.  Tianwei has committed to provide the Company financial support for its ongoing operations, planned capital expenditures and debt service requirements until at least April 1, 2012.  Furthermore, any significant increase in the cost to complete the Polysilicon Plant could have a material adverse effect on our business, financial condition and results of operations.

The additional capital we have secured since the beginning of fiscal year 2011 has enabled us to settle accounts payable and accrued capital expenditures, and is providing us with the necessary capital to sustain operations.  In addition, we are reserving adequate funding for the purchase of third-party polysilicon to meet our contractual obligations with our polysilicon customers, beginning in June 2011, and for interest and other financing costs related to our loans.   However, the amount we have secured is not sufficient to complete construction of the Polysilicon Plant, and should there be delays in securing additional financing, we may need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  Based on the financing that we have received to date, we may also need to curtail construction of the Polysilicon Plant.  If we have to curtail construction, our excess capital would primarily be used to reduce our current liabilities, purchase of third-party polysilicon and for working capital needs. Tianwei has committed to assist us in obtaining additional financing for working capital needs and to purchase polysilicon from third-parties to meet our upcoming commitments with the understanding that it will receive fair compensation for the financial services it provides us.

Under the terms of all of our supply agreements, the failure to deliver polysilicon by the stated delivery dates will allow the customers to terminate the supply agreements, require the repayments of the deposits under the agreements, which in the aggregate amount to $140 million, which in turn could result in an event of default under our existing credit agreements with our third party lenders. The event of default under our existing credit agreements could result in our lenders accelerating repayment of our third party debt, which we do not have the wherewithal to repay. The third party credit agreements are all secured by standby letters of credit drawn by our majority shareholder, Tianwei, as collateral. To the extent that the third party lenders accelerate repayment of the debt, Tianwei has provided a letter of commitment to us that it would not demand repayment from us until the original due dates of the third party credit agreements ranging from May 2012 through June 2016.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $9.6 million, $6.0 million and $5.2 million in fiscal 2011, 2010 and 2009, respectively.   Net cash used in operating activities in fiscal 2011 primarily reflects the net loss of $11.7 million which was $6.2 million higher than fiscal 2010 and due primarily to increased operating expenses involved in the construction of Polysilicon Plant.  After adjusting for noncash operating activities, the higher net loss resulted in an operating cash deficit of $10.6 million.  In addition, cash receipts from working capital requirements were $1.0 million which increased by $2.6 million from fiscal 2010 primarily due to the timing of payments made to vendors. Net cash used in operating activities in fiscal 2010 primarily reflects the net loss of $5.5 million which was $2.5 million higher than fiscal 2009 and due primarily to increased operating expenses involved in preparing the Polysilicon Plant for operations.  Net cash used in operating activities in fiscal 2009 resulted from a net operating cash deficit of $2.3 million and increased working capital cash requirements of $2.9 million to fund operations.

We had a working capital deficit of $32.6 million, $25.0 million and $20.3 million as of March 31, 2011, 2010 and 2009, respectively.  The working capital deficits in fiscal 2011 and 2010 reflect the increased deployment of funds to construct the Polysilicon Plant in Idaho and the Company’s net losses.  In addition, $25.3 million and $11.1 million of deposits from long-term polysilicon contracts were classified as short-term liabilities as of March 31, 2011 and 2010, respectively, to reflect the prepayments that apply to the product deliveries that are scheduled to ship within one year.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $183.6 million, $98.8 million and $128.6 million in fiscal 2011, 2010 and 2009, respectively.  Net cash used in investing activities in fiscal 2011 and 2010 was primarily due to the addition of property and equipment related to the construction of our planned polysilicon facility in Pocatello, Idaho.  Net cash used in investing activities in fiscal 2010 and 2009 was primarily due to the addition of property and equipment related to the construction of our planned polysilicon facility in Pocatello, Idaho.  In addition, in fiscal 2009, the capital expenditure was off-set by the sale of our corporate headquarters, the reduction of restricted cash due to the settlement of our remaining purchase agreements for Euros with Bank of Hawaii prior to their original maturity dates and net proceeds of short-term investments.

Net Cash Provided By Financing Activities. Net cash provided by financing activities was $204.6 million, $94.4 million and $123.4 million in fiscal 2011, 2010 and 2009, respectively.  In fiscal 2011, net cash provided by financing activities was primarily due to the loan proceeds of $194.3 million from bank credit agreements and deposits of $13.2 million received from long-term polysilicon contracts, offset by cash distributions to the minority investor of Hoku Solar Power I, LLC of $2.8 million.  In fiscal 2010, net cash provided by financing activities was primarily due to the loan proceeds of $50.0 million from Tianwei and deposits of $43.0 million received from long-term polysilicon contracts.  In addition, $3.6 million of contributions were received from the minority investor of Hoku Solar Power I, LLC, offset by $2.2 million in costs related to the Tianwei investment and $69,000 in net issuance costs related to employee restricted stock awards.  In fiscal 2009, net cash provided by financing activities was primarily due to deposits received related to long-term polysilicon contracts of $117.0 million.

Customer prepayments were used by us to finance the construction of the Polysilicon Plant.  Accordingly, the receipts of these prepayments have been reflected in the financing activities section of the statements of cash flows.  Upon the sale of product under the long-term supply agreements, we will reflect the application of the deposit in exchange for the product as a cash inflow from operations with a corresponding cash outflow in financing activities.

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

We do not expect to generate significant revenue until we successfully complete the construction of the Polysilicon Plant, commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts.  Based on recent construction progress and discussions with our vendors, we expect to incur approximately $600 million of costs before we can commence operation of the first 2,500 metric tons of production capacity.  We also expect to invest up to an additional $100 million to complete the second phase of construction, which will add an additional 1,500 metric tons of manufacturing capacity, and allow us to complete our planned on-site TCS plant.  Thus, currently we estimate that the cost for the full, planned 4,000 metric ton plant is approximately $700 million.

After considering our recently secured credit agreements for $39.7 million and $8.2 million in expected prepayments as described more fully below, we estimate that we still need to raise at least an additional $196 million to complete the construction of the Polysilicon Plant based upon our current estimate of $700 million to complete construction.

We plan on raising this money through one or more subsequent debt and/or equity offerings and possibly prepayments from new customer contracts.   Tianwei has committed to provide the Company financial support for its ongoing operations, planned capital expenditures and debt service requirements until at least April 1, 2012.  However, we expect to compensate Tianwei for its collateral support. We have been discussing with Tianwei what would constitute fair compensation for Tianwei for the financial services it has been providing and will provide to us.  While the discussions are ongoing, we believe this compensation may be in the form of common stock warrants. To the extent common stock warrants are issued to Tianwei for its financial services it may significantly dilute the ownership of its stockholders other than Tianwei.  We expect to finalize the type of compensation and amount during the fiscal year 2012.

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

Contractual Obligations

The following table summarizes the contractual obligations that existed at March 31, 2011. The amounts in the table below do not include time and materials contracts and, incentive payments. In addition, the GEC Graeber Engineering Consultants GmbH, and MSA Apparatus Construction for Chemical Equipment, Ltd. contract for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors is to be paid in Euros and the contractual obligation is determined based on the Euro/U.S. dollar exchange rate, which was $1.42/Euro as of March 31, 2011.

	Payment due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Construction in progress	$12,213	12,213	—	—	—
Equipment purchases	14,597	14,597	—	—	—
Supply purchases	30,607	25,866	4,741	—	—
Leases	626	213	413	—	—
Deposits – Hoku Materials	140,200	25,278	40,084	23,311	51,527

Total	$198,243	78,167	45,238	23,311	51,527

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

During fiscal year 2011, we made payments to S&W of $13.4 million, and as of March 31, 2011, we had paid S&W an aggregate amount of $60.1 million under the Engineering Agreement

JH Kelly LLC. In August 2007, we entered into a Cost Plus Incentive Contract with JH Kelly LLC, or JH Kelly, for construction services for the construction of the Polysilicon Plant, which was amended in October 2007, by Change Order No. 1, and again in April 2008 by Change Order No. 2, again in March 2009 by Change Order No. 3, again in September 2009 by Change Order No. 4, and again in August 2010 by Change Order No. 5, which are collectively the JH Kelly Construction Agreement. Under the JH Kelly Construction Agreement, JH Kelly agreed to provide the construction services as our general contractor for the construction of the Polysilicon Plant with a production capacity of 4,000 metric tons per year. The target cost for the services to be provided under the JH Kelly Construction Agreement is $165.0 million, including up to $5.0 million of incentives that may be payable.

Pursuant to Change Order No. 5, we agreed among other things: (i) to change the date to complete construction for Partial Commercial Operation, or PCO (including the Schedule Incentive Completion Dates as amended and restated in Change Order Numbers 3 and 4) on or before December 31, 2010 for schedule and bonus purposes, (ii) that JH Kelly will use best efforts to attain PCO by that date with incremental funding from us in the amount of $55.8 million, (iii) that JH Kelly will aim to complete certain monthly milestones for the project for the period August 1, 2010 through December 31, 2010, (iv) that JH Kelly successfully completed and earned its $1.5 million bonus for the preliminary reactor installation, which will be paid in $375,000 increments tied to completion of the monthly milestones, and (v) that on or before August 31, 2010, Tianwei or we will secure a standby letter of credit in the amount of $20.0 million for the benefit of JH Kelly to provide a greater degree of certainty and security with respect to payment for the work. Due to certain scheduling and financing delays, we are in discussions with JH Kelly to update certain of these milestones.

During fiscal 2011, we made payments to JH Kelly of $115.2 million, and as of March 31, 2011, we had paid JH Kelly an aggregate amount of $184.1 million.

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

During fiscal 2011, we made payments to Dynamic of $1.9 million, and as of March 31, 2011, we had paid Dynamic an aggregate amount of $8.4 million.

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

As of March 31, 2011, pursuant to the contract with GEC and MSA, we received all 16 hydrogen reduction reactors, eight hydrogenation reactors, and related equipment, at the Polysilicon Plant.  During fiscal year 2011, we made payments to GEC and MSA of $3.3 million Euros or $4.3 million, and as of March 31, 2011, we paid GEC and MSA an aggregate amount of $19.0 million Euros or $26.7 million.

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

We also entered into an Electric Service Agreement with Idaho Power, or the ESA, for the supply of electric power and energy to us for use in the Polysilicon Plant, subject to the approval of the Idaho Public Utilities Commission, or the PUC. The term of the ESA is four years, beginning in June 2009 and will expire in May 2013.  During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to us at certain fixed rates, which are subject to change only by action of the PUC.  After the initial term of the ESA expires, either we or Idaho Power may terminate the ESA without prejudice.  If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to us. As of March 31, 2011, we were contractual obligated to pay approximately $17.1 million to Idaho Power over the term of the ESA.  Beginning in May 2011, we will be required to make a minimum monthly payment ranging between $1.1 million and $1.9 million per month until October 2011.

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

During fiscal 2011, we made payments to AEG of $5.9 million, and as of March 31, 2011, we had paid AEG an aggregate amount of $13.0 million.

Polymet Alloys, Inc. In November 2008, we entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to us for use at the Polysilicon Plant. In May 2009, we entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  The term of the Amended Polymet Agreement is three years, commencing in 2010. Each year during the term of the Amended Polymet Agreement, Polymet has agreed to sell to us no less than 65% of our annual silicon metal requirement.  Pricing is to be negotiated annually; however, if the parties are unable to agree on pricing for any year, or the we have agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom we may seek to purchase silicon metal.  Either party may also terminate the Amended Polymet Agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of March 31, 2011, we had not made any payments to Polymet.

PVA Tepla Danmark. In April 2008, we entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for the Project. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to our end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total fees payable to PVA is approximately $6 million, which is payable in four installments, the first of which was made in August 2008. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.  In May 2011, we amended this agreement to restructure the payment terms with PVA as follows: (i) in May 2011, we paid $2.1 million; (ii) upon the earlier of successful acceptance testing at the Polysilicon Plant and July 31, 2011, we shall pay the amount of $318,000; (iii) upon the earlier of six months after the date of commissioning and December 31, 2011, we shall pay the amount of $318,000.  In June 2011, we amended this agreement to deliver a letter of credit in July 2011 in the amount of $636,000.

Through March 31, 2011, we had paid PVA an aggregate amount of $3.9 million.

BHS Acquisitions, LLC. In November 2008, we entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, for use in the Polysilicon Plant. The term of the agreement is eight years beginning on the date on which the first shipment of product is delivered to us.  Each year during the term of the agreement, BHS has agreed to sell to us, and we have agreed to purchase from BHS, specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are scheduled to begin within four months after we provide written notice to BHS, and the aggregate net value of the HCl to be purchased by us under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of March 31, 2011, we had not provided notice to BHS to commence shipments, and had not made any payments to BHS.

Evonik Degussa Corporation.  In March 2010, we entered into an agreement with Evonik Degussa Corporation, or Evonik, for the supply of TCS for use in the manufacturing of polysilicon for a term of approximately one year ending in February 2011. In April 2010, we paid Evonik a $100,000 deposit for the ISO containers that will transport the TCS to our facility in Pocatello, Idaho.  In February 2011, we amended and restated this agreement to, among other things, extend the term of the agreement to November 2011.  Under the amended agreement, Evonik has agreed to sell to us a minimum quantity of TCS during the term of the agreement.  Pricing is fixed based on the quantity supplied in each calendar month and based on our frequency of payment.  Commencing in May 2011, we will forecast our estimated desired monthly quantity of TCS.  Pursuant to the agreement, Evonik is required to provide a minimum amount of TCS per calendar month, and it will use commercially reasonable efforts to provide additional quantities that we may request in addition to the monthly minimum amount.

The aggregate net value of the TCS to be purchased under the amended agreement during the term is approximately $13.5 million. As of March 31, 2011, we paid Evonik an aggregate amount of $100,000.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, auction instruments, corporate and government bonds and certificates of deposit. These investments are generally short-term in nature and highly liquid.  As of March 31, 2011 and 2010, we did not maintain any short-term investments.

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

On November 29, 2010, the Audit Committee of our Board of Directors approved the engagement of KPMG LLP (“KPMG”) as our independent registered public accounting firm for the fiscal year ended March 31, 2011.  On the same date, the Audit Committee of the Board of Directors of the Company approved the dismissal of Ernst & Young LLP (“E&Y”) as our independent registered public accounting firm effective November 29, 2010.

The audit reports of E&Y on our consolidated financial statements for the fiscal years ended March 31, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the report on our financial statements for the fiscal year ended March 31, 2009 included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.  The audit reports of  E&Y on the effectiveness of our internal control over financial reporting as of March 31, 2010 and 2009 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of our financial statements for each of the fiscal years ended March 31, 2010 and 2009, and in the subsequent interim periods through November 29, 2010, there were no disagreements (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304) with E&Y on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of E&Y would have caused E&Y to make reference to the matter in their reports.  In addition, during the fiscal years ended March 31, 2010 and 2009, and in the subsequent interim periods through November 29, 2010, there were no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions to Item 304).

We requested E&Y to furnish us a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A copy of that letter, dated December 3, 2010, was filed as Exhibit 16.1 to the Form 8-K filed on December 3, 2010 and is incorporated herein by reference.

In addition, during the fiscal years ended March 31, 2010 and 2009, and in the subsequent interim period through November 29, 2010, neither we nor anyone on our behalf consulted with KPMG regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report was provided to us nor oral advice was provided that KPMG concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions to Item 304).

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

Under the supervision and with the participation of our management, we assessed the effectiveness of internal controls over financial reporting as of March 31, 2011.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Based on our assessment we determined that, as of March 31, 2011, our internal control over financial reporting is effective based on those criteria.

Management’s report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this document.

Changes in Internal Control over Financial Reporting

There have not been changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item concerning our directors, Section 16 compliance and code of ethics is incorporated by reference to the information set forth in the sections titled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in our definitive proxy statement for the 2011 Annual Meeting of Stockholders (“2011 Proxy Statement”) or an amendment to this annual report on Form 10-K.  The information required by this item concerning our officers is incorporated by reference to the information set forth under “Executive Officers of the Registrant” in Part I, Item 1 of this annual report on Form 10-K.

Item 11.	Executive Compensation

The information required by this item regarding executive compensation is incorporated by reference to the information set forth in the section titled “Executive Compensation” in our 2011 Proxy Statement or an amendment to this annual report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the section titled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans Information” in our 2011 Proxy Statement or an amendment to this annual report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions is incorporated by reference to the information set forth in the section titled “Certain Relationships and Related Transactions, and Director Independence” in our 2011 Proxy Statement or an amendment to this annual report on Form 10-K.

Item 14.	Principal Accountant Fees and Services

The information required by this item regarding principal accounting fees and services is incorporated by reference to the information set forth in the section titled “Principal Accounting Fees and Services” in our 2011 Proxy Statement or an amendment to this annual report on Form 10-K.

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

Chief Executive Officer and Director

Date: July 15, 2011

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

Signature	Title	Date

/s/ SCOTT B. PAUL	Chief Executive Officer and Director	July 15 , 2011
Scott B. Paul	(Principal Executive Officer)

/s/ DARRYL S. NAKAMOTO	Chief Financial Officer, Treasurer and Secretary	July 15 , 2011
Darryl S. Nakamoto	(Principal Financial and Accounting Officer)

/s/ KARL E. STAHLKOPF	Director	July 15 , 2011
Karl E. Stahlkopf

/s/ DEAN K. HIRATA	Director	July 15 , 2011
Dean K. Hirata

/s/ ZHENGFEI GAO	Director	July 15 , 2011
Zhengfei Gao

/s/ TAO ZHANG	Director	July 15 , 2011
Tao Zhang

/s/ WEI XIA	Director	July 15 , 2011
Wei Xia

/s/ YI ZHENG	Director	July 15 , 2011
Yi Zheng

HOKU CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hoku Corporation and subsidiaries

We have audited the accompanying consolidated balance sheet of Hoku Corporation and subsidiaries as of March 31, 2011, and the related consolidated statements of operations, total equity and comprehensive loss, and cash flows for the year ended March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hoku Corporation and subsidiaries as of March 31, 2011, and the results of their operations and their cash flows for the year ended March 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Honolulu, Hawaii
July 15, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Hoku Corporation and subsidiaries

We have audited the accompanying consolidated balance sheet of Hoku Corporation and subsidiaries, or the Company, as of March 31, 2010, and the related consolidated statements of operations, total equity and comprehensive loss, and cash flows for each of the two years in the period ended March 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hoku Corporation and subsidiaries at March 31, 2010, and the consolidated results of their operations and their cash flows for each of the two years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Honolulu, Hawaii
July 14, 2010

  HOKU CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,
	2011	2010
Assets
Cash and cash equivalents	$18,355	$6,962
Accounts receivable	548	249
Inventory	758	894
Costs of uncompleted contracts	128	93
Prepaid expenses	531	856

Total current assets	20,320	9,054

Deferred cost of financing	792	1,175
Property, plant and equipment, net	481,481	287,975
Total assets	$502,593	$298,204

Liabilities and Equity
Accounts payable and accrued liabilities	$27,149	$22,660
Deferred revenue	72	6
Customer deposits	25,278	11,134
Other current liabilities	467	204

Total current liabilities	52,966	34,004

Note payable, net - related party	43,593	37,709
Notes payable	194,295	-
Long-term customer deposits	114,922	115,866

Total liabilities	405,776	187,579

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares
issued and outstanding as of March 31, 2011 and 2010.	-	-
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 54,970,255 and 54,853,677 shares as of March 31, 2011
and 2010, respectively.	55	54
Warrant for 10,000,000 shares of common stock	12,884	12,884
Additional paid-in capital	115,500	114,748
Accumulated deficit	(32,438)	(20,601)

Total Hoku Corporation stockholders’ equity	96,001	107,085
Noncontrolling interest	816	3,540
Total equity	96,817	110,625
Total liabilities and equity	$502,593	$298,204

See accompanying notes to consolidated financial statements.

HOKU CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Fiscal Year Ended March 31,
	2011	2010	2009

Revenue
Service and license revenue	$3,620	$2,606	$4,390
Product revenue	27	-	567
Total revenue	3,647	2,606	4,957
Cost of revenue
Cost of service and license revenue(1)	2,510	2,112	3,240
Cost of product revenue	-	-	465
Total cost of revenue	2,510	2,112	3,705
Gross margin	1,137	494	1,252
Operating expenses:
Selling, general and administrative(1)	13,043	6,573	4,524
Total operating expenses	13,043	6,573	4,524
Loss from operations	(11,906)	(6,079)	(3,272)
Interest and other income	166	521	182
Net loss from continuing operations	(11,740)	(5,558)	(3,090)
Discontinued operations:
Income from discontinued operations	-	40	78
Net loss	(11,740)	(5,518)	(3,012)
Net loss (income) attributable to noncontrolling interest	(97)	86	50
Net loss attributable to Hoku Corporation	$(11,837)	$(5,432)	$(2,962)
Basic net loss per share attributable to Hoku Corporation	$(0.22)	$(0.23)	$(0.15)
Diluted net loss per share attributable to Hoku Corporation	$(0.22)	$(0.23)	$(0.15)
Shares used in computing basic net loss per share	54,659,713	23,548,244	20,325,433
Shares used in computing diluted net loss per share	54,659,713	23,548,244	20,325,433

(1) Includes stock-based compensation as follows:
Cost of service, license and product revenue	$-	$8	$14
Selling, general and administrative	918	830	1,202

See accompanying notes to consolidated financial statements.

HOKU CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF TOTAL EQUITY AND COMPREHENSIVE LOSS
(in thousands, except share data)

	Hoku Corporation’s Stockholders’ Equity
	Shares of Common Stock	Common Stock	Warrants	Addit- ional Paid-in Capital	Accum- ulated Deficit	Accum- ulated Other Compre- hensive Loss	Non controlling Interest	Total Equity	Compre- hensive Loss

Balances as of March 31, 2008	19,786,420	$20	—	$58,182	$(12,207)	$—	—	$45,995	$(4,288)

Contributions from noncontrolling interest	—	—	—	—	—	—	50	50	—
Net loss	—	—	—	—	(2,962)	—	(50)	(3,012)	(3,012)
Stock-based compensation	—	—	—	1,077	—	—	—	1,077	—
Exercise of stock options	61,710	—	—	76	—	—	—	76	—
Grants of stock awards	83,233	—	—	203	—	—	—	203	—
Proceeds related to shelf registration	1,160,716	1	—	6,727	—	—	—	6,728	—
Costs related to shelf registration	—	—	—	(516)	—	—	—	(516)	—
Private investment in public equity costs	—	—	—	31	—	—	—	31	—
Balances as of March 31, 2009	21,092,079	$21	—	$65,780	$(15,169)	$—	—	$50,632	$(3,012)
Contributions from noncontrolling interest	—	—	—	—	—	—	3,626	3,626	—
Net loss	—	—	—	—	(5,432)	—	(86)	(5,518)	(5,518)
Stock-based compensation	—	—	—	379	—	—	—	379	—
Exercise of stock options	111,501	—	—	23	—	—	—	23	—
Grants of stock awards	270,810	—	—	515	—	—	—	515	—
Issuance of Tianwei shares	33,379,287	33	—	49,967	—	—	—	50,000	—
Costs related to Tianwei investment	—	—	—	(1,916)	—	—	—	(1,916)	—
Issuance of warrant to Tianwei	—	—	12,884	—	—	—	—	12,884	—
Balances as of March 31, 2010	54,853,677	$54	12,884	$114,748	$(20,601)	$—	3,540	$110,625	$(5,518)
Distributions to noncontrolling interest	—	—	—	—	—	—	(2,821)	(2,821)	—
Net income (loss)	—	—	—	—	(11,837)	—	97	(11,740)	(11,740)
Stock-based compensation	—	—	—	837	—	—	—	837	—
Exercise of stock options	21,432	—	—	4	—	—	—	4	—
Grants of stock awards	95,146	—	—	—	—	—	—	—	—
Vest of restricted stock awards	—	1	—	(1)	—	—	—	—	—
Cost related to Tianwei financing	—	—	—	(88)	—	—	—	(88)	—
Balances as of March 31, 2011	54,970,255	$55	12,884	$115,500	$(32,438)	$—	$816	$96,817	$(11,740)

See accompanying notes to consolidated financial statements.

HOKU CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended March 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(11,740)	$(5,518)	$(3,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	200	286	66
Stock-based compensation	918	838	1,216
Impairment of inventory and equipment	—	39	3
Loss (gain) on sale of property and equipment	58	—	(550)
Changes in operating assets and liabilities:
Accounts receivable	(299)	171	(307)
Inventory	136	616	(746)
Costs of uncompleted contracts	(35)	15	(54)
Other current assets	325	(630)	986
Equipment held for sale	—	—	26
Accounts payable and accrued liabilities	783	(615)	(2,349)
Deferred revenue	66	(778)	748
Other current liabilities	31	(242)	(1,374)
Deposits – Hoku Solar	—	(158)	158
Net cash used in operating activities	(9,557)	(5,976)	(5,189)

Cash flows from investing activities:
Proceeds from maturities of short-term investments	—	—	1,992
Decrease in restricted cash	—	—	2,575
Payment of property, plant and equipment expenditures	(183,640)	(98,835)	(138,600)
Disposition of property and equipment	—	1	5,468
Net cash used in investing activities	(183,640)	(98,834)	(128,565)

Cash flows from financing activities:
Proceeds from notes payable	194,295	50,000	—
Proceeds from shelf registration stock sales	—	—	6,728
Costs from shelf registration and related stock sales	—	—	(485)
Net issuance of restricted stock awards	—	(69)	—
Exercise of common stock options	4	23	76
Costs related to Tianwei investment	(88)	(2,191)	—
Contributions from (distributions to) noncontrolling interest	(2,821)	3,626	50
Customer deposits received	13,200	43,000	117,000
Net cash provided by financing activities	204,590	94,389	123,369

Net increase (decrease) in cash and cash equivalents	11,393	(10,421)	(10,385)
Cash and cash equivalents at beginning of year	6,962	17,383	27,768

Cash and cash equivalents at end of year	$18,355	$6,962	$17,383

Supplemental disclosure of non-cash activities:
Amortization of debt discount and deferred financing cost capitalized as property, plant and equipment	$6,267	$593	$—
Acquisition of property, plant and equipment through accounts payable and accrued capital expenses, including accrued capital interest	3,706	22,366	37,282
Issuance of warrant related to Tianwei investment	—	12,884	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies and Practices

(a)	Description of Business

Hoku Corporation is a solar energy products and services company. The Company was incorporated in Hawaii in March 2001, as Pacific Energy Group, Inc.  In July 2001, the Company changed its name to Hoku Scientific, Inc. In December 2004, the Company was reincorporated in Delaware.  In March 2010, the Company changed its name from Hoku Scientific, Inc. to Hoku Corporation.

The Company originally focused its efforts on the design and development of fuel cell technologies, including its Hoku membrane electrode assemblies, or MEAs, and Hoku Membranes. In May 2006, the Company announced its plans to form an integrated photovoltaic, or PV, module business, and its plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, at its polysilicon manufacturing plant in Pocatello, Idaho, or the Polysilicon Plant.  In fiscal 2007, the Company reorganized its business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells.  In February and March 2007, the Company incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly owned subsidiaries to operate its polysilicon and solar businesses, respectively. In September 2010, the Company elected to discontinue the operations of Hoku Fuel Cells; however, it will maintain ownership of its intellectual property, including its patents.  Accordingly, the results of operations of Hoku Fuel Cells for the years ended March 31, 2010 and 2009 have been reported as discontinued operations in the consolidated statements of operations.

(b)	Liquidity

The Company has incurred operating losses in recent years as the Company has redirected its efforts to focus on the development of its polysilicon and solar businesses.  The Company's current operating plan anticipates raising cash over the next year through a combination of debt and/or equity offerings and possibly new customer contracts to enable the continued construction of the Polysilicon Plant. Tianwei, the Company's majority shareholder has committed to provide the Company financial support for its ongoing operations, planned capital expenditures and debt service requirements until at least April 1, 2012. In addition, Tianwei has provided standby letters of credit as collateral for the Company's third party debt with a principle amount of $194 million at March 31, 2011.

Under the terms of all of the Company's supply agreements, the failure to deliver polysilicon by the stated delivery dates will allow the customers to terminate the supply agreements, require the repayments of the deposits under the agreements, which in the aggregate amount to $140 million at March 31, 2011, which in turn could result in an event of default under the Company's existing credit agreements with its third party lenders. The event of default under the Company's existing credit agreements could result in its lenders accelerating repayment of the Company's third party debt, which the Company does not have the wherewithal to repay. To the extent that the third party lenders accelerate repayment of the debt, Tianwei has provided a letter of commitment to the Company that it would not demand repayment from the Company until the original due dates of the third party credit agreement ranging from May 2012 through June 2016.

If the Company is unable to generate revenue, secure additional financing or structure credit terms with its vendors, the Company will be forced to curtail construction of the Polysilicon Plant.

(c)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, after elimination of significant intercompany amounts and transactions, and Hoku Solar Power I LLC, or Power I, because the Company has the controlling financial interest of Power I.  As of March 31, 2011, the total assets of Power I were $6.0 million, mainly comprised of cash, accounts receivable, and property, plant and equipment.  As of March 31, 2011, the total liabilities of Power I were $882,000, mainly comprised of accounts payable and accrued liabilities.  These balances are reflected in the consolidated financial statements with intercompany transactions eliminated.

(d)	Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles, or GAAP, requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable, the carrying amounts of property, plant and equipment and inventory, income taxes and the valuation of deferred tax assets and stock options. These estimates are based on historical facts and various other assumptions that the Company believes are reasonable.

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

Beginning in April 1, 2010, the Company applies the percentage-of-completion method of revenue recognition for its PV system contracts for which it can make reasonably dependable estimates of costs. Under the percentage-of-completion method, revenue and related costs are deferred and subsequently recognized based on the progress of the installation and an estimate of remaining costs to complete the installation. Estimated losses on PV system contracts are recognized in the period in which those losses become evident. For contracts entered into prior to April 1, 2010, the Company recognizes revenue under the completed contract method, in which revenue and related costs are deferred and then subsequently recognized only upon completion of the contract, for all contracts for which reasonably dependable estimates of costs are not available.

The Company entered the PV system installation business in fiscal year 2008.  Prior to April 1, 2010, due to the short period of time the Company was in the PV system installation business, the Company did not have the historical experience or the procedures in place to develop reasonably dependable estimates of costs and therefore utilized the completed contract method to record revenue for PV contracts.  Subsequent to this startup period, the Company has developed history and reliable processes and procedures of projecting and tracking contract fulfillment costs, in order to develop reasonably dependable estimates which are required to use the percentage of completion method.  In applying the percentage method, the Company determines the percentage of contract completion on the basis of engineering, labor, subcontractor and other installation costs and excludes material and other non-installation contract costs which are not considered the primary cost determinants in gauging the progress of the PV system contract.  Revenue and related costs are recognized proportionately based on the completion percentage of each project and considering the current estimate of remaining costs required to complete the project.

Revenue from the sale of electricity generated from the Company’s PV systems is based on kilowatt usage and is recognized in accordance with its power purchase agreements, or PPAs.

The Company charges the appropriate Hawaii general excise tax to its customers.  The taxes collected from sales are excluded from revenue and recorded as a payable.

(f)	Cost of Uncompleted Contracts

Cost of uncompleted contracts represents costs incurred for services performed and/or materials used towards completing a customer contract. Based on the Company’s revenue recognition policy, the costs incurred for services and/or materials can be recognized as contract costs, and revenues are recognized based on the completion percentage of each contract after considering the costs incurred and current estimate of remaining costs to complete the installation. As of March 31, 2011 and 2010, costs of uncompleted contracts were approximately $128,000 and $93,000, respectively, related to PV system installation contracts.

(g)	Concentration of Credit Risk

Significant customers represent those customers that account for more than 10% of the Company’s total revenue or accounts receivable. Revenue and revenue as a percentage of total revenue and accounts receivable and accounts receivable as a percentage of total accounts receivable for significant customers were as follows:

	Revenue
	Fiscal Year Ended March 31,
	2011		2010		2009
Customer	$	%	$	%	$	%
	(dollars in thousands)
Diagnostic Laboratory Services, Inc.	1,763	48	—	—	—	—
State of Hawaii Department of Transportation	500	14	389	15	—	—
Namalu LLC	—	—	790	30	—	—
Nan, Inc.	—	—	685	26	—	—
Henkels & McCoy	—	—	498	19	—	—
Paradise Beverages	—	—	—	—	3,094	62
Resco, Inc.	—	—	—	—	655	13

	Accounts Receivable
	March 31,
	2011		2010
Customer	$	%	$	%
	(dollars in thousands)
Diagnostic Laboratory Services, Inc.	185	34	—	—
State of Hawaii Department of Transportation	107	20	44	18
RNR Condo II	86	16	—	—
Namalu LLC	—	—	198	80

(h)	Cash and Cash Equivalents

The Company considers money market, savings and checking accounts as cash and cash equivalents. All other investments, including those with maturities of three months or less are considered short-term investments. The Company had no outstanding investments as of March 31, 2011 and 2010.

(i)	Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company had allowance for doubtful accounts of $10,000 and $60,000 as of March 31, 2011 and 2010, respectively.

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

Estimated useful lives of the Company’s assets are as follows:

Building and electrical substation	39 years
PV solar systems	20 years
Research equipment	4-7 years
Office equipment and furniture	5-7 years
Production equipment	7 years
Automobile	5 years

(l)	Impairment of Long-Lived Assets

The Company evaluates the recoverability of the construction in progress related to the Polysilicon Plant due to both delays in construction and increases in projected expected costs related to complete construction of the Polysilicon Plant.  If, in the future, the Company were to determine that the carrying amount of the Polysilicon Plant is not recoverable, the Company would be required to estimate the fair value of the Polysilicon Plant and, if the fair value is less than the carrying amount, record an impairment charge for the difference.

(m)	Income Taxes

Income taxes are accounted for under the asset and liability method, which establishes financial accounting and reporting standards for the effect of income taxes. The Company recognizes federal and state current tax liabilities or assets based on the Company’s estimate of taxes payable to or refundable by each tax jurisdiction in the current fiscal year.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company also records a valuation allowance to reduce any deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized.  Accordingly, the Company continued to provide a full valuation allowance against its net deferred tax assets as of March 31, 2011 and 2010.

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

The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the denominator used in the computation of basic and diluted net loss per share:

	Fiscal Year Ended March 31,
	2011	2010	2009
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to Hoku Corporation	$(11,837)	$(5,432)	$(2,962)
Denominator:
Weighted average shares of common stock (basic)	54,659,713	23,548,244	20,325,433
Effect of Dilutive Securities
Add:
Weighted average convertible preferred shares	—	—	—
Weighted average stock options and warrants	—	—	—

Weighted average shares of common stock (diluted)	54,659,713	23,548,244	20,325,433

Basic net loss per share	$(0.22)	$(0.23)	$(0.15)

Diluted net loss per share	$(0.22)	$(0.23)	$(0.15)

Due to the Company’s net losses in the fiscal years ended March 31, 2011, 2010 and 2009, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share. Potential dilutive securities included options to purchase 66,353, 72,711 and 162,318 shares of common stock as of March 31, 2011, 2010 and 2009, respectively.  In addition, Tianwei has a warrant to purchase up to 10,000,000 shares of common stock at a per share exercise price equal to $2.52.

(o)	Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements using the fair value method, whereby the fair value of stock options granted to our employees and non-employees is determined using the Black-Scholes pricing model, while the fair value of restricted stock awards is estimated based on the price of the Company’s stock on the date of grant. The Black-Scholes pricing model requires the input of several subjective assumptions including the expected life of the option and the expected volatility of the option at the time the option is granted. The fair value of the option, as determined by the Black-Scholes pricing model, is expensed over the requisite service period, which is generally three to five years for stock options and varies between one and five years for restricted stock awards.

(p)	Advertising and Marketing Expenses

The Company expenses advertising and marketing expenditures as they are incurred.  For the fiscal years ending March 31, 2011, 2010 and 2009, advertising and marketing expenses were $59,000, $85,000, and $59,000, respectively.

(q)	Guarantees and Indemnifications

The Company has entered into PV system installation contracts which warrant the installation against defects in workmanship, generally for a period of one to five years from the date of installation.  There were no accruals for or expenses related to the warranties for any period presented.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in that capacity.  The term of the indemnification period is equal to the officer’s or director’s lifetime.  The Company has also entered into additional indemnification agreements with its officers and directors in connection with its initial public offering.  The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid.  The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2011 and 2010.

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

The accounting of the warrant and debt was based on their relative fair values and in proportion to the $50.0 million in loan proceeds.   The fair value of the warrant was calculated using the Black-Scholes option pricing model, which requires the input of several subjective assumptions including the expected life of the warrant and the expected volatility of the underlying common stock at the time the warrant was granted.  The fair value of the debt was based on the present value of cash flows, discounted at the estimated market interest rate.  The $12.9 million fair value attributed to the warrants was recorded as an increase to stockholders’ equity and an offsetting discount to the debt, to be amortized over the two year term of the debt, using the effective interest method, and capitalized to the cost of construction of the Polysilicon Plant.  Cash interest paid on the outstanding balance of the debt will also be capitalized to the cost of construction of the Polysilicon Plant.

(s)	Reclassification

Certain amounts in the consolidated financial statements have been reclassified to conform to current period presentation. Specifically, in the consolidated statements of cash flows for the years ended March 31, 2010 and 2009, the line item for purchases of short-term investments was removed to exclude activity for cash equivalents.

(2)	Fair Value of Assets and Liabilities

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

As of March 31, 2011 and 2010, the Company held the following assets that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,949	$1,949	$—	$—
Total assets measured at fair value	$1,949	$1,949	$—	$—

	Fair Value Measurements as of March 31, 2010
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,548	$1,548	$—	$—
Total assets measured at fair value	$1,548	$1,548	$—	$—

The interest rates of the Company’s credit agreements resets on a quarterly basis based on fluctuations in the LIBOR rate.  Accordingly, the fair value of the notes payable approximates the carrying value as of March 31, 2011 and 2010.

There were no assets or liabilities that are required to be measured at fair value on a non-recurring basis.

(3)    Property, Plant and Equipment

As of March 31, 2011 and 2010, property, plant and equipment consisted of the following:

	March 31,
	2011	2010
	(in thousands)
Construction in progress – Idaho plant and equipment	$460,516	$264,628
Electrical substation	17,983	17,983
PV solar systems	3,260	5,559
Production equipment	108	108
Office equipment and furniture	147	109
Automobile	165	98

	482,179	288,485
Less accumulated depreciation and amortization	(698)	(510)

Property, plant and equipment, net	$481,481	$287,975

During fiscal 2009, in assessing the recoverability of its long-lived assets, the Company compared the carrying value to the undiscounted future cash flows the assets are expected to generate.  As the total of the undiscounted future cash flows was less than the carrying amount of the assets, the Company wrote down such assets based on the excess of the carrying amount over the fair value of the assets in fiscal 2009. Fair value was determined based on discussions with third-party equipment providers.  The Company did not record any impairment during the years ended March 31, 2011 or 2010.

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

As of March 31, 2011 and 2010, the Company had no physical assets located outside of the United States, except for $1.9 million in cash in a bank account in China in fiscal 2010.

During the year ended March 31, 2011, the Company reduced the cost of the PV systems owned by Hoku Solar Power I by $2.3 million as a result of federal grants received under Section 1603 of the American Recovery and Reinvestment Act of 2009, which provides cash incentives for wind and solar project investments.

During fiscal 2011, the Company capitalized interest during construction of $11.7 million, comprised of interest charges of $5.2 million, amortization of discount and deferred financing costs of $6.3 million, and also capitalized stock based compensation of $151,000 during the same period.

During fiscal 2010, the Company capitalized interest during construction of $991,000, comprised of interest charges of $342,000, amortization of discount and deferred financing costs of $649,000, and also capitalized stock based compensation of $362,000 during the same period.

(4)	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were comprised of the following:

	Fiscal Year Ended March 31,
	2011	2010
	(in thousands)
Accounts payable	$13,720	$14,004
Accrued liabilities	13,429	8,656
Total accounts payable and accrued liabilities	$27,149	$22,660

The following table summarizes the composition of accounts payable and accrued liabilities between capital and operating expenditures:

	Fiscal Year Ended March 31,
	2011	2010
	(in thousands)
Capital expenditures	$26,072	$22,366
Operating expenditures	1,077	294
Total accounts payable and accrued liabilities	$27,149	$22,660

The capital expenditures pertain primarily to the construction of the Polysilicon Plant and equipment additions related to the Polysilicon Plant.

(5)	Customer deposits

The Company has entered into various supply agreements with customers for the sale and delivery of polysilicon over specified periods of time.  Under the supply agreements, customers are generally required to pay cash deposits to the Company as a prepayment for future product deliveries.  Generally, these payments are for deliveries of polysilicon, which are expected to occur subsequent to the initial year of the agreements.  These prepayments were used by the Company to finance the construction of the Polysilicon Plant.  Accordingly, the receipts of these prepayments have been reflected in the financing activities section of the statements of cash flows.  Upon the sale of product under the long-term supply agreements, the Company will reflect the application of the deposit in exchange for the product as a cash inflow from operations with a corresponding cash outflow in financing activities.

As of March 31, 2011 and 2010, the Company had $140.2 and $127.0 million, respectively, related to prepayments received under its various polysilicon supply agreements.  In December 2009, the investment transaction with Tianwei was completed and the existing polysilicon supply agreements were amended such that $50.0 million of an aggregate of $79.0 million in secured prepayments previously paid by Tianwei to the Company was converted  into shares of the Company’s common stock.  The prepayments which are expected to be applied to deliveries after March 31, 2012 have been reflected in the consolidated balance sheets as Long-term deposits - Hoku Materials.

Under the terms of the various long-term polysilicon supply agreements with its customers, the Company is generally required to refund these prepayments, in each case, if the customer terminates the respective supply agreement under certain circumstances, which generally include, but are not limited to, bankruptcy, failure to commence shipments of polysilicon by specified dates, repeated failure to deliver a specified quality of product, and/or failure to meet other milestones.  The Company did not commence delivery of polysilicon to Solargiga in May 2011 and Solarone in June 2011 in accordance with its agreements which provided these customers with the right to terminate the agreements and require repayment of a $20.2 million and a $49 million prepayment, respectively.  In June 2011, the Company entered into an amendment to the agreement with Solargiga to extend the initial delivery date of polysilicon to May 2012.  The Company has granted security interests to each of its customers in all of the Company’s tangible and intangible assets related to its polysilicon business to serve as collateral for the Company’s obligation to repay the remaining amount of each of its customer’s respective prepayments made as of the date of any termination that has not been applied to the purchase price of polysilicon previously delivered under the respective contract.  Such security interests are subordinated to bank financings.

The following is a summary of prepayments received as of March 31, 2011 and 2010:

	Fiscal Year Ended March 31,
Customer	2011	2010
	(in thousands)
Hanwha SolarOne, formerly Solarfun Power Hong Kong Ltd.	$49,000	$$49,000
Tianwei New Energy (Chengdu) Wafer Co., Ltd.	29,000	29,000
Wealthy Rise International, Ltd. (Solargiga)	20,200	7,000
Jinko Solar Co., Ltd.	20,000	20,000
Shanghai Alex New Energy Co., Ltd.	20,000	20,000
Wuxi Suntech Power Co., Ltd.,	2,000	2,000
	$140,200	$$127,000

Based on existing terms of the various long-term polysilicon supply agreements, the $140.2 million of customer prepayments would be credited against future product deliveries in the years ending March 31, 2012 through 2016 and thereafter as indicated in the following table.

Application of
Customer Deposit
Fiscal Year Ending	(in thousands)
2012	$25,278
2013	26,662
2014	13,422
2015	11,656
2016	11,656
Thereafter	51,526
$140,200

(6)     Notes Payable and Warrants

(a) Notes Payable

China Merchants Bank – New York Branch
In May 2010, the Company entered into a $20.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.    The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (2.28% at March 31, 2011) or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by May 2012. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of March 31, 2011 the entire $20.0 million was outstanding.

In August 2010, the Company entered into two credit agreements with the New York branch of China Merchants Bank Co., Ltd. to borrow $10.0 million and $5.0 million.  The loans under these credit agreements are secured by standby letters of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (2.28% at March 31, 2011) or, if the Company elects, any portion of the loans that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by August 2012. The Company also entered into reimbursement agreements with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of March 31, 2011 the entire $15.0 million was outstanding.

China Construction Bank – New York Branch
In June 2010, the Company entered into a $28.3 million credit agreement with the New York branch of China Construction Bank.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei and issued by the Sichuan branch of China Construction Bank in favor of the New York branch.  The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 1.875% (2.16% at March 31, 2011) or, if the Company elects, and if the bank agrees, any portion of the loan that is not less than $1 million may bear interest at an annual rate equal to the highest “Prime Rate” as published in the “Money Rates” column of the Eastern Edition of the Wall Street Journal from time to time.  The principal amount and any unpaid interest thereon must be paid in full by June 2012. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of March 31, 2011 the entire $28.3 million was outstanding.

China Merchants Bank – New York Branch
In September 2010, the Company entered into a $10.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (2.30% at March 31, 2011) or, if the Company elects, any portion of the loan that is not less than $1 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by September 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of March 31, 2011 the entire $10.0 million was outstanding.

In October 2010, the Company entered into a $13.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The Company received the entire $13.0 million under this credit agreement, which is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (2.29% at March 31, 2011)  or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by October 2013.  The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of March 31, 2011 the entire $13.0 million was outstanding.

In December 2010, the Company entered into a $10.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The Company received the entire $10.0 million under this credit agreement, which is secured by cash collateral of 110% of the principal amount of the credit agreement in Renminbi provided by Tianwei.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (2.31% at March 31, 2011) or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by December 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with providing the cash collateral.  As of March 31, 2011 the entire $10.0 million was outstanding.

China Construction Bank – Singapore Branch
In October 2010, the Company entered into a $29.0 million credit agreement with the Singapore branch of China Construction Bank.  The Company received the entire $29.0 million under this credit agreement which is secured by standby letters of credit drawn by Tianwei in Chengdu, China and issued to China Construction Bank Corporation, Sichuan Branch in favor of China Construction Bank – Singapore Branch.   The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (2.30% at March 31, 2011).   The principal amount and any unpaid interest thereon must be paid in full by September 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit. As of March 31, 2011 the entire $29.0 million was outstanding.

Industrial and Commercial Bank of China – New York Branch
In December 2010, the Company entered into a $15.5 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd.  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $17.0 million.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.6% (2.91% at March 31, 2011).  The principal amount and any unpaid interest thereon must be paid in full by December 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of March 31, 2011 the entire $15.5 million was outstanding.

In January 2011, the Company entered into a $19.5 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd.  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $22.0 million.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.6% (2.90% at March 31, 2011).  The principal amount and any unpaid interest thereon must be paid in full by January 2014. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.   As of March 31, 2011 the entire $19.5 million was outstanding.

In April 2011, the Company entered into a $15.0 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd., New York Branch (the “Lender”).  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $16.5 million.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.7% (2.99% on the date of borrowing).  The principal amount of and any unpaid interest of the loan must be paid in full by April 6, 2014 or the tenth business day prior to the date on which the letter of credit expires or otherwise terminates, whichever is earlier.  The Company also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  The Company borrowed $15.0 million in April 2011.

In June 2011, the Company entered into a $24.7 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd., New York Branch (the “Lender”).  The loan is secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of not less than $30.1 million.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 3.8% (4.05% on the date of borrowing).  The principal amount of and any unpaid interest of the loan must be paid in full by June 2, 2016 or the tenth business day prior to the date on which the letter of credit expires or otherwise terminates, whichever is earlier.  The Company also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  The Company borrowed $24.7 million in June 2011.

CITIC Bank International Limited – New York Branch
On February 7, 2011, the Company entered into a $19.0 million credit agreement with the New York Branch of CITIC Bank International Limited.  The Company can receive up to $9.0 million of the loan which is secured by standby letters of credit issued by China Branch of CITIC Bank International Limited and procured by Tianwei in favor of CITIC Bank International Limited.  Tianwei has informed the Company that it intends to issue additional standby letters of credit for the remaining loan amount.  The loans will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.5% (2.81% at March 31, 2011).  The principal amount and any unpaid interest thereon must be paid in full by January 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.   The Company borrowed $7.0 million and $2.0 million on March 17, 2011 and February 7, 2011, respectively.  As of March 31, 2011 the entire $9.0 million was outstanding.

Bank of China-New York Branch
On February 25, 2011, the Company and its subsidiary Hoku Materials entered into a credit agreement with the New York Branch of Bank of China that provides for one or more revolving loans in an aggregate principal amount not to exceed the lesser of (i) $30.0 million or (ii) the aggregate amount of the letters of credit procured by Tianwei.  As of March 31, 2011, Tianwei has procured a letter of credit issued by the Sichuan Branch of Bank of China in favor of the lender.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.4% (2.71% at March 31, 2011).  The principal amount of the loans and any unpaid interest must be paid in full by the earlier of (i) February 25, 2014 or (ii) the 15th business day prior to the date on which the letters of credit expires or terminates.  The Company may prepay the loans, in whole or in part, at any time without penalty. The Company also entered into a reimbursement agreement with Tianwei pursuant to which it agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of March 31, 2011, the entire $25.0 million was outstanding.

The Company will be required to repay approximately $122.3 million and $122.0 million in fiscal 2013 and 2014, respectively. These repayment amounts include the unamortized discount of $6.4 million as of March 31, 2011.

Under the terms of all of the Company's supply agreements, the failure to deliver polysilicon by the stated delivery dates will allow the customers to terminate the supply agreements, require the repayments of the deposits under the agreements, which in turn could result in an event of default under the Company's existing credit agreements with its third party lenders. If the Company is determined to be in default, its lenders will have the right to declare the outstanding principal and unpaid interest thereon due and payable.  The third party credit agreements are all secured by standby letters of credit drawn by the Company's majority shareholder, Tianwei, as collateral.  To the extent that the third party lenders accelerate repayment of the debt, Tianwei has provided a letter of commitment to the Company that it would not demand repayment from the Company until the original due dates of the third party credit agreements ranging from May 2012 to through February 2014.

(b) Notes Payable, related party

Tianwei New Energy Holding Co. Ltd.
As of March 31, 2011, the Company has $50.0 million in notes payable to Tianwei. The Company received the first tranche of $20.0 million in January 2010 and received the second tranche of $30.0 million in March 2010.  The notes bear an annual interest rate of 5.94% and have a term of two years.  Pursuant to the loan agreement, the Company has pledged a security interest in all of its assets to Tianwei.  The $20.0 million and $30.0 million in loan proceeds become due in January and March 2012, respectively, with no penalty for earlier prepayment of principal, and interest payments are due quarterly.  Tianwei has agreed to extend the due dates of these loans and will not require the repayment of these loans until subsequent to April 2012.

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

The Company recorded approximately $1.2 million in transaction costs and $12.9 million of related fair value of the warrants as deferred costs of debt financing totaling $14.1 million.  As of March 31, 2011, $12.9 million has been recorded as a discount on the debt and $1.2 million has been deferred as cost of debt financing.  The deferred cost of debt financing and discount on the debt will be amortized over the two year term of the $50.0 million in notes payable, using the effective interest method, and capitalized as construction in progress related to the polysilicon production facility.  As of March 31, 2011, the carrying value of the $50.0 million in notes payable was $43.6 million, net of the unamortized discount of $6.4 million.

(7)	Income Taxes

There was no income tax provision or benefit and no payments for federal and state income taxes in fiscal years 2011, 2010 and 2009.

A reconciliation of the U.S. statutory tax rate of 34% to the effective tax rate for the fiscal years ended March 31, 2011, 2010 and 2009 is as follows:

	Fiscal Year Ended March 31,
	2011	2010	2009
	(in thousands)
Expected tax benefit	$4,057	$1,876	$1,025
State tax benefit, net of federal benefit	478	221	120
Non-deductible stock-based compensation	5	(31)	(123)
Taxable gain on sale to Power I	-	(1,137)	-
Change in valuation allowance	(4,338)	(888)	(1,043)
Book income of Power I attributable to noncontrolling interest	(37)	(33)	(19)
Other	(165)	(8)	40

Income tax benefit	$-	$-	$-

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. A summary of the tax effects of the temporary differences is as follows:

	Fiscal Year Ended March 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Federal tax credits	$424	$424
Stock-based compensation	503	465
Fixed assets and inventory	26	31
Net operating loss carryforwards	8,864	4,125
Total deferred tax assets	9,817	5,045
Less valuation allowance for deferred tax assets	(8,771)	(4,433)
Net deferred tax assets	1,046	612
Deferred tax liabilities	(1,046)	(612)
Net deferred taxes	$-	$-

The Company’s ultimate realization of deferred tax assets depends upon the generation of future taxable income during periods in which those temporary differences become deductible. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company has continued to provide a valuation allowance against its net deferred tax assets as of March 31, 2011.

The valuation allowance for deferred tax assets increased by approximately $4.3 million for the fiscal year ended March 31, 2011 and increased by approximately $889,000 for fiscal year ended March 31, 2010.  The increase in the valuation allowance is due primarily to current year operating losses incurred by the Company.

The Company has not identified any material unrecognized tax benefits as of March 31, 2011 or 2010.  Any interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments will be recorded as components of income tax expense.

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

As of March 31, 2011, the Company had cumulative net operating losses, or NOLs, of approximately $25.0 million and $22.5 million for federal and state tax purposes, respectively. If not utilized, the federal and state NOL carryforwards will begin to expire in the fiscal year ending March 31, 2027. The Company’s utilization of these NOL carryforwards may be subject to annual limitations pursuant to Section 382 of the Internal Revenue Code, and similar state provisions, as a result of changes in the Company’s ownership structure. These annual limitations may result in the expiration of NOL carryforwards prior to utilization.

The Company has approximately $1.2 million of federal R&E tax credits as of March 31, 2011, which, if not utilized, will begin to expire in the fiscal year ending March 31, 2023.

Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  At March 31, 2011, management believes there were no uncertain tax positions.  The three tax years in the period ended March 31, 2011 remain open for Federal purposes.

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

As of March 31, 2011, the Company was authorized to issue 5,000,000 and 100,000,000 shares of preferred and common stock, respectively, each with a par value of $0.001.

In June 2008, the Company sold registered shares of its common stock pursuant to the Equity Distribution Agreement, or the EDA, with UBS Securities LLC, or UBS, in which we had raised gross aggregate proceeds of $6.9 million, less broker fees, commissions, and expenses, from the public offer and sale of an aggregate of 1,160,716 shares of common stock.

In December 2009, the Company consummated an agreement providing for a majority investment in the Company by Tianwei, and debt financing by Tianwei through China Construction Bank as agent, for the construction and development of the Polysilicon Plant.  The Company issued to Tianwei 33,379,287 shares of its common stock, representing approximately 60% of the Company's outstanding shares. The Company also granted to Tianwei a warrant to purchase an additional 10 million shares of the Company’s common stock. The terms of the warrant include: (i) a per share exercise price equal to $2.52; (ii) an exercise period of seven years; and (iii) provision for a cashless, net-issue exercise.

The Company has reserved the shares of common stock for future issuance at March 31, 2011 and 2010 as follows:

	Fiscal Year Ended March 31,
	2011	2010
Stock options and awards outstanding	379,610	382,705
Stock options and awards available for future grants	1,189,218	1,302,701
	1,568,828	1,685,406

(c)	Stock Options and Awards

The Company had initially authorized 1,866,666 shares of common stock for issuance under the Company’s 2002 Stock Plan, 2005 Equity Incentive Plan, 2005 Non-Employee Directors Stock Option Plan and Calendar Year 2005 Executive Incentive Compensation Plan. The Company authorized additional shares of common stock for issuance under the 2005 Non-Employee Directors Stock Option Plan and Calendar Year 2005 Executive Incentive Compensation Plan by 95,513, 153,331, and 211,822 in August 2009, June 2008 and July 2007, respectively.  In addition, at the Company’s Fiscal 2009 Annual Meeting held in March 2010, the Company’s stockholders approved additional shares of common stock for issuance under the 2005 Non-Employee Directors Stock Option Plan and Calendar Year 2005 Executive Incentive Compensation Plan by 428,590.  As of March 31, 2011, the total authorized shares of common stock for issuance was 2,755,922.

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

The following table summarizes stock option and award activity for fiscal years ended March 31, 2011, 2010 and 2009:

		Options Outstanding
	Options and Awards Available for Grant	Number of Shares	Weighted Average Exercise Price
Balances as of March 31, 2008	970,737	564,491	$2.20
Authorized	153,331	—
Granted	(19,998)	19,998	$5.55
Exercised	—	(61,710)	$1.23
Cancelled	17,334	(17,334)	$3.78
Restricted stock awards granted	(89,150)	—
Restricted stock awards cancelled	12,280	—
Stock awards granted	(6,363)	—
Balances as of March 31, 2009	1,038,171	505,445	$2.40
Authorized	524,103	—
Granted	—	—
Exercised	—	(111,501)	$0.21
Cancelled	11,239	(11,239)	$2.65
Restricted stock awards granted	(308,500)	—
Restricted stock awards cancelled	10,000	—
Restricted stock awards forfeited	27,688	—
Balances as of March 31, 2010	1,302,701	382,705	$3.03
Authorized	—	—
Granted	(47,736)	47,736	$2.68
Exercised	—	(21,432)	$0.21
Cancelled	29,399	(29,399)	$3.26
Restricted stock awards granted	(234,749)	—
Restricted stock awards cancelled	49,576	—
Restricted stock awards forfeited	90,027	—
Balances as of March 31, 2011	1,189,218	379,610	$3.02

The weighted-average grant-date fair value of options granted during the fiscal years ended March 31, 2011 and 2009 was $1.97 and $5.55, respectively, and no options were granted during fiscal year 2010. The total intrinsic value of options exercised during the fiscal years ended March 31, 2011, 2010 and 2009 was $42,000, $281,000 and $296,000, respectively. As of March 31, 2011, there was $348,000 of total unrecognized compensation cost related to unvested stock-based compensation under the 2002 Stock Plan and 2005 Equity Incentive Plan combined; that cost is expected to be recognized over the respective vesting period.

To date, cancelled shares are a result of forfeitures rather than the expiration of options.

The following table summarizes options outstanding as of March 31, 2011:

Options Outstanding
Price Range	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.075 - $0.15	22,574
$0.375 - $1.87	44,979
$2.48 - $3.93	229,983
$4.50 - $9.81	62,076
$10.39	19,998

	379,610	4.99	$3.02	$0

The following table summarizes options vested and exercisable as of March 31, 2011:

Options Vested and Exercisable
Price Range	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.075 - $0.15	22,574
$0.375 - $1.87	43,779
$2.48 - $3.93	203,065
$4.50 - $9.81	58,361
$10.39	19,998

	347,777	4.48	$3.05	$0

Vested and expected to vest	372,805	4.92	$3.03	$0

The following table summarizes the status of the Company's nonvested stock options and restricted stock shares as of March 31, 2011 and 2010 and changes during the fiscal years ended March 31, 2011, 2010 and 2009:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at March 31, 2008	435,210	$4.16
Granted	109,148	$7.28
Vested	(198,723)	$4.34
Cancelled	(29,614)	$2.21

Unvested at March 31, 2009	316,021	$4.70
Granted	308,500	$2.18
Vested	(241,584)	$3.28
Cancelled	(21,239)	$2.72

Unvested at March 31, 2010	361,698	$3.59
Granted	282,485	$2.61
Vested	(414,264)	$2.67
Cancelled	(78,977)	$3.22

Unvested at March 31, 2011	150,942	$4.47

Stock options are measured at the date of grant at the fair value of the equity instruments issued using the Black-Scholes option pricing model. The fair value of stock options granted is charged to expense over the requisite period. The fair value of options vested was $16,000, $792,000, and $862,000 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

Cash received from option exercises for the years ended March 31, 2011, 2010 and 2009 was $4,000, $23,000 and $76,000, respectively. There were no tax benefits realized for the tax deductions from the exercise of stock options and issuance of stock awards for the fiscal years ended March 31, 2011, 2010 and 2009.

(d)	Stock-based Compensation

Stock Options.  The Company granted options to purchase 47,736 and 19,998 shares of common stock during each fiscal year ended March 31, 2011 and 2009, respectively, and no options in fiscal year 2010 under the Company’s 2005 Equity Incentive Plan. The Company recorded stock-based compensation expense of $188,000, $347,000 and $585,000 related to stock options during the fiscal years ended March 31, 2011, 2010 and 2009, respectively. The stock-based compensation expense excludes $12,000 which was capitalized to construction in progress during fiscal year ended March 31, 2011. The stock-based compensation expense excludes $7,000 and $26,000 which was capitalized to cost of uncompleted contracts and construction in progress, respectively, during fiscal year ended March 31, 2010. The stock-based compensation expense excludes $14,000 and $29,000 which was capitalized to cost of uncompleted contracts and construction in progress, respectively, during fiscal year ended March 31, 2009.

The fair value of the stock options granted during fiscal 2011 and 2010 years was calculated using the Black-Scholes option pricing model.  The assumptions used to estimate fair value included:

	Fiscal Years Ended March 31,
	2011	2010
Risk-free interest rate	0.18% -3.23%	1.71% -3.23%
Dividend yield	None	None
Expected volatility	100%	100%
Expected life (in years)	0.13 - 6.5	2.0 - 6.5

The risk-free interest rate is based on the market yield of U.S. Treasury securities with a five year constant maturity at the time of grant.  The Company has not issued any dividends to date and a volatility of 100% was assumed based on historical volatility.  The expected life is based on the average of the vesting and expiration term. The vesting term of options granted is generally three or five years and the contractual term is generally ten years.

Stock-based compensation expense is recognized on a straight-line basis as the stock options vest. The expected forfeiture rate was 15% for fiscal 2011, 2010 and 2009.  The expected forfeiture rates are applied against stock-based compensation expense, based on the Company’s historical experience. The Company recognized additional charges of approximately $105,000, $27,000 and $206,000 related to stock option expense for the difference in actual forfeitures and the expected forfeiture rate used in fiscal years 2011, 2010 and 2009, respectively.

Stock Awards. During the fiscal year ended March 31, 2011, the Company granted 234,749 restricted shares of common stock.  The Company recorded stock-based compensation expense of $730,000 related to restricted stock awards during fiscal year ended March 31, 2011, which excluded $139,000 that was capitalized to construction in progress.  During the fiscal year ended March 31, 2010, the Company granted 308,500 restricted shares of common stock.  The Company recorded stock-based compensation expense of $483,000 related to restricted stock awards during fiscal year ended March 31, 2010, which excluded $1,000 and $100,000 that was capitalized to cost of uncompleted contracts and construction in progress, respectively.  During the fiscal year ended March 31, 2009, the Company granted 89,150 restricted shares of common stock.  The Company recorded stock-based compensation expense of $134,000 related to restricted stock awards during fiscal year ended March 31, 2009, which excluded $35,000 which was capitalized to construction in progress.

During fiscal year ended March 31, 2009, the Company granted 6,363 fully-vested common stock awards.  There was no fully-vested common stock awards were granted during fiscal years ended March 31, 2011 or 2010.  The fully-vested stock awards were granted to our directors in fiscal year 2009, in accordance with the 2005 Equity Incentive Plan.  In fiscal 2009, the Company recorded stock-based compensation for all fully-vested stock awards of $45,000, respectively.

(9)      Interest and Other Income

Interest and other income for fiscal 2011 was primarily comprised of the reversal of $36,000 of prior accruals for general excise tax reserves due to statute limitations and a foreign currency transaction gain of $107,000 related to Euros-based accrued as of March 31, 2010 and paid during fiscal year 2011.  In addition, fiscal 2011 income included interest income of $2,000 and a Hawaii State excise tax refund of $21,000.

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

(10)      Leases

As of March 31, 2011, the Company had lease obligations on its corporate and warehouse facilities, expiring in fiscal 2015 and 2012, respectively.  Minimum annual lease payments on these facilities are $213,000, $155,000, $155,000, and $103,000 for fiscal 2012 through fiscal 2015, respectively.  The Company incurred rent expense of $348,000, $323,000, and 135,000 on these facilities in fiscal 2011, 2010 and 2009, respectively.

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

During fiscal 2011, the Company made payments to S&W of $13.4 million, and as of March 31, 2011, the Company had paid S&W an aggregate amount of $60.1 million.

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

Pursuant to Change Order No. 4, the Company agreed among other things: (i) to confirm the plan for JH Kelly to complete construction of the Polysilicon Plant and (ii) set-up a payment schedule relating to outstanding invoices that the Company owed to JH Kelly and any additional expenses that JH Kelly incurred relating to the construction of the Polysilicon Plant. During fiscal 2011, the Company made payments to JH Kelly of $115.2 million, and as of March 31, 2011, the Company had paid JH Kelly an aggregate amount of $184.1 million.

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

During fiscal 2011, the Company made payments to Dynamic of $1.9 million, and as of March 31, 2011, the Company had paid Dynamic an aggregate amount of $8.4 million.

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

In January 2009, the Company received the first shipment of six hydrogen reduction reactors, three hydrogenation reactors, and related equipment from GEC and MSA, at the Polysilicon Plant, and all of these polysilicon reactors have been assembled and put into place on the Polysilicon Plant’s production floor. The reactors are the first units to arrive in Pocatello out of a planned total order of 28. The next set of 10 polysilicon reactors and related equipment has been manufactured, and will be shipped to the Polysilicon Plant after the Company’s payment of an additional 3.1 million Euros or $4.2 million (based on the Euro/U.S. dollar exchange rate which was $1.345 as of March 31, 2011). The Company is in discussions with GEC to purchase 12 additional reactors necessary for the Company’s planned annual capacity of 4,000 metric tons of polysilicon.  The cost of these additional reactors is not expected to be greater than 20.9 million Euros, or $28.1 million (based on the Euro/U.S. dollar exchange rate, which was $1.345 as of March 31, 2011).

During fiscal 2011, the Company made payments to GEC and MSA of 3.3 million Euros or $4.3 million and, as of March 31, 2011, the Company had paid GEC and MSA an aggregate amount of 19.0 million Euros or $26.7 million.

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

The Company also entered into an Electric Service Agreement with Idaho Power, or the ESA, for the supply of electric power and energy to the Company for use in the Polysilicon Plant, subject to the approval of the Idaho Public Utilities Commission, or the PUC. The term of the ESA is four years, beginning in June 2009 and expiring in May 2013. During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to the Company at certain fixed rates, which are subject to change only by action of the PUC.  After the initial term of the ESA expires, either the Company or Idaho Power may terminate the ESA without prejudice.  If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to the Company.  As of March 31, 2011, the Company was contractually obligated to pay approximately $17.1 million to Idaho Power over the term of the ESA.

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

During fiscal 2011, the Company made payments to AEG of $5.9 million, and as of March 31, 2011, the Company had paid AEG an aggregate amount of $13.0 million.

Polymet Alloys, Inc. In November 2008, the Company entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to the Company for use at the Polysilicon Plant. In May 2009, the Company entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  The term of the Amended Polymet Agreement is three years, commencing in 2010. Each year during the term of the Amended Polymet Agreement, Polymet has agreed to sell to the Company no less than 65% of the Company’s annual silicon metal requirement.  Pricing is to be negotiated for each year of the Amended Polymet Agreement; however, if the parties are unable to agree on pricing for any year, or the Company has agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom the Company may seek to purchase silicon metal.  Either party may also terminate the Amended Polymet Agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of March 31, 2011, the Company had not made any payments to Polymet.

PVA Tepla Danmark. In April 2008, the Company entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for the Polysilicon Plant. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to the Company’s end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total amount payable to PVA is approximately $6.0 million, which is payable in four installments, the first of which was made in August 2008. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.  In May 2011, the Company amended this agreement to restructure the payment terms with PVA as follows: (i) in May 2011, the Company paid $2.1 million; (ii) upon the earlier of successful acceptance testing at the Polysilicon Plant and July 31, 2011, the Company shall pay the amount of $318,000; (iii) upon the earlier of six months after the date of commissioning and December 31, 2011, the Company shall pay the amount of $318,000.  In June 2011, the Company amended this agreement to deliver a letter of credit in July 2011 in the amount of $636,000.

During fiscal 2011, the Company made payments to PVA of $1.0 million, and as of March 31, 2011, the Company had paid PVA an aggregate amount of $3.9 million.

BHS Acquisitions, LLC. In November 2008, the Company entered into an agreement with BHS Acquisitions, LLC, or BHS, for the supply of hydrochloric acid, or HCl, to the Company for use at the Polysilicon Plant. The term of the agreement is eight years beginning on the date on which the first shipment of product is delivered. Each year during the term of the agreement, BHS has agreed to sell to the Company specified volumes of HCl that meet certain purity specifications. The volume is fixed during each of the eight years. Pricing is fixed for the first twelve months of shipments, which are scheduled to begin within four months after the Company provides written notice to BHS, and the aggregate net value of the HCl to be purchased by the Company under the agreement in the first twelve months is approximately $2.4 million. Pricing is to be renegotiated for each of the remaining years of the agreement; however, if the parties are unable to agree on pricing for any future year, then either party may terminate the agreement without liability to the other party. Either party may also terminate the agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of March 31, 2011, the Company had not provided notice to BHS to commence shipments, and had not made any payments to BHS.

Evonik Degussa Corporation.  In March 2010, the Company entered into an agreement with Evonik Degussa Corporation, or Evonik, for the supply of TCS for use in the manufacturing of polysilicon for a term of approximately one year ending in February 2011.  In April 2010, the Company paid Evonik a $100,000 deposit for the ISO containers that will transport the TCS to our facility in Pocatello, Idaho.  In February 2011, the Company amended and restated this agreement to, among other things, extend the term of the agreement to November 2011.  Under the amended agreement, Evonik has agreed to sell to the Company a minimum quantity of TCS during the term of the agreement.  Pricing is fixed based on the quantity supplied in each calendar month and based on our frequency of payment.  Commencing in May 2011, the Company will forecast its estimated desired monthly quantity of TCS.  Pursuant to the agreement, Evonik is required to provide a minimum amount of TCS per calendar month, and it will use commercially reasonable efforts to provide additional quantities that we may request in addition to the monthly minimum amount.

The aggregate net value of the TCS to be purchased under the amended agreement during the term is approximately $13.5 million. As of March 31, 2011, we paid Evonik an aggregate amount of $100,000.

If the Company is unable to secure additional financing to complete the construction of the Polysilicon Plant, the Company would need to curtail construction of the Polysilicon Plant.  If the Company elects to curtail construction, it would not be able to produce its own polysilicon to meet the delivery requirements under certain polysilicon agreements.  The Company was required to make polysilicon deliveries beginning in June 2011.  The Company did not make any shipments by June 30, 2011, and is in discussions with its customers regarding a possible amendment of the agreement.  During fiscal 2012, the Company estimates that it may need to purchase between 1,000 to 1,500 metric tons of polysilicon to meet the minimum delivery requirements of its polysilicon contracts.  The revenue from the 1,000 to 1,500 metric tons that the Company may need to deliver during fiscal 2012 may result in a loss on the subsequent sale of polysilicon under the current polysilicon agreements.  As of June 2011, the Company has not entered into any agreements to purchase polysilicon.

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

The financial and operating results of Power I are consolidated with the Company’s financials and included in the Hoku Solar business segment of operations, because it has controlling financial interest of Power I.

In December 2008, the Company and Power I entered into a Development Services Agreement, or the Development Agreement, pursuant to which the Company constructed, installed, developed and commissioned the PV systems on behalf of Power I.  The Company also agreed to operate and maintain the systems pursuant to the terms and conditions of the Purchase and Sale and Operation and Maintenance Agreement entered into between the Company and Power I. Each system was transferred to Power I prior to the commencement of commercial operation. During fiscal 2010, all seven PV systems were completed and the DOT has provided letters of system acceptances on each of the PV systems, acknowledging that various system requirements, including but not limited to: system completion, permit certification, and energy capacity, have been satisfied in accordance with the provisions of the PPA.  During the fiscal 2011 and 2010, the Company recognized $500,000 and $389,000 in revenue from the operations of Power I, respectively.

(13)	Operating Segments

Operating segments are components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is made up of the Chief Executive Officer, President, Chief Financial Officer, Chief Strategy Officer and the Interim President of Hoku Materials.  The chief operating decision-making group manages the profitability, cash flows, and assets of each segment’s various product or service lines and businesses.  The Company has two operating business units: Hoku Solar and Hoku Materials. Hoku Solar installs PV systems and Hoku Materials will manufacture polysilicon for resale.  A description of the products for each business unit is described in Note 1 of the Consolidated Financial Statements.

	2011	2010	2009
For the fiscal year ended	(in thousands)
Revenue:
Hoku Solar	$3,620	$2,606	$4,957
Hoku Materials	27	—	—

Total consolidated revenue:	$3,647	$2,606	$4,957

The reconciliation of segment operating results to the Company’s consolidated totals was as follows for the following fiscal years ended March 31:

	2011	2010	2009
Income (loss) from operations:	(in thousands)
Hoku Solar	41	(1,942)	(639)
Hoku Materials	(11,947)	(4,137)	(2,633)

Total consolidated loss from continuing operations:	$(11,906)	$(6,079)	$(3,272)

The reconciliation of segment operating results to the Company’s consolidated totals was as follows:

	Fiscal Years Ended March 31,
	2011	2010	2009
	(in thousands)
Consolidated loss from continuing operations	$(11,906)	$(6,079)	$(3,272)
Interest and other income	166	521	182

Net loss from continuing operations	(11,740)	(5,558)	(3,090)
Discontinued operations:
Income (loss) from discontinued operations	—	40	78
Net loss	(11,740)	(5,518)	(3,012)
Net (income) loss attributable to noncontrolling interest	(97)	86	50
Net loss attributable to Hoku Corporation	$(11,837)	$(5,432)	$(2,962)

The Company allocates its assets to its business units based on the primary business units benefiting from the assets.  Unallocated assets are composed primarily of cash and cash equivalents and short-term investments.  Capital additions for the Hoku Materials business unit primarily relate to construction in progress.

	2011	2010
Identifiable assets:	(in thousands)
Hoku Solar	$4,356	$6,264
Hoku Materials	497,337	289,889
Unallocated assets	900	2,051

	$502,593	$298,204

Capital additions:
Hoku Solar	$—	$464
Hoku Materials	196,063	83,273

	$196,063	$83,737

Depreciation and amortization:
Hoku Solar	$175	$267
Hoku Materials	25	19

	$200	$286

(14)	Unaudited Quarterly Financial Data

	Quarters Ended
	March 31, 2011	December 31, 2010	September 30, 2010	June 30, 2010
	(amounts in thousands, except per share data)
Service, license and product revenue	$290	$1,242	$1,185	$930
Gross margin	145	294	333	365
Net loss	(4,098)	(3,046)	(2,011)	(2,682)
Basic net loss per share	(0.07)	(0.06)	(0.04)	(0.05)
Diluted net loss per share	(0.07)	(0.06)	(0.04)	(0.05)

	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
Service, license and product revenue	$775	$259	$1,498	$74
Gross margin	152	194	88	60
Net loss	(2,031)	(1,265)	(1,231)	(905)
Basic net loss per share	(0.04)	(0.06)	(0.06)	(0.04)
Diluted net loss per share	(0.04)	(0.06)	(0.06)	(0.04)

Exhibit Index

The following exhibits are included, or incorporated by reference, in this Annual Report on Form 10-K (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Securities Purchase Agreement, dated as of September 28, 2009, by and between Tianwei New Energy Holdings Co., Ltd. and Hoku Scientific, Inc.	8-K	000-51458	2.1	9/29/09

3.1	Amended and Restated Certificate of Incorporation	10-K	000-51458	3.1	7/14/10

3.2	Amended and Restated Bylaws	8-K	000-51458	3.2	10/23/07
3.3	Amendment to Amended and Restated Bylaws	10-K	000-51458	3.3	7/14/10

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	000-51458	3.3	3/19/10

4.1	Specimen Common Stock Certificate	S-1/A	333-124423	4.1	6/2/05

4.2	Warrant for the Purchase of Shares of Common Stock of Hoku Scientific, Inc., dated December 22, 2009, issued to Tianwei New Energy Holdings Co., Ltd.	8-K/A	000-51458	4.4	12/31/09

4.3	Investor Rights Agreement, dated as of December 22, 2009, between Tianwei New Energy Holdings Co., Ltd. and Hoku Scientific, Inc.	8-K/A	000-51458	4.5	12/31/09

4.4	Form of Lock-Up Agreement, dated December 22, 2009, between Tianwei New Energy Holdings Co., Ltd. and certain officers and directors of Hoku Scientific, Inc.	8-K/A	000-51458	4.6	12/31/09

10.2+	Form of Addendum to Stock Option Agreement under the 2002 Stock Plan, as amended, by and between Scott Paul and Hoku Scientific, Inc.	S-1	333-124423	10.6	4/28/05

10.3+	Form of Addendum to Stock Option Agreement under the 2002 Stock Plan, as amended, by and between each of the non-employee directors and Hoku Scientific, Inc.	S-1	333-124423	10.7	4/28/05

10.4	Form of Indemnity Agreement entered into between Hoku Scientific, Inc. and each of its directors and officers	S-1	333-124423	10.8	4/28/05

10.5+	2002 Stock Plan, as amended	S-1	333-124423	10.9	4/28/05

10.6+	Form of Stock Option Agreement under the 2002 Stock Plan, as amended	S-1	333-124423	10.10	4/28/05

10.7+	2005 Equity Incentive Plan	8-K	000-51458	10.11	9/13/06

10.8+	Form of Stock Option Agreement under the 2005 Equity Incentive Plan	8-K	000-51458	10.12	9/13/06

10.9+	2005 Non-Employee Directors’ Stock Option Plan	S-1/A#4	333-124423	10.13	7/13/05

10.10+	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan	S-1/A#4	333-124423	10.14	7/13/05

10.11	Ground Lease, dated March 22, 2007, by and between Hoku Materials, Inc. and The City of Pocatello	8-K	000-51458	10.38	3/28/07

10.12 †	Agreement for Engineering of Hoku Electric Substation and Associated Facilities, dated June 14, 2007, by and between Idaho Power Company and Hoku Materials, Inc.	10-Q	000-51458	10.47	08/06/07
10.13 †	Cost Plus Incentive Construction Contract, dated August 8, 2007, by and between JH Kelly LLC and Hoku Materials, Inc.	10-Q	000-51458	10.52	11/13/07

10.14 †	Engineering, Procurement and Construction Management Agreement, dated August 7, 2007, by and between Stone & Webster, Inc. and Hoku Materials, Inc.	10-Q	000-51458	10.53	11/13/07

10.15	Change Order Number 1 to Engineering, Procurement & Construction Management Agreement, dated October 3, 2007, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.15	7/14/10

10.16 †	Engineering Services and Technology Transfer Agreement, dated October 6, 2007, by and between Dynamic Engineering Inc. and Hoku Materials, Inc.	10-Q	000-51458	10.55	11/13/07

10.17 †	Amendment and Restatement of Contract, dated October 15, 2007, by and between Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.56	11/13/07

10.18	Registration Rights Agreement, dated February 29, 2008, by and among Hoku Scientific, Inc., and the Purchasers named therein	8-K	000-51458	10.65	02/29/08

10.19	Amendment No. 1 to Engineering Services & Technology Transfer Agreement, dated April 4, 2008, by and between Hoku Materials, Inc and Dynamic Engineering Inc.	8-K	000-51458	10.67	04/09/08
10.20 †	Equipment Purchase & Sale Agreement, dated March 4, 2008, by and between Hoku Materials, Inc. and Saft Power Systems USA Inc.	10-K	000-51458	10.68	6/6/08

10.21 †	Change Order Number 2 to Engineering, Procurement & Construction Management Agreement, dated April 8, 2008, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.69	6/6/08

10.22 †	Change Order Number 2 to Cost Plus Incentive Construction Contract, dated April 7, 2008, by and between Hoku Materials, Inc. and JH Kelly LLC	10-K	000-51458	10.70	6/6/08

10.23 †	Equipment Purchase & Sale Agreement, dated April 8, 2008, by and between Hoku Materials, Inc and PVA Tepla Danmark	10-K	000-51458	10.71	6/6/08

10.24 †	First Amended & Restated Supply Agreement, dated as of May 12, 2008, by and between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd.	10-K	000-51458	10.72	6/6/08

10.25†	Second Amended and Restated Supply Agreement, dated as of May 13, 2008, by and between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited	10-K	000-51458	10.73	6/6/08

10.26	Amended and Restated Agreement for Construction of Hoku Electric Substation and Associated Facilities, dated September 17, 2008, between Hoku Materials, Inc. and Idaho Power Company	8-K	000-51458	10.79	9/22/08

10.27	Amendment No. 1 to Second Amended and Restated Supply Agreement, between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited, with Solarfun Power Holdings Co., Ltd. signing as guarantor, dated as of October 22, 2008	8-K	000-51458	10.81	10/23/08

10.28†	Supply Agreement, dated as of November 19, 2008, by and between Hoku Materials, Inc. and BHS Acquisitions, LLC	10-Q	000-51458	10.88	2/3/09

10.29†	Hoku Solar Power I, LLC Operating Agreement, dated as of December 23, 2008, by and between UFA Renewable Energy Fund I, LLC and Hoku Solar, Inc.	10-Q	000-51458	10.89	2/3/09

10.30†	Development Service Agreement, dated as of December 23, 2008, by and between Hoku Solar, Inc. and Hoku Solar Power I, LLC	10-Q	000-51458	10.90	2/3/09

10.31†	Purchase and Sale and Operation and Maintenance Agreement, dated as of December 23, 2008, by and between Hoku Solar, Inc. and Hoku Solar Power I, LLC	10-Q	000-51458	10.91	2/3/09

10.32	Right of First Refusal Agreement, dated as of December 23, 2008, by and between UFA Renewable Energy Fund I, LLC and Hoku Solar, Inc.	10-Q	000-51458	10.92	2/3/09

10.33	Guaranty, dated as of December 23, 2008, by and between Hoku Solar Power I, LLC; UFA Renewable Energy Fund I, LLC; Firstar Development LLC; Hoku Scientific, Inc.; and Hoku Solar, Inc.	10-Q	000-51458	10.93	2/3/09

10.34	Economic Development Agreement, dated as of May 27, 2009, by and between Hoku Materials, Inc. and Pocatello Development Authority	10-Q	000-51458	10.95	6/2/09

10.35	Amendment to the Equipment Purchase & Sale Agreement dated March 4, 2008, between Hoku Materials, Inc., and AEG Power Solutions USA Inc. (fka Saft Power Systems USA Inc.), dated as of May 29, 2009	10-Q	000-51458	10.96	6/2/09

10.36†	First Amended and Restated Supply Agreement, dated as of May 21, 2009, by and between Hoku Materials, Inc. and Polymet Alloys, Inc.	10-K	000-51458	10.97	6/15/09

10.37†	Change Order Number 3 to Engineering, Procurement & Construction Management Agreement, dated February 19, 2009, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.98	6/15/09

10.38†	Supply Agreement, dated as of February 27, 2009, by and between Hoku Materials, Inc. and Shanghai Alex New Energy Co., Ltd.	10-K	000-51458	10.99	6/15/09

10.39†	Amended & Restated Supply Agreement, dated as of February 26, 2009, by and between Hoku Materials, Inc and Jiangxi Jinko Solar Co., Ltd.	10-K	000-51458	10.100	6/15/09

10.40†	Amendment No. 2 to Second Amended & Restated Supply Agreement, dated as of March 26, 2009 by and between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited	10-K	000-51458	10.101	6/15/09

10.41†	Change Order Number 3 to Cost Plus Incentive Contract, dated March 27, 2009 by and between Hoku Materials, Inc. and JH Kelly LLC	10-K	000-51458	10.102	6/15/09

10.42	Amended and Restated Electric Service Agreement, between Hoku Materials, Inc., and Idaho Power Company, dated as of June 19, 2009	8-K	000-51458	10.104	6/22/09

10.43	First Amendment to the First Amended and Restated Supply Agreement between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd., signed July 6, 2009	8-K	000-51458	10.105	7/10/09

10.44	Form of Entrustment Loan Contract by and among Tianwei New Energy Holdings Co. Ltd., China Construction Bank Chengdu Branch, Hoku Materials, Inc. and Hoku Scientific, Inc.	8-K	000-51458	10.108	9/29/09

10.45†	Change Order Number 4 to Cost Plus Incentives Contract, dated September 18, 2009, by and between Hoku Materials, Inc. and JH Kelly LLC	10-Q	000-51458	10.109	11/9/09

10.46†	Amended and Restated Supply Agreement No. 1, dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc.	8-K/A	000-51458	10.110	12/31/09

10.47†	Amended and Restated Supply Agreement No. 2, dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc.	8-K/A	000-51458	10.111	12/31/09

10.48	Form of Security Agreement (relating to Amended and Restated Supply Agreements No. 1 and No. 2), dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc.	8-K/A	000-51458	10.112	12/31/09

10.49	Loan Implementation Agreement, dated December 22, 2009, among Hoku Scientific, Inc., Hoku Materials, Inc. and Tianwei New Energy Holdings Co. Ltd.	8-K/A	000-51458	10.113	12/31/09

10.50	Financing Backstop Agreement, dated December 22, 2009, between Tianwei New Energy Holdings, Co., Ltd. and Hoku Scientific, Inc.	8-K/A	000-51458	10.114	12/31/09

10.51†	Amendment No. 1 to Amended and Restated Supply Agreement, dated as of November 25, 2009, between Jinko Solar Co., Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.115	2/5/10

10.52†	Amendment No. 3 to Second Amended and Restated Supply Agreement, dated as of November 15, 2009, between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.	10-Q	000-51458	10.116	2/5/10

10.53†	Amendment No. 1 to Supply Agreement, dated as of December 30, 2009, between Shanghai Alex New Energy Co., Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.117	2/5/10

10.54	Consulting Agreement, dated as of March 1, 2010, between Dustin M. Shindo and Hoku Scientific, Inc.	8-K	000-51458	10.118	3/5/10

10.55††	Change Order Number 4 to Engineering, Procurement & Construction Management Agreement, dated February 16, 2010, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.55	7/14/10

10.56†	Amendment No. 4 to Second Amended and Restated Supply Agreement, dated as of March 1, 2010, between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.	10-K	000-51458	10.56	7/14/10

10.57†	Sales Agreement, dated as of March 31, 2010, between Evonik Degussa Corporation and Hoku Materials, Inc.	10-K	000-51458	10.57	7/14/10

10.58†	Second Amended & Restated Supply Agreement, dated as of March 31, 2010, by and between Hoku Materials, Inc and Wealthy Rise International, Ltd.	10-K	000-51458	10.58	7/14/10

10.59	Credit Agreement, dated May 24, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch	8-K	000-51458	10.119	5/26/10

10.60	Reimbursement Agreement, dated May 24, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.120	5/26/10

10.61	Credit Agreement, dated June 30, 2010, between Hoku Corporation and China Construction Bank Corporation, New York Branch	8-K	000-51458	10.121	6/30/10

10.62	Reimbursement Agreement, dated June 30, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.122	6/30/10

10.63†	Amendment to the First Amended and Restated Supply Agreement between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd., signed June 29, 2010	10-K	000-51458	10.63	7/14/10

10.64	Credit Agreement dated August 16, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch	8-K	000-51458	10.1	8/19/10

10.65	Credit Agreement, dated August 26, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch	8-K	000-51458	10.1	8/30/10

10.66	Reimbursement Agreement, dated August 26, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	8/30/10
10.67	Credit Agreement, dated September 16, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.1	9/17/10
10.68	Reimbursement Agreement, dated September 16, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	9/17/10
10.69	Credit Agreement, dated October 8, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.1	10/12/10
10.70	Reimbursement Agreement, dated October 8, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	10/12/10

10.71	Credit Agreement, dated October 18, 2010, between Hoku Corporation and China Construction Bank, Singapore Branch.	8-K	000-51458	10.1	10/20/10

10.72	Reimbursement Agreement, dated October 18, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	10/20/10
10.73†	Change Order No. 5 dated August 17, 2010 between Hoku Corporation and JH Kelly, LLC.	10-Q	000-51458	10.10	2/18/11

10.74†	Amendment No. 5 to Second Amended and Restated Supply Agreement dated November 23, 2010 between Hoku Corporation and Solarfun Power Hong Kong Limited	10-Q	000-51458	10.5	2/12/11

10.75	Separation Agreement and Release dated November 30, 2010 between the Company and Karl Taft III	8-K	000-51458	10.1	12/03/10

10.76††	Change Order Number 5 to Engineering, Procurement & Construction Management Agreement, dated December 6, 2010, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-Q	000-51458	10.7	2/12/11

10.77	Reimbursement Agreement, dated December 17, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.1	12/27/10

10.78††	Amendment No. 2 to Amended and Restated Supply Agreement dated December 18, 2010 between Hoku Corporation and Jinko Solar Company Limited	10-Q	000-51458	10.9	2/12/11

10.79	Credit Agreement, dated December 20, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.2	12/27/10

10.80	Credit Agreement, dated December 23, 2010, between Hoku Corporation and Industrial and Commercial Bank of China, Ltd., New York Branch.	8-K	000-51458	10.1	12/28/10

10.81	Reimbursement Agreement, dated December 23, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	12/28/10

10.82	Credit Agreement, dated January 10, 2011, between Hoku Corporation and Industrial and Commercial Bank of China, Ltd., New York Branch	10-Q	000-51458	10.13	2/12/11

10.83	Reimbursement Agreement, dated January 10, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	10-Q	000-51458	10.14	2/12/11

10.84	Credit Agreement, dated February 7, 2011, between Hoku Corporation and CITIC Bank International Limited, New York Branch.	10-Q	000-51458	10.15	2/12/11

10.85	Reimbursement Agreement, dated February 7, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	10-Q	000-51458	10.16	2/12/11

10.86	Credit Agreement, dated February 25, 2011, among Hoku Corporation, Hoku Materials, Inc. and Bank of China, New York Branch	8-K	000-51458	10.1	03/03/11

10.87	Reimbursement Agreement, dated February 25, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	03/03/11

10.88	Amendment No. 2 to Supply Agreement, dated as of January 12, 2011, by and between Hoku Materials, Inc. and Shanghai Alex New Energy Co., Ltd.					*

10.89	Credit Agreement, dated April 6, 2011, between Hoku Corporation and Industrial and Commercial Bank of China, Ltd., New York Branch	8-K	000-51458	10.1	4/7/11
						*
10.90	Amended and Restated Sales Agreement, dated February 28, 2011, between Evonik Degussa Corporation and Hoku Materials, Inc.

10.91	Equipment Purchase & Sale Agreement, dated June 24, 2011, by and between Hoku Materials, Inc and PVA Tepla Danmark					*

16.1	Letter from Ernst & Young LLP, dated December 3, 2010, to the United States Securities and Exchange Commission	8-K	000-51458	16.1	12/03/10

21.1	Subsidiaries of Hoku Corporation	10-K/A	000-51458	21.1	7/29/09

23.1	Consent of independent registered public accounting firm					*

23.2	Consent of independent registered public accounting firm					*

24.1	Power of Attorney (included in signature page)					*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1#	Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	*

32.2#	Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	*

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