Form 10-K/A
period 2011-03-31
Hoku Corp
filed 2011-07-29
CIK 1178336

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this "Amendment No. 1") amends our annual report on Form 10-K for the year ended March 31, 2011 (our "2011 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on July 15, 2011.  As permitted by General Instruction (G)(3) of Form 10-K, we did not include the information required by Part III of Form 10-K in our 2011 10-K.  In accordance with General Instruction (G)(3) of Form 10-K, this Amendment No. 1 is being filed to include the information required by Part III of Form 10-K.

Except as otherwise specifically indicated herein, this Amendment No. 1 does not reflect events occurring after the filing of our 2011 10-K on July 15, 2011 and does not modify or update the disclosures set forth in our 2011 10-K. We direct you to our filings with the SEC made subsequent to July 15, 2011, if any, for additional information on events subsequent to such date.

Item 10.   Directors, Executive Officers and Corporate Governance

Our Board of Directors, or the Board, is divided into three classes.  Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a three-year term.

Directors

Information with respect to our director is presented below, as of July 15, 2011:

(Terms Expiring at Our Fiscal Year 2011 Annual Meeting)

Scott B. Paul, Age 37
Mr. Paul has served as our Chief Executive Officer and member of the Board since April 1, 2010, and our President from April 2010 to February 2011.  Mr. Paul also served as our Chief Operating Officer from November 2008 to March 2010.  Previously, he served as our Vice President, Business Development and General Counsel from July 2003 to November 2008. Mr. Paul was also our Secretary from November 2004 to March 2005.  From June 2002 to June 2003, Mr. Paul was Associate General Counsel and Director of Business Development at Read-Rite Corporation, a component supplier for hard disk and tape drives.  From April 2000 to June 2002, he was an attorney in the Business and Technology Group at Brobeck, Phleger & Harrison LLP, a law firm.  From October 1999 to April 2000, Mr. Paul was an attorney in the Business Solutions Group at Crosby, Heafy, Roach & May, now Reed Smith Crosby Heafey, LLP, a law firm, and from October 1998 to October 1999, he was an attorney at Ropers, Majeski, Kohn & Bentley, a law firm. Mr. Paul has a B.A. in Psychology from the University of California, Los Angeles and a J.D. from Santa Clara University School of Law.   Mr. Paul brings to the Board extensive skills and experiences in executive management, corporate governance and legal matters. In addition, Mr. Paul’s intimate and historical knowledge of our day-to-day operations provides the board with an in-depth understanding of our business and financial conditions.

Karl E. Stahlkopf, Ph.D., Age 70
Dr. Stahlkopf has served as a member of our Board since July 2002. He is currently a Founding Partner and Director at Kairos Energy Capital where his emphasis is in technology analysis and evaluation, utility integration and project design optimization for project finance for renewable energy projects.  He was also a Partner and Director of Sennet Renewables, a merchant bank, where he focused on the financing of renewable energy projects from July 2009 to April 2010.  Dr. Stahlkopf was Senior Vice President, Energy Solutions and Chief Technology Officer of Hawaiian Electric Company, Inc., a subsidiary of Hawaiian Electric Industries, Inc., from May 2002 until July 2009.  While at Hawaiian Electric Dr. Stahlkopf also served as President of Renewable Hawaii, Inc., the renewable energy subsidiary of Hawaiian Electric Company, Inc.  From November 1973 to April 2002, Dr. Stahlkopf served as Vice President of Power Delivery and Utilization at Energy Power Research Institute, or EPRI, an independent, non-profit center for electricity and environmental research.  During his tenure at EPRI, Dr. Stahlkopf was also a founder and served as the President and Chief Executive Officer of EPRI Solutions, a subsidiary of EPRI, and was Chairman of the board of directors of Sure-Tech, LLC, a manufacturer of power electronic devices.  Dr. Stahlkopf has a B.S. in Electrical Engineering and Naval Science from the University of Wisconsin and an M.S. and Ph.D. in Nuclear Engineering from the University of California, Berkeley.  Dr. Stahlkopf’s extensive experience in the energy industry, particularly his background and knowledge in developing and financing renewable energy projects and technologies, provides the Board with significant insight and expertise with respect to our operations.

Yi Zheng, Ph.D., Age 38
Dr. Zheng has served as a member of our Board since December 2009.  Dr. Zheng has served since 2009 as the President of Yuanhong Venture Capital Co., Ltd.  He has also served since 2007 as a Venture Partner for Lightspeed Venture Partners.  Dr. Zheng also has served since  May 2008 as a member of the board of directors of SureAuto Corporation, a provider of industry leading services for used cars in China.  From April 23, 2009 to August 1, 2009, Dr. Zheng served as a director of Tianwei New Energy Holdings Co., Ltd., or Tianwei, a leading enterprise in the power transmission industry and our controlling stockholder.  From 2004 to 2007, Dr. Zheng served as the Managing Director of Investment of TongFang Co., Ltd. In 2003, Dr. Zheng co-founded and served as Chief Financial Officer of Baihe.com.  From 2002 to 2003, he served as an Associate of TPG-Newbridge Capital, LLC.  Dr. Zheng has an M.S. in Environmental Engineering from Tsinghua University, a Ph.D. in Civil and Environmental Engineering from the University of California, Davis, and a Master of Financial Engineering from the University of California, Berkeley.  Dr. Zheng’s strong background and expertise in finance, auditing and investment management provide him with the skills and qualifications to serve as a director of the Board and contribute significantly to the Board’s understanding of our strategic and financing planning and transactions.

(Term Expiring at Our Fiscal Year 2012 Annual Meeting)

Dean K. Hirata, Age 54
Mr. Hirata has served as a member of our Board since January 2007.  Since 2010, Mr. Hirata has been serving as Deputy Director of the Department of Budget and Finance for the State of Hawaii.  From 2006 to May 2010, Mr. Hirata served as Vice Chairman and Chief Financial Officer of Central Pacific Financial Corp., the holding company of Central Pacific Bank.  From 2004 to 2006, he served as Executive Vice President and Chief Financial Officer of Central Pacific Financial Corp.  From 2002 to 2004, he served as Executive Vice President and Chief Financial Officer of CB Bancshares, Inc., a bank holding company, whose principal subsidiary was City Bank.  From 1999 to 2002, he served as Senior Vice President and Chief Financial Officer of CB Bancshares.  From 1990 to 1999, Mr. Hirata served as Controller of First Hawaiian Bank.  From 1980 to 1990, Mr. Hirata was with KPMG LLP, an independent registered public accounting firm.  Mr. Hirata holds a Bachelor in Business Administration from the University of Hawaii.  Mr. Hirata’s extensive experience in financial reporting, public accounting, corporate finance and risk management brings significant expertise and knowledge to the Board, including issues relating to auditing and strategic planning.

Wei Xia, Age 51
Mr. Xia has served as a member of our Board since December 2009 and the Chairman of our Board since March 2010.  Mr. Xia has served since 2004 as the Vice General Manager of Baoding Tianwei Group Co., Ltd., the parent company of Tianwei.  From 1999 to 2004, he served as the Vice General Manager of Baoding Tianwei Baobian Electric Co., Ltd., an affiliate of Tianwei.  From 1997 to 1999, he served as the Vice Manager of Baoding Tianwei Group Large Transformer Company, an affiliate of Tianwei.  Mr. Xia holds a Bachelor in Engineering from Lanzhou University of Technology.  Mr. Xia brings to the Board extensive knowledge and expertise in the energy industry, particularly those in the People’s Republic of China, and his affiliation with Tianwei, our largest stockholder, also provides significant expertise in the solar energy market relevant to our operations.

(Term Expiring at Our Fiscal Year 2013 Annual Meeting)

Zhengfei Gao, Age 43
Mr. Gao has served as a member of our Board since July 2010. Mr. Gao has served as the General Manager of Tianwei New Energy Holdings Co., Ltd since 2009.  From 2007 to 2009, he served as the Vice President of CLP Electric Group Co., Ltd., a power equipment and PV product manufacturer, and Board Chairman of Jiangxi Jingde Semiconductor New Material Co., Ltd., a polysilicon manufacturer.  From 2003 to 2007, he served as the Vice President of Shanghai Dongdeng Group Co., Ltd. and General Manager of Shanghai Dongdeng Information Technology Co., Ltd., an information technology company.  From 2001 to 2002, Mr. Gao served as Director and Chief Financial Officer of Shanghai United Gene Technology Group Co., Ltd., a biotechnology company.  From 1999 to 2001, he served as General Manager of the Finance Department of China for Asia Pulp & Paper, a producer of pulp, paper, and packaging.  Mr. Gao holds a Bachelor’s degree in Industrial Management Engineering from Xi’an Jiaotong University.  Mr. Gao’s extensive experience in the energy and technology industries, particularly his management of Tianwei’s photovoltaic products business, and his management position in a polysilicon manufacturing company, provides the Board with an understanding of the factors impacting the construction and operation of our polysilicon plant, as well as the future strategic growth of our solar business.

(Mike) Tao Zhang, Age 38
Dr. Zhang has served as a member of our Board since July 2010. Dr. Zhang was appointed Interim President of the Hoku Materials on October 29, 2010.  From 2009 to 2011, he served as Vice General Manager of Tianwei New Energy Holdings Co., Ltd.  From 2007 to 2009, he served as the Senior Manager/Director of Spansion Inc., a public company in the semiconductor industry by Fujitsu and AMD. From 2002 to 2007, he served as Senior Automation Engineer, Flash Factory IE Manager, Systems IE Manager, Department Manager, and Staff Technologist for Intel.  From 1998 to 2002, he was a Postdoctoral Research Fellow at the University of California, Berkeley.  He is Co-Chair of an IEEE Technical Committee and the recipient of an IEEE Early Career Award and the IIE Outstanding Young Industrial Engineer Award. He is also listed in Marquis Who’s Who in the World, invited to Asia 21 Young Leader Summit, and selected to the China Global Expert Recruitment program. Dr. Zhang received the M.S. and the Ph.D. degrees, as well as the Management of Technology certificate from the Haas School of Business and the College of Engineering, all at the University of California, Berkeley in record-breaking 3 years.  Dr. Zhang’s strong background and knowledge in operations management and working experiences in a large U.S. public company provides the Board with significant skills and expertise in analyzing our business operations.  In addition to his other responsibilities, Dr. Zhang is the Director and Executive Vice President of the US-China Green Energy Council, which promotes the expansion of public and private cooperative relationships in the solar industry between the United States and China, and he is currently in charge of Tianwei’s photovoltaic module sales and marketing efforts in North America.  These responsibilities provide the Board with added expertise and perspective on the broader solar market in which we operate and compete.

In connection with our investment transaction with Tianwei that was closed on December 22, 2009, we entered into an agreement with Tianwei pursuant to which Tianwei is entitled to designate four of seven directors on our Board.  The following four directors were designated by Tianwei pursuant to this agreement: Wei Xia, Yi Zheng, Zhengfei Gao and Tao Zhang.

Audit Committee

Our Board of Directors currently has a separately-designated standing Audit Committee established in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act.  The current members of the Audit Committee are Dean K. Hirata (Chairman), Karl E. Stahlkopf, and Yi Zheng.  Our Board of Directors has determined that Mr. Hirata, the Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined by the regulations of the SEC.  Our Board of Directors has determined that each member of the Audit Committee meets the independence criteria for audit committee membership prescribed by NASDAQ and SEC rules and regulations.

Our Audit Committee is responsible for, among other things:
  overseeing and monitoring:
  our corporate accounting and financial reporting practices and the audits of our financial statements;
   our systems of internal accounting and financial controls;
   the quality and integrity of our financial statements and reports;
   appointing an independent registered public accounting firm to audit our financial statements;
   preparing the Audit Committee report that the rules and regulations of the SEC require be included in our annual proxy statement;
    providing our Board with the results of its monitoring and recommendations; and
  providing our Board with additional information and materials as it deems necessary to make our Board aware of significant financial matters that require the attention of our Board.
Stockholder Nomination

There have been no material changes to the procedures by which stockholders may recommend nominees to the Board since we last provided disclosure with respect to such procedures.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than ten percent of our equity securities, to file with the SEC reports with respect to their beneficial ownership of our equity securities and their transactions in such securities.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended March 31, 2011, we believe that all reporting requirements under Section 16(a) for such year were met in a timely manner by our directors, executive officers and greater than ten percent beneficial owners, except the following:  Zhengfei Gao filed one late report on Form 3 with no reportable transaction; Scott  Paul filed one late report on Form 4 covering one reportable transaction; Jerrod Schreck filed one late report on Form 3 with no reportable transaction and one late report on Form 4 covering two reportable transactions; Karl E. Stahlkopf filed one late report on Form 4 covering two reportable transactions; Yi Zheng filed one late report on Form 4 covering two reportable transactions; Dean Hirata filed one late report on Form 4 covering two reportable transactions; and Karl M. Taft III filed one late report on Form 4 covering one reportable transactions.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics, or the Code of Conduct, which applies to all our officers, directors and employees.  Among other matters, the Code of Conduct is designed to promote:
  honest and ethical conduct;
  avoidance of conflicts of interest;
  full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in our other public communications;
  compliance with applicable governmental laws and regulations;
  prompt internal reporting of violations of the Code of Conduct to an appropriate person or persons identified in the Code of Conduct; and
  accountability for adherence to the Code of Conduct.
The Code of Conduct is available on our corporate website at www.hokucorp.com under “Company” in the “Governance” section.  If we make any substantive amendments to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis addresses the policies and objectives underlying the compensation programs in effect during fiscal year 2011 for the Company’s named executive officers identified in the Summary Compensation Table that follows this discussion and analysis.  The Compensation Committee of the Board (the “Compensation Committee”) generally administers the compensation programs for our executive officers.  However, the compensation of our executive officers for fiscal year 2011 was recommended by the Compensation Committee and approved by the Board.

Compensation Philosophy and Objectives

We are engaged in a very competitive industry, and our success depends upon our ability to attract and retain qualified executives needed to define, create and market industry-leading products through competitive compensation packages.  The Compensation Committee administers the compensation program for our executive officers with this competitive environment in mind.  However, the Compensation Committee believes that the compensation paid to our executive officers should also be substantially dependent on our financial performance and the value created for our stockholders. For this reason, the Compensation Committee also utilizes our compensation programs to provide meaningful incentives for the attainment of our short-term and long-term strategic objectives and thereby reward those executive officers who make a substantial contribution to the attainment of those objectives.

To achieve our goals, the Compensation Committee has approved executive compensation that is based on a combination of (i) a base salary, (ii) an annual cash bonus opportunity and (iii) equity awards.   For the past several years, the terms of the cash bonus and equity compensation programs have varied substantially each year in order to create a total compensation package for our executive officers that is designed to meet our short term goals each year during a critical period in our development and thereby lay a foundation for our long-term growth and success.  For our fiscal year 2011, after reviewing the recommendations of the Compensation Committee’s independent compensation consultant, the Compensation Committee determined that due to continuing uncertainty regarding our future performance, it was necessary to continue to provide the executive officers with a periodic cash retention bonus and restricted stock awards similar to the program for fiscal year 2010.  However, the Compensation Committee also established a performance-based incentive program designed to reward our executive officers for meeting short-term goals deemed necessary for our long-term growth and success.  Accordingly, the executive compensation program for fiscal year 2011 was comprised of (i) an annual base salary, (ii) a cash retention bonus, (iii) a cash bonus based on achievement of environmental, health and safety criteria, (iv) a cash bonus based on achievement of specified construction and operations milestones related to our polysilicon plant and (v) grants of restricted stock, 60% of which vest on the basis of service and 40% of which vest on the basis of a combination of both service and our financial and operational performance.

Annual Review of Cash and Equity Compensation

We conduct an annual review of the aggregate level of our executive compensation, as well as the mix of elements used to compensate our executive officers to ensure that compensation is structured appropriately to achieve our objectives.  We review each component of compensation as related but distinct.  Although the Compensation Committee reviews total compensation, it has not adopted any formal guidelines for allocating total compensation between cash and equity compensation.  We determine the appropriate level of each compensation component based in part, but not exclusively, on our retention goals and short-term and long-term objectives.

The review generally occurs in the fourth quarter of each fiscal year at which time the Compensation Committee establishes executive officer base salaries for the following fiscal year, reviews and approves any bonus awards and programs and considers and approves any grants of equity compensation to the executive officers.  The Compensation Committee engaged Towers Watson, compensation consultant, to assist in its review of our executive compensation policies and procedures with respect to our fiscal year 2011 executive officer compensation.  Towers Watson provided the Compensation Committee with market data and analysis of our total direct compensation for each executive officer position as compared with the competitive market.  The competitive market levels were based on data from the 2009 Radford Executive Survey for companies in the broader technology sector with revenues in the range of $50 million to $199.9 million.  The comparison to the competitive data indicated that the total direct target compensation of each of our executive officers for fiscal year 2011 is significantly below market (in the range of 51% to 59% of competitive data).  Towers Watson recommended that any incentive payments include a retention component since retention of our executive officers is critical to our near term success.

The Compensation Committee has historically taken into account publicly available data relating to the compensation practices and policies of other companies within and outside our industry.  However, we have not historically benchmarked our executive compensation against any peer companies; the Compensation Committee believes that we have few, if any, truly comparable publicly traded companies to provide an accurate data set against which to compare.  For fiscal year 2011 compensation, we generally reviewed data reflective of companies in the broader technology sector.

Role of Management

The Compensation Committee, without the President and Chief Executive Officer present, determines the compensation of our President and Chief Executive Officer for recommendation to the Board.  The Compensation Committee reviews with the President and Chief Executive Officer the compensation for each of our other executive officers.  The Compensation Committee makes the final recommendation of the compensation package for such executive officers based on the recommendation of our President and Chief Executive Officer, but with such adjustments as deemed appropriate by the Compensation Committee.

Compensation Components

Historically, our executive compensation package has been comprised of three components: (1) base salary, (2) cash incentive payments and (3) equity awards, each of which is intended to support our overall compensation philosophy.  Each component is discussed separately below, and a summary of the compensation package for the 2011 fiscal year is set forth immediately following such discussion.

Base Salary

Base salary is intended to attract and retain executives as well as to provide executives with a certain level of financial security and continuity from year to year.  The Compensation Committee recognizes the importance of maintaining compensation levels competitive with other leading technology and energy companies and other publicly-traded companies in Hawaii with which we compete for personnel.  However, the Compensation Committee has historically maintained the base salary component of executive compensation at levels they believe to be near or below industry medians and compensated for the lower salaries with performance-based cash incentive payments and equity awards.  Base salaries are generally determined based on the responsibilities of the executive officer, the officer’s skills and experience and his or her contributions to our performance.

We do not apply specific formulas to determine base salary increases.  We did not approve base salary increases for any of our executive officers for fiscal year 2010 due primarily to our financial performance and our continued emphasis on controlling cash expenditures.  For fiscal year 2011, the Compensation Committee increased the base salary of Scott Paul to reflect his promotion as our President and Chief Executive Officer.  In order to continue to retain qualified executive officers through competitive pay packages, the Compensation Committee approved base salary increases of approximately 25% for each of our other executive officers.  In line with our historical practice of offering conservative base salaries, the increased salaries were in the range of 52% to 80% of competitive market data.

Cash Bonuses

For our fiscal year 2011, due to the continued uncertainty regarding our future performance, the Compensation Committee determined that it was necessary to continue to provide the executive officers with a periodic cash retention payment in order to remove much of the uncertainty around the executive officers’ total compensation, complement conservative base salaries and help to ensure that our senior management team remained intact during a critical period.  The Compensation Committee determined that Messrs. Paul, Nakamoto, Schreck and Taft would each be eligible to receive a cash retention payment in our fiscal year 2011 in an aggregate amount as follows: Mr. Paul, $100,000, Mr. Nakamoto and Mr. Taft, $50,000 and Mr. Schreck, $40,000.  The retention payment was payable in four equal installments in each of July, September, December and March of our fiscal year 2011, provided the executive officer remained in our employ through each payment date.

In addition to the cash retention payment, the Compensation Committee established a cash incentive program designed to reward our executive officers for meeting short-term goals deemed necessary for our long-term growth and success.  The cash incentive program consisted of two components: (i) a bonus based on achievement of a specified environmental health and safety record and (ii) a bonus based on achievement of specified construction and operations milestones related to our polysilicon plant. The environmental health and safety cash bonus was to be paid on March 31, 2011 if the total of all fines or lawsuits related to environment health and safety accidents during the fiscal year ended March 31, 2011 was less than $25,000.  Messrs. Paul, Nakamoto, Schreck and Taft were eligible to receive the following environmental health and safety bonus for fiscal year 2011: Mr. Paul, $50,000; Mr. Nakamoto, $25,000; Mr. Schreck, $20,000 and Mr. Taft, $25,000.  Our performance bonus was to be paid on March 31, 2011 and earned as follows: (a) one-third upon  demonstrating polysilicon production at our polysilicon plant, or Demo, within 4 to 6 weeks after receiving $30,000,000 loan by Tianwei,; (b) one-third upon mechanical completion of the polysilicon plant with 2,500 metric tons of production capacity, not including TCS production, or PCO, within 4 months following the Demo; (c) one-third upon mechanical completion of the polysilicon plant with 4,000 metric tons of production capacity, including TCS production, within 7 months following PCO.  Messrs. Paul, Nakamoto, Schreck and Taft were eligible to receive the following cash performance bonus for fiscal year 2011: Mr. Paul, $150,000, Mr. Nakamoto, $75,000; Mr. Schreck, $40,000 and Mr. Taft, $75,000.

In order to bridge the gap on lower base salaries and to emphasize pay for performance, the Compensation Committee sized the amount of the aggregate retention and performance bonuses to be above the market median.  As a result of our performance in fiscal year 2011, the Compensation Committee determined that each executive officer earned his environmental health and safety bonus in full, and one-third of the performance bonus as a result of our achievement of the first performance milestone described above.

The bonus for Dr. Zhang is discussed below under “Compensation for Tao Zhang”.

Equity Awards

We believe that superior long-term performance is achieved through an ownership culture that encourages performance by our executive officers through the use of stock and stock-based awards.  Our 2005 Equity Incentive Plan (the “Equity Plan”) has been established to provide our employees, including our executive officers, with incentives to help align those employees’ interests with the interests of our stockholders.  Our Equity Plan has provided the principal method for our executive officers to acquire equity in us.  Historically, long-term equity incentives have been provided through grants of stock options and/or restricted stock awards to executive officers and other employees pursuant to our Equity Plan.  In the past several years, equity awards to our executive officers have been in the form of restricted stock awards.

Fiscal Year 2011 Equity Awards

Each executive officer was awarded a restricted stock award on April 1, 2010 as part of his compensation package for the 2011 fiscal year covering the following number of shares of our common stock: Mr. Paul, 80,000 shares; Mr. Nakamoto, Mr. Schreck and Mr. Taft, 40,000 shares each.  60% of the shares subject to the restricted stock award were subject to vesting on March 31, 2011, provided that the executive officer continued in service as our employee through such date.  The remaining 40% of the shares were to vest upon certification of the following performance goals: 50% of the shares were to vest if net income for fiscal year 2011 was positive and 50% of the shares were to vest if output of our polysilicon plant reaches 1,800 metric tons in fiscal year 2011.  If the applicable performance goal was not achieved, the restricted shares that were to vest on the basis of such performance goal were to be forfeited.  Neither performance goal was attained and accordingly the restricted shares were forfeited.

The equity award for Dr. Zhang is discussed below under “Compensation for Tao Zhang”.

Compensation for Tao Zhang

Dr. Zhang has served as a member of our Board since July 2010 and as the President of Hoku Materials since October 29, 2010. Dr. Zhang concurrently served as Vice General Manager of our parent corporation until April 2011, Tianwei New Energy Holdings Co., Ltd. (“Tianwei”).  For his service to us, Dr. Zhang initially received only compensation from Tianwei.  However, in May 2011 the Compensation Committee approved an annual compensation package for Dr. Zhang comprised of (i) a base salary in the amount of $150,000 (reduced by any base salary paid to him by Tianwei), (ii) a cash retention bonus in the amount of $50,000, (iii) a target environmental health and safety bonus in the amount of $25,000 and (iv) a restricted stock grant under the Equity Plan covering 24,000 shares.  In order to retroactively effect the compensation to the October 1, 2010 start date of Dr. Zhang’s employment with us, the Compensation Committee authorized the following compensation package for the period October 1, 2010 to March 31, 2011: (i) base salary in the amount of $75,000 (less the amount paid to Dr. Zhang as salary during such period by Tianwei), (ii) retention bonus in the amount of $25,000, (iii) environmental health and safety bonus in the amount of $12,500 and (iv) a fully vested stock grant covering 12,000 shares.  The base salary and bonuses were paid on July 5, 2011.  The  stock grant was awarded on June 1, 2011

Fiscal Year 2011 Incentive Compensation Package Summary

As described separately above, the executive compensation package for fiscal year 2011 is comprised of (i) an annual base salary, (ii) a cash retention bonus, (iii) an environmental, health and safety bonus, (iv) a performance bonus based on achievement of milestones related to our polysilicon plant, and (v) grants of restricted stock.  The executive compensation package for fiscal year 2011 for the named executive officers may be summarized as follows:

	Base Salary ($)	Retention Bonus ($)(1)	EHS Bonus ($)(2)	Performance Bonus ($)(3)	Number of shares Subject to Restricted Stock Awards
					Service Vesting (4)	Performance Vesting (5)
Scott B. Paul	300,000	100,000	50,000	150,000	48,000	32,000
Darryl Nakamoto	150,000	50,000	25,000	75,000	24,000	16,000
Jerrod Schreck	120,000	40,000	20,000	40,000	24,000	16,000
(Mike) Tao Zhang(6)	75,000	25,000	12,500		12,000
Karl M. Taft	150,000	50,000	25,000	75,000	24,000	16,000

(1) Twenty-five percent (25%) of the cash retention bonus was payable  at the end of each fiscal quarter so long as the executive officer was employed by us at the end of the applicable quarter.

(2) The environmental, health and safety cash bonus was payable on March 31, 2011 if we achieve a certain environmental and employee health and safety record for fiscal year 2011.

(3) The performance cash bonus was separated into three equal parts, with each part payable on March 31, 2011 if we achieved in fiscal 2011 a specified construction or operations milestone related to our polysilicon plant.

(4) The restricted stock award was granted on April 1, 2010, and was to vest on March 31, 2011, provided that the executive officer remained employed by us through such date.

(5) The performance based restricted stock was granted on April 1, 2010, and was to vest if certain financial and operational goals were achieved, provided the executive officer remained employed by us through such date.

(6) Dr. Zhang’s compensation was awarded in May 2011.  See “Compensation for Tao Zhang” above.

Karl M. Taft III Separation Agreement

On November 30, 2010, we entered into a Separation Agreement and Release (the “Separation Agreement”) with Mr. Karl M. Taft III in connection with his resignation as our Chief Technology Officer which became effective on such date.   Under the Separation Agreement, Mr. Taft received (i) a cash severance payment in the amount of $25,000, (ii) accelerated vesting of 6,666 out of 13,000 unvested shares of common stock under Mr. Taft’s stock option granted under the Equity Plan in 2006 and (iii) and accelerated vesting of all remaining 24,000 unvested shares of common stock under Mr. Taft’s restricted stock awards granted under the Equity Plan in 2008 and 2009.  Mr. Taft also agreed to release us and our affiliates from all claims, suits and causes of actions with respect to any event arising from his employment with us.  The Compensation Committee believes the severance agreement with Mr. Taft is fair and reasonable in light of his status as a founder of our Company and in consideration for his long-term service to us.

Benefits

It is not our practice to provide its executive officers with any significant perquisites.

We provide the following benefits to our executive officers, generally on the same basis provided to all of our employees: health, dental and vision insurance; medical and dependent care flexible spending account; workers’ compensation benefits; and short- and long-term disability, accidental death and dismemberment benefits.  We also pay the medical premiums of the families of the executive officers as long as such family members did not have medical coverage separately available pursuant to another company-sponsored plan.  We believe these benefits are consistent with the benefits provided by companies with which we compete for employees.

Stock Ownership Guidelines

While we believe equity ownership directly aligns the risk profile of our executive officers with that of the stockholders, we have not at this time adopted any stock ownership guidelines for our executive officers.

Market Timing of Equity Awards

The equity component of our compensation package is intended to retain and motivate employees to improve the performance of our common stock.  Stock options are granted at not less than fair market value and have value only if our stock price increases.  All stock options to our employees, including executive officers, and to our directors are granted at the closing price of our common stock as reported on the NASDAQ Global Market on the date of grant.  Under our current practice, we do not grant equity awards at times when we are in possession of material non-public information.

Scott Paul, our Chief Executive Officer, is authorized to grant stock awards for up to 40,000 shares per award and up to an aggregate of 75,000 shares per fiscal quarter to employees, other than executive officers, pursuant to authority delegated to him by the Board of Directors.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code disallows a tax deduction to publicly held companies for compensation paid to certain of their executive officers to the extent such compensation exceeds $1.0 million per covered officer in any year. The limitation applies only to compensation that is not considered to be performance-based under the terms of Section 162(m). The stock options granted to our executives have been structured with the objective of qualifying those awards as performance-based compensation. Compensation recognized as a result of bonus payments or the issuance of shares of our common stock under restricted stock awards will not qualify as such performance-based compensation.  The non-performance-based compensation paid to the executive officers for the 2011 fiscal year did not exceed the $1.0 million limit per officer.  The Company believes that in establishing the cash and equity incentive compensation programs for its executive officers, the potential deductibility of the compensation payable under those programs should be only one of a number of relevant factors taken into consideration, and not the sole governing factor.  We believe it is important to maintain cash and equity incentive compensation at the levels needed to attract and retain the executive officers essential to our success.  For that reason, we may deem it appropriate to provide one or more executive officers with the opportunity to earn incentive compensation or other equity awards, which may, together with other non-performance based compensation, exceed in the aggregate the amount deductible by reason of Section 162(m) or other provisions of the Internal Revenue Code.

COMPENSATION COMMITTEE REPORT

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and contained within this Form 10-K/A with management and, based on such review and discussions, our Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this Form 10-K/A for the year ended March 31, 2011.

Compensation Committee
Karl E. Stahlkopf, Ph.D.
Yi Zheng, Ph.D.

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

Summary Compensation Table

The following table provides certain summary information concerning the compensation earned for services rendered in all capacities to us and our  subsidiaries for the fiscal years ended March 31, 2011, 2010 and 2009, respectively, by our Chief Executive Officer, Chief Financial Officer, each of our two other most highly compensated executive officers whose total compensation for the 2011 fiscal year was in excess of $100,000 and who were serving as executive officers at the end of the 2011 fiscal year, and one additional executive officer for whom disclosure would have been provided but for the fact that such individual was not serving as an executive officer of our Company at the end of the fiscal year 2011.  The individuals listed in the table will be hereinafter referred to as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)(2)(3)(4)		Options Awards (5)	Non-Equity Incentive Plan Compensation ($)(6)	All Other Compensation ($)(7)		Total ($)
Scott B. Paul	2011	300,000	100,000	124,320			100,000	11,221		635,541
Chief Executive Officer(2011)	2010	120,000	40,000	136,240	(8)			11,540		307,780
Chief Operating Officer (2010 and 2009)	2009	120,000		101,520			—	7,227		228,747

Darryl S. Nakamoto	2011	150,000	50,000	62,160			50,000	7,451		319,611
Chief Financial Officer, Treasurer and Secretary	2010	120,000	40,000	115,640	(8)			9,325	(4)	284,965
	2009	120,000		101,520			—	556	(4)	222,076

Jerrod Schreck	2011	120,000	40,000	62,160			33,333	9,419		264,912
Chief Strategy Officer, President, Hoku Solar

(Mike) Tao Zhang (9)	2011	75,000	37,500	22,800			—	489		135,789
President, Hoku Materials

Karl M. Taft, III	2011	100,385	25,000	123,120		2,400		27,830		278,735
Former Chief Technology Officer (10)	2010	120,000	40,000	126,720			—	2,983		289,703
	2009	120,000	—	135,360			—	947		256,307

(1)
Represents a cash retention bonus that was paid in four equal installments in each of July, September, December and March of the fiscal year except for Dr. Zhang whose bonus was paid in July 2011 as described below.  Mr. Taft only received the first two installments of the retention bonus earned prior to his resignation.

(2)
The amount shown in this column for each fiscal year represents the aggregate the grant date fair value for the restricted stock awards subject to service based vesting made in that year calculated in accordance with FASB Standards Codification Topic 718 (“ASC Topic 718”) on the basis of the closing price of our common stock on the award date and does not take into account the impact of estimated forfeitures.  The assumptions used in the calculation of these amounts are included in Note 8, “Stockholders’ Equity—Stock-Based Compensation” to our audited consolidated financial statements in our Annual Report on Form 10-K for the year ended March 31, 2011.

(3)
In fiscal year 2011, we granted restricted stock awards subject to performance-based vesting.  The aggregate grant date fair market value of such restricted stock awards subject to performance-based vesting, calculated in accordance with ASC Topic 718 based on the probable outcome of the attainment of the pre-established performance objectives is zero.  The grant date fair value of such awards, assuming the highest level of performance was achieved, for each named executive officer who received these performance-based awards is as follows:  Mr. Paul, $82,880; Mr. Nakamoto, $41,440; Mr. Schreck, $41,440; Mr. Taft, $41,440.  None of the performance-based restricted stock awards vested and accordingly have been forfeited.

(4)	With respect to Mr. Taft, the disclosed amount includes the incremental fair value of the accelerated vesting of his 2008 and 2009 restricted stock awards in connection with his resignation.
(5)	Represents the incremental fair value of the accelerated vesting of a portion of Mr. Taft’s 2006 option grant in connection with his resignation.

(6)
 Represents (i) a cash bonus earned upon the Company’s achievement of a certain environmental health and safety record for fiscal year 2011 and (ii) a cash bonus earned for achieving one of three specified construction and operations milestone related to our polysilicon plant.  Both the cash bonuses were paid in March 2011.  Mr. Taft, who resigned prior to the payment date for the bonus did not receive the performance-based bonuses.

(7)
Represents, for all executives other than Mr. Taft, the cost of medical coverage for the executive’s family members.  With respect to Mr. Taft, this amount represents a cash severance payment of $25,000 paid to Mr. Taft pursuant to a Separation Agreement and Release dated November 30, 2010 and $2,830 for the cost of medical coverage for his family members.  For more information regarding the Separation Agreement and Release, please see the section entitled “Severance and Change of Control Agreements”.

(8)
The grant date fair value of the restricted stock awards granted in fiscal year 2010 for Mr. Paul and Mr., Nakamoto were erroneously understated in the Summary Compensation Table and the Grants of Plan-Based Awards Table in the Form 10-K/A filed on July 29, 2010.  The grant date fair values that should have been reported were $136,240 and $115,640, respectively as reflected in this Summary Compensation Table.

(9)
Dr. Zhang has served as a member of our Board since July 2010 and as the President of Hoku Materials since November 1, 2010. Dr. Zhang concurrently served as Vice General Manager of our parent corporation, Tianwei New Energy Holdings Co., Ltd. (“Tianwei”) until April 2011.  For his service to us, Dr. Zhang initially received only compensation from Tianwei.  However, in May 2011 the Compensation Committee approved an annual compensation package for Dr. Zhang comprised of (i) base salary in the amount of $150,000 (reduced by any base salary paid to him by Tianwei), (ii) a cash retention bonus in the amount of $25,000, (iii) a target environmental, health and safety bonus in the amount of $12,500 and (iv) a restricted stock grant under the Equity Plan covering 24,000 shares.  In order to retroactively effect the compensation to the October 1, 2010 start date of Dr. Zhang’s employment with us, the Committee authorized the following compensation package for the period October 1, 2010 to March 31, 2011: (i) base salary in the amount of $75,000 (less the amount paid to Dr. Zhang as salary during such period by Tianwei), (ii) retention bonus in the amount of $25,000, (iii) environmental, health and safety bonus in the amount of $12,500 and (iv) a fully vested stock grant covering 12,000 shares.  Of his $75,000 base salary, we paid $22,006 and Tianwei paid $52,994.  We paid the base salary and bonuses in July 2011.  The stock grant was awarded on June 1, 2011.

(10)	Effective on November 30, 2010 Mr. Taft resigned from his position as our Chief Technology Officer.

Grants of Plan-Based Awards

The following table provides certain summary information concerning each grant of an award made to a named executive officer in the 2011 fiscal year under a compensation plan.

Name	Grant Date	Date of Pre-Authorization (1)	Estimated Future Payouts Under Non-Equity Incentive Plan Award ($)(2)	Estimated Future Payouts Under Equity Incentive Plan Awards (#)(3)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (4)	Grant Date Fair Value of Stock and Option Awards ($)(5)
Scott B. Paul	3/18/10 4/01/10	3/18/10	200,000	32,000	48,000	-	124,320
Darryl S. Nakamoto	3/18/10 4/1/10	3/18/10	100,000	16,000	24,000	-	62,160
Jerrod Schreck	3/18/10 4/01/10	3/18/10	60,000	16,000	24,000	-	62,160
(Mike) Tao Zhang	-	-	-	-	-	-	-
Karl M. Taft, III	3/18/10 4/01/10 11/30/01	3/18/10	100,000	16,000	24,000	6,666	123,120 2,400

(1)	The Compensation Committee pre-authorized these equity awards under the Equity Plan on March 18, 2010 to subsequently become effective on April 1, 2010.
(2)	Represents the potential amounts payable upon achievement of performance goals related to an environmental health and safety record and construction and operation milestones related to our polysilicon plant as follows:

Name	Environmental Health & Safety Record ($)	Operation Milestones ($)
Scott B. Paul	50,000	150,000
Darryl S. Nakamoto	25,000	75,000
Jerrod Schreck	20,000	40,000
(Mike) Tao Zhang	---	---
Karl M. Taft, III	25,000	75,000

The environmental health and safety goals were achieved and the full amount of the bonus with respect to such goals was paid. However, only one of three operation milestones was achieved and accordingly, only one-third of the target bonus related to these goals was paid. The earned amounts are reported in the “Non-Equity Incentive Plan Compensation” column of the previous Summary Compensation Table.
(3)
Represents number of shares subject to restricted stock awards subject to vesting based on attainment of specified performance goals based on net income and output at our polysilicon plan.  None of the performance goals were attained and, accordingly, the awards were forfeited.

(4)	Represents the accelerated vesting of 6,666 shares under the stock option granted to Mr. Taft in 2006.
(5)	The dollar value reported with respect to restricted stock awards represents the aggregate grant date fair value of the restricted stock awards, calculated in accordance with ASC Topic 718. Such grant date fair value with respect to restricted stock awards subject to service based vesting is accordingly based on the closing price of our common stock on the grant date and does not take into account any estimated forfeitures related to service-vesting conditions. The aggregate grant date fair market value of the restricted stock awards subject to performance-based vesting, calculated in accordance with ASC Topic 718 based on the probable outcome of the attainment of the pre-established performance objectives, is zero. The dollar value reported with respect to stock options for Mr. Taft represents the incremental fair value of the accelerated vesting of his 2006 option grant.

Outstanding Equity Awards at Fiscal Year End

The following table provides certain summary information concerning outstanding equity awards held by each named executive officer as of March 31, 2011.

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercis- able (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units of Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)	(j)
Scott B. Paul	33,333(1) 53,333(2)	-- 6,667(3)	0.375 2.60	12/13/14 07/24/16	12,000 (4)	24,000 (7)	32,000 (8)	64,000(7)
Darryl S. Nakamoto	53,333(2)	6,667(3)	2.60	07/24/16	12,000(5)	24,000(7)	16,000(8)	32,000(7)
Jerrod Schreck					6,639(6)	13,278(7)	16,000(8)	32,000(7)
(Mike) Tao Zhang
Karl M. Taft, III

(1)
Represents the vested portion of a stock option granted under our Equity Plan on December 13, 2004 for 33,333 shares. 1/36th of the shares vest on a monthly basis commencing on the second anniversary of the date of the grant.  As of March 31, 2010, the option was fully vested.

(2)
Represents the vested portion of stock options granted under our  Equity Plan on July 24, 2006.  Each option is immediately exercisable for all the option shares subject to the Company’s right to repurchase any unvested shares upon the executive officer’s termination.  1/36th of the shares vest on a monthly basis commencing on the second anniversary of the date of the grant.  Vesting may accelerate pursuant to certain agreements, please see “Severance and Change of Control Agreements” below.  Each stock option has a ten year term.  Stock options generally terminate three months after termination of an optionee’s service for any reason other than disability or death, 12 months after termination due to disability and 18 months after termination due to death.

(3)	Represents the unvested portion of stock options granted on July 24, 2006 for 60,000 shares of common stock.
(4)
Represents the unvested portion of a restricted stock award covering 12,000 shares granted on June 16, 2009, of which 1/4th of the shares vest quarterly after the vesting commencement date of April 1, 2011.  Vesting may accelerate pursuant to certain agreements, please see “Severance and Change of Control Agreements” below.

(5)
Represents the unvested portion of a restricted stock award covering 12,000 shares granted on June 16, 2009, of which 1/4th of the shares vest quarterly after the vesting commencement date of April 1, 2011.  Vesting may accelerate pursuant to certain agreements, please see “Severance and Change of Control Agreements” below.

(6)
Represents (i) the unvested portion of a restricted stock award covering 5,000 shares granted on June 2, 2008, of which 1/3rd of the shares vest one year after the vesting commencement date of June 2, 2008 and 1/36th of the shares vest monthly thereafter, (ii) the unvested portion of a restricted stock award covering 4,000 shares granted on August 1, 2008, of which 1/3rd of the shares vest one year after the vesting commencement date of June 1, 2008 and 1/36th of the shares vest monthly thereafter and (iii) the unvested portion of a restricted stock award covering 6,000 shares granted on August 1, 2008, of which 1/24th of the shares vest monthly beginning three years after the vesting commencement date of June 1, 2008.  Vesting may accelerate pursuant to certain agreements, please see “Severance and Change of Control Agreements” below.

(7)
Value determined based on $2.00per share, the closing price of our common stock on March 31, 2011, the last market trading day for fiscal year 2011, as reported on the NASDAQ Global Market, multiplied by the number of shares subject to the restricted stock awards.

(8)
Represents the unvested portion of a restricted stock award covering 32,000 shares granted on April 1, 2010, subject to vesting upon attainment of performance goals as follows:  50% based on achievement of net income goals for fiscal year 2011 and 50% based on achievement of specified output of our polysilicon plant.  Neither goal was achieved and accordingly, the award was forfeited.

Option Exercises and Stock Vested

The following table sets forth for each of the named executive officers, , and the number and value of shares of the Company’s common stock subject to each restricted stock award that vested during the year ended March 31, 2011. No stock options were exercised by the executive officers during the 2011 fiscal year.

	Stock Awards
Name	Number of shares Acquired on Vesting(#)	Value Realized on Vesting($)(1)
Scott Paul	85,000	207,380
Darryl S. Nakamoto	56,000	143,530
Jerrod Schreck	31,999	71,973
(Mike) Tao Zhang	-	-
Karl M. Taft, III	52,000	148,640

(1)	Value realized is determined by multiplying (i) the market price of the common stock on the applicable vesting date by (ii) the number of shares as to which each award vested on such date.

Pension Benefits

Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during our fiscal year 2011.

Nonqualified Deferred Compensation

Our named executive officers did not earn any nonqualified compensation benefits from us during fiscal year 2011.

Employment Agreements

We have not entered into employment agreements with any of our named executive officers.

Severance and Change of Control Agreements

The following provides information regarding termination of employment and change of control arrangements with our named executive officers as of March 31, 2011.

Scott B. Paul

Scott B. Paul, our Chief Executive Officer, was granted a stock option to purchase 60,000 shares of our common stock at an exercise price of $2.60 per share in July 2006.  In June 2009, Mr. Paul was granted a restricted stock award of 12,000, shares of our common stock.  The stock option and restricted stock agreements evidencing these awards provide for accelerated vesting, such that 50% of the unvested shares subject to each such award shall automatically vest in the event that Mr. Paul’s employment with us is terminated without cause within eighteen months following a change of control.

Darryl S. Nakamoto

Darryl S. Nakamoto, our Chief Financial Officer, Treasurer and Secretary, was granted a stock option to purchase 60,000 shares of our common stock at an exercise price of $2.60 per share in July 2006.  In June 2009, Mr. Nakamoto was granted a restricted stock award of 12,000 shares of our common stock.  The stock option and restricted stock agreements evidencing these awards provide for accelerated vesting, such that 50% of the unvested shares subject to each such award shall automatically vest in the event that Mr. Nakamoto’s employment with us is terminated without cause within eighteen months following a change of control.

Quantification of Benefits

The chart below quantifies the potential value of the accelerated vesting of the equity awards that would occur upon the named executive officer’s termination without cause within eighteen months following a change of control, based upon the following assumptions:

(i) the executive officer’s employment terminated on March 31, 2011 under circumstances entitling him to accelerated vesting of his stock option and/or restricted stock awards, as described above, and

(ii) the change in control is assumed to have occurred on March 31, 2011 and the change in control consideration paid per share of the Company’s outstanding common stock is assumed to be equal to the closing selling price of such common stock on March 31, 2011, which was $2.00 per share.

Executive Officer	Value of Accelerated Vesting of Equity Awards ($)(1)
Scott Paul	12,000

Darryl S. Nakamoto	12,000

(1) Represents the intrinsic value of each restricted stock award vesting on an accelerated basis on March 31, 2011 as a result of the termination of the executive officer’s employment (calculated by multiplying (a) the aggregate number of shares which vest on such an accelerated basis under such awards by (b) the amount by which the $2.00 closing selling price per share of common stock on that date exceeds the exercise or other issue price (if any) payable per share).  The exercise price of each outstanding option is in excess of $2.00 and accordingly no intrinsic value with respect to the options is included.

Karl M. Taft III Separation Agreement.  On November 30, 2010, the Company entered into the Separation Agreement and Release (the “Separation Agreement”) with Mr. Karl M. Taft III in connection with his resignation as our Chief Technology Officer which became effective on such date.   Under the Separation Agreement, Mr. Taft received a cash severance payment in the amount of $25,000.  In addition, the Separation Agreement provided that (i) 6,666 out of 13,000 unvested shares of common stock under Mr. Taft’s stock option granted under the Equity Plan became fully vested and (ii) all remaining 24,000 unvested shares of common stock under Mr. Taft’s restricted stock awards granted became fully vested.   Mr. Taft also agreed to release the Company and its affiliates from all claims, suits and causes of actions with respect to any event arising from his employment with the Company.

Risk Assessment of Compensation Policies and Practices

Our compensation programs throughout the organization are designed to maintain an appropriate balance between long-term and short-term incentives by utilizing a combination of compensation components, including base salary, annual cash incentive awards, and long-term equity awards. Although not all employees in the organization may have compensation comprised of all three of those components, the compensation programs are generally structured so that any short-term cash incentives are not likely to constitute the predominant element of an employee’s total compensation. For this reason, we do not believe that our short-term incentive compensation programs are reasonably likely to encourage excessive risk-taking by the participants in those programs.  For a discussion of the primary components of the compensation for our executive officers, please see the section above entitled “Executive Compensation—Compensation Discussion and Analysis.”

COMPENSATION OF DIRECTORS

During our fiscal year 2011, each of Messrs. Hirata, Stahlkopf and Zheng received the following compensation:
  Annual cash retainer of $30,000.
   A stock option grant for the number of shares with a grant date fair market value of $20,000.  The option was granted on April 1, 2010, covering 7,722 shares of our common stock with an exercise price per share equal to $2.59.  The option vested in full on March 31, 2011, provided the non-employee Board members continued in Board service through such date.  The option has a term of 10 years, subject to earlier termination upon cessation of Board service.
   A restricted stock grant for the number of shares with a grant date fair market value of $30,000.  The restricted stock was granted on April 1, 2010, covering 11,583 shares of our common stock.  The grant vested on March 31, 2011, provided the non-employee Board member continued in Board service through such date.
In addition, we paid an additional cash retainer of $10,000 to Mr. Hirata as the chair of our Audit Committee and $6,500 for Messrs. Stahlkopf and Zheng each as members of our Audit Committee. Furthermore, we paid an additional cash retainer of $7,000 to Mr. Zheng as the chair of our Compensation Committee and $5,000 for Dr. Stahlkopf as a member of our Compensation Committee.

The non-employee members of our Board are also reimbursed for travel, lodging and other reasonable expenses incurred in attending our Board, Audit or Compensation Committee meetings.  Non-employee members of our Board did not receive additional cash compensation for attending Board, Audit or Compensation Committee meetings.

The other non-employee members of our Board did not receive any payment for their services on the Board.  Our employee Board members do not receive any compensation for services as a member of the Board.

The following table outlines the compensation paid to our non-employee directors for services rendered to the Company in fiscal year 2011.

Director Compensation

Name	Cash ($)(1)	Option Awards ($)(2)(3)	Stock Awards ($)(4)	Total ($)
Dean K. Hirata	40,000	15,521	30,000	85,521
Karl E. Stahlkopf	41,500	15,521	30,000	87,021
Yi Zheng	43,500	15,521	30,000	89,021
Wei Xia	-	-	-	-
Yu Wen	-	-	-	-
Zhong Li	-	-	-	-

(1)	The amounts shown represent the retainer earned by each Board member during fiscal year 2011. The aggregate amount reported for each member is comprised of the following payments:

	Annual Retainer ($)	Committee Chairpersons on Retainer ($)	Committee Members on Retainer($)
Dean K. Hirata	30,000	10,000	--
Karl E. Stahlkopf	30,000	--	11,500
Yi Zheng	30,000	7,000	6,500
Wei Xia	---	---	---
Yu Wen	---	---	---
Zhong Li	---	---	---

(2)
The amounts shown in this column represent the grant date fair value of stock options granted to the non-employee director in fiscal year 2011 calculated in accordance with ASC Topic 718 and does not take into account the impact of estimated forfeitures.  The assumptions made in the valuation of the stock options are discussed in Note 8, “Stockholders’ Equity—Stock Based Compensation” to our audited consolidated financial statements contained in our Annual Report on Form 10-K for the year ended March 31, 2011.

(3)	As of March 31, 2011 our current non-employee directors held an aggregate number of stock options as follows: Mr. Hirata 41,054 shares; Dr. Stahlkopf 47,720 shares; and Mr. Zheng 7,722 shares.

(4)
The amounts shown in this column represent the grant date fair value for restricted stock granted in fiscal year 2011, determined in accordance with ASC Topic 718 on the basis of the closing price of our common stock on the award date and does not take into account the impact of estimated forfeitures.  The assumptions used in the calculation of these amounts are included in Note 8, “Stockholders’ Equity—Stock-Based Compensation” to our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended March 31, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth, as of June 30, 2011, certain information regarding beneficial ownership of our common stock by (i) each person or entity who is known by us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each director and each nominee for director, (iii) each of our named executive officers, and (iv) all of our current directors and executive officers as a group.

The following tables are based upon information supplied by officers, directors and principal stockholders.  Unless otherwise indicated in the footnotes to these tables and subject to community property laws where applicable, we believe that each of the stockholders named in these tables has sole voting and investment power with respect to the shares indicated as beneficially owned.  Unless otherwise indicated, options to purchase shares of our common stock that are exercisable within 60 days of June 30, 2011 are deemed to be beneficially owned by the persons holding these options and warrants and outstanding for the purpose of computing percentage ownership of that person, but are not treated as outstanding for the purpose of computing any other person’s ownership percentage.  Applicable percentages are based on 54,913,199 shares outstanding on June 30, 2011, adjusted as required by rules promulgated by the SEC.  Unless otherwise indicated, the principal address of each of the stockholders named below is Hoku Corporation, 1288 Ala Moana Blvd., Honolulu, Hawaii 96814.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares Beneficially Owned
5% Stockholders:
Tianwei New Energy Holdings Co., Ltd. No. 1 Tianwei Road Southwest Airport Economic Development Zone Chengdu Sichuan, China	43,379,287	(1)	66.83%
Officers and Directors:
Wei Xia	—		—
Yi Zheng, Ph.d.	19,305		*
Zhengfei Gao	—		—
Tao Zhang, Ph.d.	8,189		—
Dean K. Hirata	56,569	(2)	*
Karl E. Stahlkopf, Ph.d.	81,086	(3)	*
Darryl S. Nakamoto	190,858	(4)	*
Scott B. Paul	260,272	(5)	*
Xiaoming Yin, Ph.D.	—		—
Jerrod Schreck	63,908		*
Karl M. Taft III	717,123	(7)	1.31%

All executive officers and directors as a group (11 persons)	1,397,310	(8)	2.53%

*	Less than one percent.
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

(2)	Includes 41,054 shares of common stock subject to options exercisable within 60 days of June 30, 2011 by Mr. Hirata.
(3)	Includes 47,720 shares of common stock subject to options exercisable within 60 days of June 30, 2011 by Mr. Stahlkopf.
(4)	Includes 60,000 shares of common stock subject to options exercisable within 60 days of June 30, 2011 by Mr. Nakamoto.
(5)	Includes 93,333 shares of common stock subject to options exercisable within 60 days of June 30, 2011 by Mr. Paul.
(7)	Includes 717,123 shares held in the Karl M. Taft III Trust dated November 25, 2005, which is deemed to be controlled by Mr. Taft.
(8)
Includes 249,829 shares of common stock subject to options exercisable within 60 days of June 30, 2011 by the executive officers and directors, and excludes information for Mr. Taft whose resignation as Chief Technology Officer became effective on November 30, 2010.

EQUITY COMPENSATION PLAN INFORMATION

The number of shares issuable upon exercise of outstanding stock options, the weighted-average exercise price of the outstanding options, and the number of shares  available for future issuance under each of our equity compensation plans as of March 31, 2011 are summarized as follows:

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Related Party Transaction Approval Policy

Related party transactions are governed by our Code of Conduct and our management monitors adherence to the Code of Conduct.  In addition, each director and executive officer annually delivers to us a questionnaire that includes, among other things, a request for information relating to any transactions in which both the director, executive officer, or their respective family members, and Hoku participates, and in which the director, executive officer, or such family member, has a material interest.  The Audit Committee is responsible for the review, approval, or ratification of such related party transactions, including related party transactions with Tianwei, as described below.  Under SEC rules, a related party is a director, officer, nominee for director, or 5% stockholder of Hoku and their immediate family members.  Transactions involving related parties are reviewed by the Audit Committee which determines whether the related party has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion.

Related Party Transactions and Relationships

Relationship with Tianwei – Debt Financing

Since the beginning of fiscal year 2011, we obtained an aggregate of $243 million of debt financing through bank credit agreements from third party lenders to support our operations, and all of these credit agreements are secured by letters of credit provided by our majority stockholder, Tianwei.  The following table describes the basic terms of our outstanding bank credit agreements as of June 30, 2011:

Date of Credit Agreement	Lender	Principal Amount	Interest Rate	Maturity Date
May 24, 2010	China Merchants Bank Co., Ltd., New York Branch	$20,000,000	LIBOR Rate plus 2% or prime rate at our election for any portion not less than $1 million	May 24, 2012
June 30, 2010	China Construction Bank, New York Branch	$28,300,000	LIBOR Rate plus 1.875% or prime rate at our election for any portion not less than $1 million	June 15, 2012 or the 15th day prior to the expiration of the Letter of Credit.
August 16, 2010	China Merchants Bank Co., Ltd., New York Branch	$10,000,000	LIBOR Rate plus 2% or prime rate at our election for any portion not less than $1 million	August 16, 2012
August 26, 2010	China Merchants Bank Co., Ltd., New York Branch	$5,000,000	LIBOR Rate plus 2% or prime rate at our election for any portion not less than $1 million	August 24, 2012
September 17, 2010	China Merchants Bank Co., Ltd., New York Branch	$10,000,000	LIBOR Rate plus 2% or prime rate at our election for any portion not less than $1 million	September 16, 2013
October 8, 2010	China Merchants Bank Co., Ltd., New York Branch	$13,000,000	LIBOR Rate plus 2% or prime rate at our election for any portion not less than $1 million	October 18, 2013
October 19, 2010	China Construction Bank, Singapore Branch	$29,000,000	LIBOR Rate plus 2%.	About 3 years from first advance (October 2013)
December 20, 2010	China Merchants Bank Co., Ltd., New York Branch	$10,000,000	LIBOR Rate plus 2% or prime rate at our election for any portion not less than $1 million	December 20, 2013
December 23, 2010	Industrial and Commercial Bank of China Ltd., New York Branch	$15,500,000	LIBOR Rate plus 2.6%.	Earlier of December 23, 2013 or 10th business day prior to the date the Letter of Credit expires or terminates
January 10, 2011	Industrial and Commercial Bank of China Ltd., New York Branch	$19,500,000	LIBOR Rate plus 2.6%.	Earlier of January 10, 2014 or 10th business day prior to the date the Letter of Credit expires or terminates
February 7, 2011	CITIC Bank International Limited, New York Branch	$19,000,000	LIBOR Rate plus 2.5%.	Earlier of February 4, 2013 and the 15th business day prior to the date on which the first letter of credit expires or terminates
February 25, 2011	Bank of China, New York Branch	Lesser of $30,000,000 or the aggregate amount of letter of credit	LIBOR Rate plus 2.4%.	Earlier of February 25, 2014 and the 15th business day prior to the date on which the first letter of credit expires or terminates
April 7, 2011	Industrial and Commercial Bank of China Ltd., New York Branch	$15,000,000	LIBOR Rate plus 2.7%	Earlier of April 6, 2014 and the 10th business day prior to the date on which the letter of credit expires or terminates
June 2, 2011	Industrial and Commercial Bank of China Ltd., New York Branch	$24,700,000	LIBOR Rate plus 3.8%	Earlier of June 2, 2016 and the 10th business day prior to the date on which the letter of credit expires or terminates

As of June 30, 2011, the total interest payable pursuant to these credit agreements was $917,000 and the total amount of principal outstanding was $243 million.  Since the beginning of fiscal year 2011, we have paid an aggregate of $6.6 million of interest, and did not make any payment on the principal under these credit agreements.

In connection with the execution of each credit agreement described below, we also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei with respect to the negotiation, execution and performance of the letter of credit supporting such credit agreement.  All of the credit agreements contain customary representations, warranties and covenants.

As previously disclosed in our Form 10-K filed on July 15, 2011, we plan to continue to rely on Tianwei and its resources to finance our remaining construction and operating expenses.  However, we expect to compensate Tianwei for its collateral support. We have been discussing with Tianwei what would constitute fair compensation for Tianwei for the financial services it has been providing and will provide to us.  While the discussions are ongoing, we believe this compensation may be in the form of common stock warrants.  Furthermore, Tianwei has committed to provide us the financial support for our ongoing operations, planned capital expenditures and debt service requirements through at least April 1, 2012.

Consulting Agreement

On March 1, 2010, we entered into a Consulting Agreement with Dustin M. Shindo, who served as our Chairman of the Board of Directors, President and Chief Executive Officer until March 31, 2010 (the “Shindo Consulting Agreement”).  Mr. Shindo was a beneficial owner of more than five percent of our Common Stock when the Shindo Consulting Agreement took effect on April 1, 2010.  The Shindo Consulting Agreement terminated on February 10, 2011.

The Shindo Consulting Agreement provided that Mr. Shindo act as our consultant to advise on certain strategic and other matters, as requested by us.  As compensation for Mr. Shindo’s consulting services, Mr. Shindo received the following:  (A) during each of the first six months of Mr. Shindo's continuous service under the Consulting Agreement, a monthly retainer equal to $40,000 plus the Hawaii general exercise tax applicable to such retainer; (B) during each of the seventh through twelfth month of Mr. Shindo's continuous services under the Consulting Agreement, a monthly retainer equal to $10,000 plus the Hawaii general exercise tax applicable to such retainer; and (C) all restricted stock awards previously granted to Mr. Shindo during the term of his continuous service as an employee of the Company, which remained outstanding as of March 31, 2010, continued to vest in accordance with their terms as long as Mr. Shindo continued to provide services to us pursuant to the Shindo Consulting Agreement.  In addition, we reimbursed Mr. Shindo up to $2,000 per month in out-of-pocket travel and other expenses incurred by Mr. Shindo in performing the services contemplated by the Shindo Consulting Agreement.

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

All future transactions between us and our executive officers, directors, principal stockholders beneficially owning 5% or more of our outstanding shares of common stock and their affiliates will be approved by our Audit Committee.

Director Independence and “Controlled Company” Exemption under NASDAQ Rules

Tianwei owns or controls 33,379,287 shares of our common stock and, therefore, holds approximately 60.79% of our voting power as of June 30, 2011.  Tianwei also holds a warrant to purchase an additional 10,000,000 shares of our common stock.  The 33,379,287 shares, when added to the 10,000,000 shares of common stock covered by the warrant, result in Tianwei beneficially owning 66.83% of our outstanding common stock on a fully-diluted basis.  Thus, our Board has determined that we are a “controlled company” within the meaning of Listing Rule 5615(c)(1) for the NASDAQ Stock Market.  As a “controlled company,” we are exempt from certain listing standards of NASDAQ and are thus not required to have (i) a board of directors comprised of a majority of independent directors; (ii) compensation of the executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (iii) director nominees selected, or recommended for the Board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.  However, we are not exempt from the requirements to have an audit committee comprised of at least three independent directors and to hold regularly scheduled executive sessions of our Board of Directors in which only the independent directors are present.  Also, Internal Revenue Code Section 162(m) does require a compensation committee of outside directors (within the meaning of Section 162(m)) to approve stock option grants to executive officers in order for us to be able to deduct the stock option grants as an expense.

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

Item 14.  Principal Accounting Fees and Services

As previously disclosed in our Form 8-K filed on December 3, 2010, on November 29, 2010 the Audit Committee of our Board of Directors approved the engagement of KPMG LLP, or KPMG, as our independent registered public accounting firm for the fiscal year ending March 31, 2011.  On the same date, the Audit Committee of the Board of Directors of the Company approved the dismissal of Ernst & Young LLP, or E&Y as our independent registered public accounting firm effective November 29, 2010.

The following table sets forth fees for services rendered by E&Y and KPMG for the audit of our consolidated financial statement for fiscal years 2010 and 2011.

	2011		2010
	E&Y	KPMG	E&Y
Audit Fees	$72,251	$255,497	$377,000
Audit-related Fees	9,529	—	—
Tax Fees	15,707	—	28,000
All Other Fees	—	—	—
Total Fees	$97,487	$255,497	$405,000

Audit Fees.  Audit fees consists of fees billed for professional services rendered in connection with the audit of our consolidated financial statements, review of interim consolidated financial statements, and services that are normally provided by E&Y and KPMG in connection with statutory and regulatory filings or engagements.

Audit-Related Fees.  Audit-related fees during fiscal 2010 consisted primarily of services for transactional advisory services by E&Y.

Tax Fees.  Tax fees for E&Y in fiscal years 2011 and 2010 were for tax compliance, tax planning and tax advisory services.

All Other Fees.  None.

All fees described above were pre-approved by our Audit Committee pursuant to the pre-approval policy and procedures described below.  The Audit Committee has determined that the rendering of non-audit services by E&Y and KPMG is compatible with maintaining the independence of both E&Y and KPMG.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our previous independent registered public accounting firm, Ernst & Young LLP, as well as our current independent registered public accounting firm, KPMG LLP.  The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts.  Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service.  The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

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

Date: July 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott B. Paul	Chief Executive Officer and	July 29, 2011
Scott B. Paul	Director (Principal Executive Officer)

/s/ DARRYL S. NAKAMOTO	Chief Financial Officer, Treasurer and	July 29, 2011
Darryl S. Nakamoto	Secretary (Principal Financial and Accounting Officer)

*	Director	July 29, 2011
Karl E. Stahlkopf

*	Director	July 29, 2011
Dean K. Hirata

*	Director	July 29, 2011
Zhengfei Gao

*	Director	July 29, 2011
Tao Zhang

*	Director	July 29, 2011
Wei Xia

*	Director	July 29, 2011
Yi Zheng

*By /s/ Scott B. Paul
Scott B. Paul Attorney-in-Fact

Exhibit Index

The following exhibits are included, or incorporated by reference, in this Amendment No. 1 (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Securities Purchase Agreement, dated as of September 28, 2009, by and between Tianwei New Energy Holdings Co., Ltd. and Hoku Scientific, Inc.	8-K	000-51458	2.1	9/29/09

3.1	Amended and Restated Certificate of Incorporation	10-K	000-51458	3.1	7/14/10

3.2	Amended and Restated Bylaws	8-K	000-51458	3.2	10/23/07

3.3	Amendment to Amended and Restated Bylaws	10-K	000-51458	3.3	7/14/10

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	000-51458	3.3	3/19/10

4.1	Specimen Common Stock Certificate	S-1/A	333-124423	4.1	6/2/05

4.2	Warrant for the Purchase of Shares of Common Stock of Hoku Scientific, Inc., dated December 22, 2009, issued to Tianwei New Energy Holdings Co., Ltd.	8-K/A	000-51458	4.4	12/31/09

4.3	Investor Rights Agreement, dated as of December 22, 2009, between Tianwei New Energy Holdings Co., Ltd. and Hoku Scientific, Inc.	8-K/A	000-51458	4.5	12/31/09

4.4	Form of Lock-Up Agreement, dated December 22, 2009, between Tianwei New Energy Holdings Co., Ltd. and certain officers and directors of Hoku Scientific, Inc.	8-K/A	000-51458	4.6	12/31/09

10.2+	Form of Addendum to Stock Option Agreement under the 2002 Stock Plan, as amended, by and between Scott Paul and Hoku Scientific, Inc.	S-1	333-124423	10.6	4/28/05

10.3+	Form of Addendum to Stock Option Agreement under the 2002 Stock Plan, as amended, by and between each of the non-employee directors and Hoku Scientific, Inc.	S-1	333-124423	10.7	4/28/05

10.4	Form of Indemnity Agreement entered into between Hoku Scientific, Inc. and each of its directors and officers	S-1	333-124423	10.8	4/28/05

10.5+	2002 Stock Plan, as amended	S-1	333-124423	10.9	4/28/05

10.6+	Form of Stock Option Agreement under the 2002 Stock Plan, as amended	S-1	333-124423	10.10	4/28/05

10.7+	2005 Equity Incentive Plan	8-K	000-51458	10.11	9/13/06

10.8+	Form of Stock Option Agreement under the 2005 Equity Incentive Plan	8-K	000-51458	10.12	9/13/06

10.9+	2005 Non-Employee Directors’ Stock Option Plan	S-1/A#4	333-124423	10.13	7/13/05

10.10+	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan	S-1/A#4	333-124423	10.14	7/13/05

10.11	Ground Lease, dated March 22, 2007, by and between Hoku Materials, Inc. and The City of Pocatello	8-K	000-51458	10.38	3/28/07

10.12 †	Agreement for Engineering of Hoku Electric Substation and Associated Facilities, dated June 14, 2007, by and between Idaho Power Company and Hoku Materials, Inc.	10-Q	000-51458	10.47	08/06/07

10.13 †	Cost Plus Incentive Construction Contract, dated August 8, 2007, by and between JH Kelly LLC and Hoku Materials, Inc.	10-Q	000-51458	10.52	11/13/07

10.14 †	Engineering, Procurement and Construction Management Agreement, dated August 7, 2007, by and between Stone & Webster, Inc. and Hoku Materials, Inc.	10-Q	000-51458	10.53	11/13/07

10.15	Change Order Number 1 to Engineering, Procurement & Construction Management Agreement, dated October 3, 2007, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.15	7/14/10

10.16 †	Engineering Services and Technology Transfer Agreement, dated October 6, 2007, by and between Dynamic Engineering Inc. and Hoku Materials, Inc.	10-Q	000-51458	10.55	11/13/07

10.17 †	Amendment and Restatement of Contract, dated October 15, 2007, by and between Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.56	11/13/07

10.18	Registration Rights Agreement, dated February 29, 2008, by and among Hoku Scientific, Inc., and the Purchasers named therein	8-K	000-51458	10.65	02/29/08

10.19	Amendment No. 1 to Engineering Services & Technology Transfer Agreement, dated April 4, 2008, by and between Hoku Materials, Inc. and Dynamic Engineering Inc.	8-K	000-51458	10.67	04/09/08

10.20 †	Equipment Purchase & Sale Agreement, dated March 4, 2008, by and between Hoku Materials, Inc. and Saft Power Systems USA Inc.	10-K	000-51458	10.68	6/6/08

10.21 †	Change Order Number 2 to Engineering, Procurement & Construction Management Agreement, dated April 8, 2008, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.69	6/6/08

10.22 †	Change Order Number 2 to Cost Plus Incentive Construction Contract, dated April 7, 2008, by and between Hoku Materials, Inc. and JH Kelly LLC	10-K	000-51458	10.70	6/6/08

10.23 †	Equipment Purchase & Sale Agreement, dated April 8, 2008, by and between Hoku Materials, Inc. and PVA Tepla Danmark	10-K	000-51458	10.71	6/6/08

10.24 †	First Amended & Restated Supply Agreement, dated as of May 12, 2008, by and between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd.	10-K	000-51458	10.72	6/6/08

10.25†	Second Amended and Restated Supply Agreement, dated as of May 13, 2008, by and between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited	10-K	000-51458	10.73	6/6/08

10.26	Amended and Restated Agreement for Construction of Hoku Electric Substation and Associated Facilities, dated September 17, 2008, between Hoku Materials, Inc. and Idaho Power Company	8-K	000-51458	10.79	9/22/08

10.27	Amendment No. 1 to Second Amended and Restated Supply Agreement, between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited, with Solarfun Power Holdings Co., Ltd. signing as guarantor, dated as of October 22, 2008	8-K	000-51458	10.81	10/23/08

10.28†	Supply Agreement, dated as of November 19, 2008, by and between Hoku Materials, Inc. and BHS Acquisitions, LLC	10-Q	000-51458	10.88	2/3/09

10.29†	Hoku Solar Power I, LLC Operating Agreement, dated as of December 23, 2008, by and between UFA Renewable Energy Fund I, LLC and Hoku Solar, Inc.	10-Q	000-51458	10.89	2/3/09

10.30†	Development Service Agreement, dated as of December 23, 2008, by and between Hoku Solar, Inc. and Hoku Solar Power I, LLC	10-Q	000-51458	10.90	2/3/09

10.31†	Purchase and Sale and Operation and Maintenance Agreement, dated as of December 23, 2008, by and between Hoku Solar, Inc. and Hoku Solar Power I, LLC	10-Q	000-51458	10.91	2/3/09

10.32	Right of First Refusal Agreement, dated as of December 23, 2008, by and between UFA Renewable Energy Fund I, LLC and Hoku Solar, Inc.	10-Q	000-51458	10.92	2/3/09

10.33	Guaranty, dated as of December 23, 2008, by and between Hoku Solar Power I, LLC; UFA Renewable Energy Fund I, LLC; Firstar Development LLC; Hoku Scientific, Inc.; and Hoku Solar, Inc.	10-Q	000-51458	10.93	2/3/09

10.34	Economic Development Agreement, dated as of May 27, 2009, by and between Hoku Materials, Inc. and Pocatello Development Authority	10-Q	000-51458	10.95	6/2/09

10.35	Amendment to the Equipment Purchase & Sale Agreement dated March 4, 2008, between Hoku Materials, Inc., and AEG Power Solutions USA Inc. (fka Saft Power Systems USA Inc.), dated as of May 29, 2009	10-Q	000-51458	10.96	6/2/09

10.36†	First Amended and Restated Supply Agreement, dated as of May 21, 2009, by and between Hoku Materials, Inc. and Polymet Alloys, Inc.	10-K	000-51458	10.97	6/15/09

10.37†	Change Order Number 3 to Engineering, Procurement & Construction Management Agreement, dated February 19, 2009, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.98	6/15/09

10.38†	Supply Agreement, dated as of February 27, 2009, by and between Hoku Materials, Inc. and Shanghai Alex New Energy Co., Ltd.	10-K	000-51458	10.99	6/15/09

10.39†	Amended & Restated Supply Agreement, dated as of February 26, 2009, by and between Hoku Materials, Inc. and Jiangxi Jinko Solar Co., Ltd.	10-K	000-51458	10.100	6/15/09

10.40†	Amendment No. 2 to Second Amended & Restated Supply Agreement, dated as of March 26, 2009 by and between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited	10-K	000-51458	10.101	6/15/09

10.41†	Change Order Number 3 to Cost Plus Incentive Contract, dated March 27, 2009 by and between Hoku Materials, Inc. and JH Kelly LLC	10-K	000-51458	10.102	6/15/09

10.42	Amended and Restated Electric Service Agreement, between Hoku Materials, Inc., and Idaho Power Company, dated as of June 19, 2009	8-K	000-51458	10.104	6/22/09

10.43	First Amendment to the First Amended and Restated Supply Agreement between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd., signed July 6, 2009	8-K	000-51458	10.105	7/10/09

10.44	Form of Entrustment Loan Contract by and among Tianwei New Energy Holdings Co. Ltd., China Construction Bank Chengdu Branch, Hoku Materials, Inc. and Hoku Scientific, Inc.	8-K	000-51458	10.108	9/29/09

10.45†	Change Order Number 4 to Cost Plus Incentives Contract, dated September 18, 2009, by and between Hoku Materials, Inc. and JH Kelly LLC	10-Q	000-51458	10.109	11/9/09

10.46†	Amended and Restated Supply Agreement No. 1, dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc.	8-K/A	000-51458	10.110	12/31/09

10.47†	Amended and Restated Supply Agreement No. 2, dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc.	8-K/A	000-51458	10.111	12/31/09

10.48	Form of Security Agreement (relating to Amended and Restated Supply Agreements No. 1 and No. 2), dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc.	8-K/A	000-51458	10.112	12/31/09

10.49	Loan Implementation Agreement, dated December 22, 2009, among Hoku Scientific, Inc., Hoku Materials, Inc. and Tianwei New Energy Holdings Co. Ltd.	8-K/A	000-51458	10.113	12/31/09

10.50	Financing Backstop Agreement, dated December 22, 2009, between Tianwei New Energy Holdings, Co., Ltd. and Hoku Scientific, Inc.	8-K/A	000-51458	10.114	12/31/09

10.51†	Amendment No. 1 to Amended and Restated Supply Agreement, dated as of November 25, 2009, between Jinko Solar Co., Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.115	2/5/10

10.52†	Amendment No. 3 to Second Amended and Restated Supply Agreement, dated as of November 15, 2009, between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.	10-Q	000-51458	10.116	2/5/10

10.53†	Amendment No. 1 to Supply Agreement, dated as of December 30, 2009, between Shanghai Alex New Energy Co., Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.117	2/5/10

10.54	Consulting Agreement, dated as of March 1, 2010, between Dustin M. Shindo and Hoku Scientific, Inc.	8-K	000-51458	10.118	3/5/10

10.55†	Change Order Number 4 to Engineering, Procurement & Construction Management Agreement, dated February 16, 2010, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.55	7/14/10

10.56†	Amendment No. 4 to Second Amended and Restated Supply Agreement, dated as of March 1, 2010, between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.	10-K	000-51458	10.56	7/14/10

10.57†	Sales Agreement, dated as of March 31, 2010, between Evonik Degussa Corporation and Hoku Materials, Inc.	10-K	000-51458	10.57	7/14/10

10.58†	Second Amended & Restated Supply Agreement, dated as of March 31, 2010, by and between Hoku Materials, Inc. and Wealthy Rise International, Ltd.	10-K	000-51458	10.58	7/14/10

10.59	Credit Agreement, dated May 24, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch	8-K	000-51458	10.119	5/26/10

10.60	Reimbursement Agreement, dated May 24, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.120	5/26/10

10.61	Credit Agreement, dated June 30, 2010, between Hoku Corporation and China Construction Bank Corporation, New York Branch	8-K	000-51458	10.121	6/30/10

10.62	Reimbursement Agreement, dated June 30, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.122	6/30/10

10.63†	Amendment to the First Amended and Restated Supply Agreement between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd., signed June 29, 2010	10-K	000-51458	10.63	7/14/10

10.64	Credit Agreement dated August 16, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch	8-K	000-51458	10.1	8/19/10

10.65	Credit Agreement, dated August 26, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch	8-K	000-51458	10.1	8/30/10

10.66	Reimbursement Agreement, dated August 26, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	8/30/10

10.67	Credit Agreement, dated September 16, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.1	9/17/10

10.68	Reimbursement Agreement, dated September 16, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	9/17/10

10.69	Credit Agreement, dated October 8, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.1	10/12/10

10.70	Reimbursement Agreement, dated October 8, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	10/12/10

10.71	Credit Agreement, dated October 18, 2010, between Hoku Corporation and China Construction Bank, Singapore Branch.	8-K	000-51458	10.1	10/20/10

10.72	Reimbursement Agreement, dated October 18, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	10/20/10

10.73†	Change Order No. 5 dated August 17, 2010 between Hoku Corporation and JH Kelly, LLC.	10-Q	000-51458	10.10	2/18/11

10.74††	Amendment No. 5 to Second Amended and Restated Supply Agreement dated November 23, 2010 between Hoku Corporation and Solarfun Power Hong Kong Limited	10-Q	000-51458	10.5	2/12/11

10.75	Separation Agreement and Release dated November 30, 2010 between the Company and Karl Taft III	8-K	000-51458	10.1	12/03/10

10.76††	Change Order Number 5 to Engineering, Procurement & Construction Management Agreement, dated December 6, 2010, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-Q	000-51458	10.7	2/12/11

10.77	Reimbursement Agreement, dated December 17, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.1	12/27/10

10.78††	Amendment No. 2 to Amended and Restated Supply Agreement dated December 18, 2010 between Hoku Corporation and Jinko Solar Company Limited	10-Q	000-51458	10.9	2/12/11

10.79	Credit Agreement, dated December 20, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.2	12/27/10

10.80	Credit Agreement, dated December 23, 2010, between Hoku Corporation and Industrial and Commercial Bank of China, Ltd., New York Branch.	8-K	000-51458	10.1	12/28/10

10.81	Reimbursement Agreement, dated December 23, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	12/28/10

10.82	Credit Agreement, dated January 10, 2011, between Hoku Corporation and Industrial and Commercial Bank of China, Ltd., New York Branch	10-Q	000-51458	10.13	2/12/11

10.83	Reimbursement Agreement, dated January 10, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	10-Q	000-51458	10.14	2/12/11

10.84	Credit Agreement, dated February 7, 2011, between Hoku Corporation and CITIC Bank International Limited, New York Branch.	10-Q	000-51458	10.15	2/12/11

10.85	Reimbursement Agreement, dated February 7, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	10-Q	000-51458	10.16	2/12/11

10.86	Credit Agreement, dated February 25, 2011, among Hoku Corporation, Hoku Materials, Inc. and Bank of China, New York Branch	8-K	000-51458	10.1	03/03/11

10.87	Reimbursement Agreement, dated February 25, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	03/03/11

10.88††	Amendment No. 2 to Supply Agreement, dated as of January 12, 2011, by and between Hoku Materials, Inc. and Shanghai Alex New Energy Co., Ltd.	10-K	000-51458	10.88	7/15/11

10.89	Credit Agreement, dated April 6, 2011, between Hoku Corporation and Industrial and Commercial Bank of China, Ltd., New York Branch	8-K	000-51458	10.1	4/7/11

10.90††	Amended and Restated Sales Agreement, dated February 28, 2011, between Evonik Degussa Corporation and Hoku Materials, Inc.	10-K	000-51458	10.90	7/15/11

16.1	Letter from Ernst & Young LLP, dated December 3, 2010, to the United States Securities and Exchange Commission	8-K	000-51458	16.1	12/03/10

21.1	Subsidiaries of Hoku Corporation	10-K/A	000-51458	21.1	7/29/09

23.1	Consent of independent registered public accounting firm	10-K	000-51458	23.1	7/14/10

24.1	Form 10-K Power of Attorney (included in signature page)	10-K	000-51458	24.1	7/15/11

31.1	Form 10-K Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	10-K	000-51458	31.1	7/15/11

31.2	Form 10-K Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	10-K	000-51458	31.2	7/15/11

31.3	Form 10-K/A Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

31.4	Form 10-K/A Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1#	Form 10-K Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	10-K	000-51458	32.1	7/15/11

32.2#	Form 10-K Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	10-K	000-51458	32.2	7/15/11

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