Form 10-Q
period 2011-06-30
Hoku Corp
filed 2011-08-15
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Common Stock, par value $0.001 per share, outstanding as of July 31, 2011: 54,912,976

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

HOKU CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2011	March 31, 2011
Assets
Cash and cash equivalents	$17,889	$18,355
Accounts receivable	512	548
Inventory	693	758
Costs of uncompleted contracts	345	128
Prepaid expenses	799	531

Total current assets	20,238	20,320

Deferred cost of financing	637	792
Property, plant and equipment, net	515,067	481,481
Total assets	$535,942	$502,593

Liabilities and Equity
Accounts payable and accrued liabilities	$18,410	$27,149
Deferred revenue	472	72
Customer deposits	8,611	25,278
Related party notes payable, net – current	45,271	–
Notes payable – current	48,300	–
Other current liabilities	530	467

Total current liabilities	121,594	52,966

Related party notes payable, net	–	43,593
Notes payable	194,664	194,295
Long-term customer deposits	131,589	114,922

Total liabilities	447,847	405,776

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued and outstanding as of June 30, 2011 and March 31, 2011.	-	-
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 54,913,199 and 54,970,255 shares as of June 30, 2011 and March 31, 2011, respectively.	55	55
Warrants for 11,196,581 and 10,000,000 shares of common stock as of June 30, 2011 and March 31, 2011, respectively	14,269	12,884
Additional paid-in capital	115,647	115,500
Accumulated deficit	(42,639)	(32,438)
Total Hoku Corporation stockholders’ equity	87,332	96,001
Noncontrolling interest	763	816
Total equity	88,095	96,817
Total liabilities and equity	$535,942	$502,593

See accompanying notes to consolidated financial statements.

HOKU CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share data)

	Three Months Ended
	June 30,
	2011	2010
Revenue
Service and license revenue	$331	$930
Product revenue	154	–
Total revenue	485	930

Cost of revenue
Cost of services and license revenue	193	565
Cost of product revenue	150	–
Total cost of revenue	343	565

Gross margin	142	365

Operating expenses:
Selling, general and administrative (1)	10,323	3,205
Total operating expenses	10,323	3,205

Loss from operations	(10,181)	(2,840)
Interest and other income	–	187
Net loss from continuing operations	(10,181)	(2,653)

Discontinued operations:
Loss from discontinued operations	–	(1)
Net loss	(10,181)	(2,654)

Net income attributable to the noncontrolling interest	(20)	(28)
Net loss attributable to Hoku Corporation	$(10,201)	$(2,682)

Basic net loss per share attributable to Hoku Corporation	$(0.19)	$(0.05)

Diluted net loss per share attributable to Hoku Corporation	$(0.19)	$(0.05)

Shares used in computing above basic net loss per share	54,863,977	54,607,060

Shares used in computing above diluted net loss per share	54,863,977	54,607,060

(1) Includes stock-based compensation and non-cash expense from issuance of warrant as follows:
Selling, general and administrative	$1,541	$321

See accompanying notes to consolidated financial statements.

HOKU CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(10,181)	$(2,654)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52	55
Stock-based compensation	156	322
Non-cash expense from issuance of warrant	1,385	–
Changes in operating assets and liabilities:
Accounts receivable	36	(240)
Costs of uncompleted contracts	(217)	(822)
Inventory	65	168
Prepaid expenses	(268)	601
Accounts payable and accrued liabilities	1,071	463
Deferred revenue	400	848
Other current liabilities	53	11

Net cash used in operating activities	(7,448)	(1,248)

Cash flows from investing activities:
Payment of property, plant and equipment expenditures	(41,589)	(21,274)
Net cash used in investing activities	(41,589)	(21,274)

Cash flows from financing activities:
Distributions to noncontrolling interest	(73)	(2,609)
Proceeds from notes payable	48,669	20,000
Payment of financing costs	(25)	–
Costs related to Tianwei investment	–	(88)
Exercise of common stock options	–	1
Customer deposits received	–	6,600
Net cash provided by financing activities	48,571	23,904
Net increase/(decrease) in cash and cash equivalents	(466)	1,382
Cash and cash equivalents at beginning of period	18,355	6,962
Cash and cash equivalents at end of period	$17,889	$8,344
Supplemental disclosure of non-cash activities:
Amortization of debt discount and deferred financing cost capitalized as property, plant and equipment	$1,833	$1,480
Acquisition of property and equipment through accounts payable and accrued liabilities, including accrued capitalized interest	9,810	23,512

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

The Company originally focused its efforts on the design and development of fuel cell technologies, including its Hoku membrane electrode assemblies, or MEAs, and Hoku Membranes. In May 2006, the Company announced its plans to form an integrated photovoltaic, or PV, module business, and its plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, at its polysilicon manufacturing plant in Pocatello, Idaho, or the Polysilicon Plant.  In fiscal 2007, the Company reorganized its business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells.  In February and March 2007, the Company incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly owned subsidiaries to operate its polysilicon and solar businesses, respectively. In September 2010, the Company elected to discontinue the operations of Hoku Fuel Cells; however, it will maintain ownership of its intellectual property, including its patents.  Accordingly, the results of operations of Hoku Fuel Cells for the three months ended June 30, 2010 have been reported as discontinued operations in the consolidated statements of operations.

(b)	Liquidity

The Company has incurred operating losses in recent years as the Company has redirected its efforts to focus on the development of its polysilicon and solar businesses.  The Company's current operating plan anticipates raising cash over the next year through a combination of debt and/or equity offerings and possibly new customer contracts to enable the continued construction of the Polysilicon Plant.  Tianwei New Energy Holdings Co., Ltd., or Tianwei, the Company’s majority shareholder has committed to provide the Company financial support for its ongoing operations, planned capital expenditures and debt service requirements until at least April 1, 2012.  In addition, Tianwei has provided standby letters of credit as collateral for the Company’s third party debt with a principal amount of $243 million at June 30, 2011.

Under the terms of all of the Company's supply agreements, the failure to deliver polysilicon by the stated delivery dates will allow the customers to terminate the supply agreements, require the repayments of the deposits under the agreements, which in the aggregate amount to $140 million at June 30, 2011, which in turn could result in an event of default under the Company's existing credit agreements with its third party lenders. The event of default under the Company's existing credit agreements could result in its lenders accelerating repayment of the Company's third party debt, which the Company does not have the wherewithal to repay. To the extent that the third party lenders accelerate repayment of the debt, Tianwei has provided a letter of commitment to the Company that it would not demand repayment from the Company until the original due dates of the third party credit agreement ranging from May 2012 through June 2016.

If the Company is unable to generate revenue or secure additional financing, the Company will be forced to curtail construction of the Polysilicon Plant.

(c)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, after elimination of significant intercompany amounts and transactions, and Hoku Solar Power I LLC, or Power I, because the Company has the controlling financial interest of Power I.  As of June 30, 2011, the total assets of Power I were $5.9 million, mainly comprised of cash, accounts receivable, and property, plant and equipment.  As of June 30, 2011, the total liabilities of Power I were $876,000, mainly comprised of accounts payable and accrued liabilities.  These balances are reflected in the consolidated financial statements with intercompany transactions eliminated.

(d)	Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles, or U.S. GAAP, requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, accounts receivable, the carrying amounts of property, plant and equipment and inventory, income taxes and the valuation of deferred tax assets and stock options. These estimates are based on historical facts and various other assumptions that the Company believes are reasonable.

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

The Company applies the percentage-of-completion method of revenue recognition for its PV system contracts for which it can make reasonably dependable estimates of costs. Under the percentage-of-completion method, revenue and related costs are deferred and subsequently recognized based on the progress of the installation and an estimate of remaining costs to complete the installation. Estimated losses on PV system contracts are recognized in the period in which those losses become evident. For contracts entered into prior to April 1, 2010, the Company recognized revenue under the completed contract method, in which revenue and related costs are deferred and then subsequently recognized only upon completion of the contract, for all contracts for which reasonably dependable estimates of costs are not available.

The Company entered the PV system installation business in fiscal year 2008.  Prior to April 1, 2010, due to the short period of time the Company was in the PV system installation business, the Company did not have the historical experience or the procedures in place to develop reasonably dependable estimates of costs and therefore utilized the completed contract method to record revenue for PV contracts.  Subsequent to this startup period, the Company has developed history and reliable processes and procedures of projecting and tracking contract fulfillment costs, in order to develop reasonably dependable estimates which are required to use the percentage of completion method.  In applying the percentage-of-completion method, the Company determines the percentage of contract completion on the basis of engineering, labor, subcontractor and other installation costs and excludes material and other non-installation contract costs which are not considered the primary cost determinants in gauging the progress of the PV system contract.  Revenue and related costs are recognized proportionately based on the completion percentage of each project and considering the current estimate of remaining costs required to complete the project.

Revenue from the sale of electricity generated from the Company’s PV systems is based on kilowatt usage and is recognized in accordance with its power purchase agreements, or PPAs.

The Company charges the appropriate Hawaii general excise tax to its customers.  The taxes collected from sales are excluded from revenue and recorded as a payable.

(f)	Cost of Uncompleted Contracts

Cost of uncompleted contracts represents costs incurred for services performed and/or materials used towards completing a customer contract. Based on the Company’s revenue recognition policy, the costs incurred for services and/or materials can be recognized as contract costs, and revenues are recognized based on the completion percentage of each contract after considering the costs incurred and current estimate of remaining costs to complete the installation. As of June 30, 2011 and March 31, 2011, costs of uncompleted contracts were approximately $345,000 and $128,000, respectively, related to PV system installation contracts.

(g)	Guarantees and Indemnifications

The Company has entered into PV system installation contracts which warrant the installation against defects in workmanship, generally for a period of one to five years from the date of installation.  There were no accruals for or expenses related to the warranties for any period presented.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in that capacity.  The term of the indemnification period is equal to the officer’s or director’s lifetime.  The Company has also entered into additional indemnification agreements with its officers and directors in connection with its initial public offering.  The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid.  The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2011 and March 31, 2011.

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

(h)	Reclassification

Certain amounts in the consolidated financial statements have been reclassified to conform to current period presentation. Specifically, in the consolidated statements of cash flows for the three month period ended June 30, 2010, the line items for purchases of and proceeds from maturities of short-term investments were removed to exclude activity for cash equivalents.

(2)	Fair Value of Assets and Liabilities

As of June 30, 2011 and March 31, 2011, the Company held the following assets that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of June 30, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents	$553	$553	$—	$—
Total assets measured at fair value	$553	$553	$—	$—

	Fair Value Measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,949	$1,949	$—	$—
Total assets measured at fair value	$1,949	$1,949	$—	$—

The interest rates of the Company’s credit agreements reset on a quarterly basis based on fluctuations in the LIBOR rate.  Accordingly, the fair value of the notes payable approximates the carrying value as of June 30, 2011 and March 31, 2011.

There were no assets or liabilities that are required to be measured at fair value on a non-recurring basis.

(3)    Property, Plant and Equipment

As of June 30, 2011 and March 31, 2011, property, plant and equipment consisted of the following:

	June 30, 2011	March 31, 2011
	(in thousands)
Construction in progress – Idaho plant and equipment	$494,090	$460,516
Electrical substation	17,983	17,983
PV solar systems	3,260	3,260
Production equipment	108	108
Office equipment and furniture	218	147
Automobile	158	165

	515,817	482,179
Less accumulated depreciation and amortization	(750)	(698)

Property, plant and equipment, net	$515,067	$481,481

In assessing the recoverability of its long-lived assets, the Company compared the carrying value to the undiscounted future cash flows the assets are expected to generate.  The Company did not record any impairment during the three month periods ended June 30, 2011 or 2010.

During the three month period ended June 30, 2010, the Company reduced the cost of the PV systems owned by Hoku Solar Power I by $2.3 million as a result of federal grants received under Section 1603 of the American Recovery and Reinvestment Act of 2009, which provides cash incentives for wind and solar project investments.

During the three month period ended June 30, 2011, the Company capitalized interest during construction of $9.7 million, comprised of interest charges of $7.9 million and amortization of discount and deferred financing costs of $1.8 million.  During the three month period ended June 30, 2010, the Company capitalized interest during construction of $2.3 million, comprised of interest charges of $814,000 and amortization of discount and deferred financing costs of $1.5 million.

(4)	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were comprised of the following:

	June 30, 2011	March 31, 2011
	(in thousands)
Accounts payable	$3,849	$13,720
Accrued liabilities	14,561	13,429
Total accounts payable and accrued liabilities	$18,410	$27,149

The following table summarizes the composition of accounts payable and accrued liabilities between capital and operating expenditures:

	June 30, 2011	March 31, 2011
	(in thousands)
Capital expenditures	$16,262	$26,072
Operating expenditures	2,148	1,077
Total accounts payable and accrued liabilities	$18,410	$27,149

The capital expenditures pertain primarily to the construction of the Polysilicon Plant and equipment additions related to the Polysilicon Plant.

(5)	Customer deposits

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

As of June 30, 2011 and March 31, 2011, the Company had $140.2 million related to prepayments received under its various polysilicon supply agreements.  In December 2009, the investment transaction with Tianwei was completed and the existing polysilicon supply agreements were amended such that $50.0 million of an aggregate of $79.0 million in secured prepayments previously paid by Tianwei to the Company was converted  into shares of the Company’s common stock.  The prepayments which are expected to be applied to deliveries after March 31, 2012 have been reflected in the consolidated balance sheets as long-term customer deposit.

Under the terms of the various long-term polysilicon supply agreements with its customers, the Company is generally required to refund these prepayments, in each case, if the customer terminates the respective supply agreement under certain circumstances, which generally include, but are not limited to, bankruptcy, failure to commence shipments of polysilicon by specified dates, repeated failure to deliver a specified quality of product, and/or failure to meet other milestones.  The Company did not commence delivery of polysilicon to Solargiga, SolarOne or Suntech in accordance with its agreements, which provided these customers with the right to terminate the agreements and require repayment of a $20.2 million, $49 million, and $2 million prepayment, respectively.  The Company has granted security interests to each of its customers in all of the Company’s tangible and intangible assets related to its polysilicon business to serve as collateral for the Company’s obligation to repay the remaining amount of each of its customer’s respective prepayments made as of the date of any termination that has not been applied to the purchase price of polysilicon previously delivered under the respective contract.  Such security interests are subordinated to bank financings.

The following is a summary of prepayments received as of June 30, 2011 and March 31, 2011:

Customer	June 30, 2011	March 31, 2011
	(in thousands)
Hanwha SolarOne, formerly Solarfun Power Hong Kong Ltd.	$49,000	$49,000
Tianwei New Energy (Chengdu) Wafer Co., Ltd.	29,000	29,000
Wealthy Rise International, Ltd. (Solargiga)	20,200	20,200
Jinko Solar Co., Ltd.	20,000	20,000
Shanghai Alex New Energy Co., Ltd.	20,000	20,000
Wuxi Suntech Power Co., Ltd.,	2,000	2,000
	$140,200	$140,200

Based on existing terms of the various long-term polysilicon supply agreements, the $140.2 million of customer prepayments would be credited against future product deliveries in the years ending June 30, 2012 through 2016 and thereafter as indicated in the following table.

Application of
Customer Deposits
Year ending June 30,	(in thousands)
2012	$8,611
2013	25,657
2014	26,156
2015	13,455
2016	34,967
Thereafter	31,354
$140,200

(6)   Notes Payable and Warrants

(a)	Notes Payable

China Merchants Bank – New York Branch
In May 2010, the Company entered into a $20.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (2.26% at June 30, 2011) or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by May 2012. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of June 30, 2011, the entire $20.0 million was outstanding.

In August 2010, the Company entered into two credit agreements with the New York branch of China Merchants Bank Co., Ltd. to borrow $10.0 million and $5.0 million.  The loans under these credit agreements are secured by standby letters of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (2.26% at June 30, 2011) or, if the Company elects, any portion of the loans that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by August 2012. The Company also entered into reimbursement agreements with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of June 30, 2011, the entire $15.0 million was outstanding.  In September 2010, the Company entered into a $10.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (2.25% at June 30, 2011) or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by September 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of June 30, 2011, the entire $10.0 million was outstanding.

In October 2010, the Company entered into a $13.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The Company received the entire $13.0 million under this credit agreement, which is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (2.30% at June 30, 2011) or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by October 2013.  The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of June 30, 2011, the entire $13.0 million was outstanding.

In December 2010, the Company entered into a $10.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The Company received the entire $10.0 million under this credit agreement, which is secured by cash collateral of 110% of the principal amount of the credit agreement in Renminbi provided by Tianwei.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (2.25% at June 30, 2011) or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by December 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with providing the cash collateral.  As of June 30, 2011, the entire $10.0 million was outstanding.

China Construction Bank – New York Branch
In June 2010, the Company entered into a $28.3 million credit agreement with the New York branch of China Construction Bank.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei and issued by the Sichuan branch of China Construction Bank in favor of the New York branch.  The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 1.875% (2.14% at June 30, 2011) or, if the Company elects, and if the bank agrees, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the highest “Prime Rate” as published in the “Money Rates” column of the Eastern Edition of the Wall Street Journal from time to time.  The principal amount and any unpaid interest thereon must be paid in full by June 2012. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of June 30, 2011, the entire $28.3 million was outstanding.

China Construction Bank – Singapore Branch
In October 2010, the Company entered into a $29.0 million credit agreement with the Singapore branch of China Construction Bank.  The Company received the entire $29.0 million under this credit agreement which is secured by standby letters of credit drawn by Tianwei in Chengdu, China and issued to China Construction Bank Corporation, Sichuan Branch in favor of China Construction Bank – Singapore Branch.   The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (2.27% at June 30, 2011).   The principal amount and any unpaid interest thereon must be paid in full by September 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit. As of June 30, 2011, the entire $29.0 million was outstanding.

Industrial and Commercial Bank of China – New York Branch
In December 2010, the Company entered into a $15.5 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd.  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $17.0 million.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.6% (2.85% at June 30, 2011).  The principal amount and any unpaid interest thereon must be paid in full by December 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of June 30, 2011, the entire $15.5 million was outstanding.

In January 2011, the Company entered into a $19.5 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd.  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $22.0 million.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.6% (2.89% at June 30, 2011).  The principal amount and any unpaid interest thereon must be paid in full by January 2014. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.   As of June 30, 2011, the entire $19.5 million was outstanding.

In April 2011, the Company entered into a $15.0 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd., New York Branch (the “Lender”).  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $16.5 million.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.7% (2.99% at June 30, 2011).  The principal amount of and any unpaid interest of the loan must be paid in full by April 6, 2014 or the tenth business day prior to the date on which the letter of credit expires or otherwise terminates, whichever is earlier.  The Company also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of June 30, 2011, the entire $15.0 million was outstanding.

In June 2011, the Company entered into a $24.7 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd., New York Branch (the “Lender”).  The loan is secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of not less than $30.1 million.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 3.8% (4.05% at June 30, 2011).  The principal amount of and any unpaid interest of the loan must be paid in full by June 2, 2016 or the tenth business day prior to the date on which the letter of credit expires or otherwise terminates, whichever is earlier.  The Company also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of June 30, 2011, the entire $24.7 million was outstanding.

CITIC Bank International Limited – New York Branch
On February 7, 2011, the Company entered into a $19.0 million credit agreement with the New York Branch of CITIC Bank International Limited.  The Company can receive up to $19.0 million of the loan which is secured by standby letters of credit issued by China Branch of CITIC Bank International Limited and procured by Tianwei in favor of CITIC Bank International Limited.  The loans will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.5% (2.81% at June 30, 2011).  The principal amount and any unpaid interest thereon must be paid in full by January 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.   The Company borrowed $8.9 million, $7.0 million and $2.0 million in May, March and February 2011, respectively.  As of June 30, 2011, $17.9 million was outstanding.

Bank of China – New York Branch
On February 25, 2011, the Company and its subsidiary Hoku Materials entered into a credit agreement with the New York Branch of Bank of China that provides for one or more revolving loans in an aggregate principal amount not to exceed the lesser of (i) $30.0 million or (ii) the aggregate amount of the letters of credit procured by Tianwei.  As of March 31, 2011, Tianwei has procured a letter of credit issued by the Sichuan Branch of Bank of China in favor of the lender.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.4% (2.65% at June 30, 2011).  The principal amount of the loans and any unpaid interest must be paid in full by the earlier of (i) February 25, 2014 or (ii) the 15th business day prior to the date on which the letters of credit expires or terminates.  The Company may prepay the loans, in whole or in part, at any time without penalty. The Company also entered into a reimbursement agreement with Tianwei pursuant to which it agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of June 30, 2011, $25.0 million was outstanding.  In July 2011, the Company received an additional $5.0 million under this credit agreement.

(b)	Related Party Notes Payable, net

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

The Company recorded approximately $1.2 million in transaction costs and $12.9 million of related fair value of the warrants as deferred costs of debt financing totaling $14.1 million.  Accordingly, $12.9 million was reclassified as a discount on the debt and $1.2 million was deferred as cost of debt financing.  The deferred cost of debt financing and discount on the debt will be amortized over the two year term of the $50.0 million in notes payable, using the effective interest method, and capitalized as construction in progress related to the polysilicon production facility.  As of June 30, 2011 and March 31, 2011, the carrying value of the $50.0 million in notes payable was $45.3 million and $43.6 million, respectively, net of the respective unamortized discounts of $4.7 million and $6.4 million.

Based on existing terms of the various credit agreements, the Company’s notes payable balances would be required to be repaid in the years ending June 30, 2012 through 2016 as indicated in the following table.

Year ending June 30,	(in thousands)
2012	$98,300
2013	32,963
2014	137,000
2015	–
2016	24,700
292,963
Unamortized discount	(4,728)
$288,235

Under the terms of all of the Company's supply agreements, the failure to deliver polysilicon by the stated delivery dates will allow the customers to terminate the supply agreements, require the repayments of the deposits under the agreements, which in turn could result in an event of default under the Company's existing credit agreements with its third-party lenders.  If the Company is determined to be in default, its lenders will have the right to declare the outstanding principal and unpaid interest thereon due and payable.  The third party credit agreements are all secured by standby letters of credit drawn by the Company's majority shareholder, Tianwei, as collateral. To the extent that the third party lenders accelerate repayment of the debt, Tianwei has provided a letter of commitment to the Company that it would not demand repayment from the Company until the original due dates of the third party credit agreements ranging from May 2012 to June 2016.

(7) Total Equity

Changes in total equity for the three month period ended June 30, 2011 were as follows (in thousands):

	Hoku Corporation Shareholders’ Equity
	Common		Additional Paid-In	Accum-ulated	Non-controlling	Total	Compre-hensive
	Stock	Warrant	Capital	Deficit	Interest	Equity	Loss
Balance as of March 31, 2011	$55	$12,884	$115,500	$(32,438)	$816	$96,817	—
Distributions to noncontrolling interest					(73)	(73)
Net income (loss)				(10,201)	20	(10,181)	(10,181)
Stock-based compensation			147			147
Issuance of warrant to Solargiga		1,385				1,385
Balance as of June 30, 2011	$55	$14,269	$115,647	$(42,639)	$763	$88,095	$(10,181)

In December 2009, as part of the financing agreement with Tianwei, the Company granted to Tianwei a warrant to purchase 10 million shares of the Company’s common stock.  The terms of the warrant include: (i) a per share exercise price equal to $2.52; (ii) an exercise period of seven years; and (iii) provision for a cashless, net-issue exercise.  The accounting of the warrant was based on the relative fair value of the shares issuable upon exercise of the warrant and calculated to be $12.9 million.  The fair value of the warrant was calculated using the Black-Scholes option pricing model.

In June 2011, as part of the amended supply agreement with Solargiga, the Company granted to Solargiga a warrant to purchase 1,196,581 shares of the Company’s common stock. The terms of the warrant include: (i) a per share exercise price equal to $2.75; (ii) a five year term; and (iii) immediately exercisable. The accounting of the warrant was based on the fair value of the warrant at the date of grant and was estimated to be $1.4 million, using the Black-Scholes option pricing model.  The issuance of the warrant is reflected in the Company’s statement of operations for the three month period ended June 30, 2011 as a non-cash operating expense.

(8) Income Taxes

Income taxes are accounted for under the asset and liability method, which establishes financial accounting and reporting standards for income taxes. The Company recognizes federal and state current tax liabilities based on its estimate of taxes payable to or refundable by each tax jurisdiction in the current fiscal year.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company records a valuation allowance to reduce deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company continues to provide a full valuation allowance against its net deferred tax assets as of June 30, 2011.

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

The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the denominator used in the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,
	2011	2010

Numerator:
Net loss attributable to Hoku Corporation	$(10,201)	$(2,682)
Denominator:
Weighted average shares of common stock (basic)	54,863,977	54,607,060

Effect of Dilutive Securities
Add:
Weighted average stock options	—	—

Weighted average shares of common stock (diluted)	54,863,977	54,607,060

Basic net loss per share attributable to Hoku Corporation	$(0.19)	$(0.05)

Diluted net loss per share attributable to Hoku Corporation	$(0.19)	$(0.05)

The basic weighted average shares of common stock for the three months ended June 30, 2011 and 2010 excludes unvested restricted shares of common stock.

During the three months ended June 30, 2011, potential dilutive securities included options to purchase 37,946 shares of common stock, at prices ranging from $0.15 to $0.38 per share.  During the three months ended June 30, 2010, potential dilutive securities included options to purchase 214,010 shares of common stock, at prices ranging from $0.075 to $2.75 per share. During the three month periods ended June 30, 2011 and 2010, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share, due to the Company’s net loss for all periods.

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

During the three months ended June 30, 2011, the Company made payments to S&W of $476,000, and as of June 30, 2011, the Company had paid S&W an aggregate amount of $60.6 million.

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

During the three months ended June 30, 2011, the Company made payments to JH Kelly of $23.6 million, and as of June 30, 2011, the Company had paid JH Kelly an aggregate amount of $207.7 million.

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

During the three months ended June 30, 2011, the Company made no payments to Dynamic, and as of June 30, 2011, the Company had paid Dynamic an aggregate amount of $8.4 million.

GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. The Company entered into a contract with GEC Graeber Engineering Consultants GmbH, or GEC, and MSA Apparatus Construction for Chemical Equipment Ltd., or MSA, for the purchase and sale of 16 polysilicon reactors and eight hydrogenation reactors for the production of polysilicon, and related engineering and installation services. Under the contract, the Company will pay up to a total of 20.9 million Euros for the reactors. The reactors are designed and engineered to produce approximately 2,000 metric tons of polysilicon per year. The term of the contract extends until the end of the first month after the expiration date of the warranty period, but may be terminated earlier under certain circumstances.

As of June 30, 2011, the Company received 16 polysilicon reactors and eight hydrogenation reactors, and related equipment from GEC and MSA, at the Polysilicon Plant, and all of these reactors have been assembled and put into place on the Polysilicon Plant’s production floor.

During the three months ended June 30, 2011, the Company made no payments to GEC and MSA and, as of June 30, 2011, the Company had paid GEC and MSA an aggregate amount of 19.0 million Euros or $26.7 million.

Idaho Power Company.  The Company entered into an agreement with Idaho Power Company, or Idaho Power, to complete the construction of the electric substation to provide power for the Polysilicon Plant, or the Idaho Power Agreement.  As of June 30, 2011, the Company had paid an aggregate amount of $18.0 million to Idaho Power. The electric substation was completed in August 2009, and the Company was able to use its power during the Company’s polysilicon product demonstration in April 2010.

The Company also entered into an Electric Service Agreement with Idaho Power, or the ESA, for the supply of electric power and energy to the Company for use in the Polysilicon Plant, subject to the approval of the Idaho Public Utilities Commission, or the PUC. The term of the ESA is four years, beginning in June 2009 and expiring in May 2013. During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to the Company at certain fixed rates, which are subject to change only by action of the PUC.  After the initial term of the ESA expires, either the Company or Idaho Power may terminate the ESA without prejudice.  If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to the Company.  As of June 30, 2011, the Company was contractually obligated to pay approximately $69.8 million to Idaho Power over the term of the ESA.

During the three months ended June 30, 2011, the Company made payments to Idaho Power of $5.8 million pursuant to the ESA.

Polymet Alloys, Inc. In November 2008, the Company entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to the Company for use at the Polysilicon Plant. In May 2009, the Company entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  The term of the Amended Polymet Agreement is three years, commencing in 2010. Each year during the term of the Amended Polymet Agreement, Polymet has agreed to sell to the Company no less than 65% of the Company’s annual silicon metal requirement.  Pricing is to be negotiated for each year of the Amended Polymet Agreement; however, if the parties are unable to agree on pricing for any year, or the Company has agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom the Company may seek to purchase silicon metal.  Either party may also terminate the Amended Polymet Agreement under certain circumstances, including a material breach by the other party that has not been cured within a specified cure period, or the other party’s voluntary or involuntary liquidation. As of June 30, 2011, the Company had not made any payments to Polymet.

PVA Tepla Danmark. In April 2008, the Company entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for the Polysilicon Plant. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to the Company’s end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total amount payable to PVA is approximately $6.0 million, which is payable in four installments, the first of which was made in August 2008. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.  In June 2011, the Company amended this agreement to restructure the payment terms with PVA as follows: (i) in July 2011, the Company paid $318,000; (ii) in July 2011, the Company delivered a letter of credit in the amount of $636,000; and (iii) upon the earlier of six months after the date of commissioning and December 31, 2011, the Company shall pay the amount of $318,000.

During the three months ended June 30, 2011, the Company made payments to PVA of $2.1 million, and as of June 30, 2011, the Company had paid PVA an aggregate amount of $6.0 million.

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

The aggregate net value of the TCS to be purchased under the amended agreement during the term is approximately $13.5 million. As of June 30, 2011, the Company paid Evonik an aggregate amount of $100,000.

If the Company is unable to secure additional financing to complete the construction of the Polysilicon Plant, the Company would need to curtail construction of the Polysilicon Plant.  If the Company elects to curtail construction, it would not be able to produce its own polysilicon to meet the delivery requirements under certain polysilicon agreements.  The Company was required to make polysilicon deliveries beginning in June.  The Company did not make any shipments by June 30, 2011, and is in discussions with its customers regarding a possible amendment of the agreement.  During fiscal 2012, the Company estimates that it may need to purchase between 1,000 to 1,500 metric tons of polysilicon to meet the minimum delivery requirements of its polysilicon contracts.  The revenue from the 1,000 to 1,500 metric tons that the Company may need to deliver during fiscal 2012 may result in a loss on the subsequent sale of polysilicon under the current polysilicon agreements.  As of August 2011, the Company has not entered into any agreements to purchase polysilicon.

(11)	Operating Segments

Operating segments are components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is made up of the Chief Executive Officer, President, Chief Financial Officer, Chief Strategy Officer and the President of Hoku Materials.  The chief operating decision-making group manages the profitability, cash flows, and assets of each segment’s various product or service lines and businesses.  The Company has two operating business units: Hoku Solar and Hoku Materials. Hoku Solar installs PV systems and Hoku Materials will manufacture polysilicon for resale.  A description of the products for each business unit is described in Note 1 of the Consolidated Financial Statements.

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Revenue:
Hoku Solar	$485	$919
Hoku Materials	–	11

Total consolidated revenue	$485	$930

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Income (loss) from operations:
Hoku Solar	$(179)	$83
Hoku Materials	(10,002)	(2,924)

Total consolidated loss from operations	$(10,181)	$(2,841)

The reconciliation of segment operating results to the Company’s consolidated totals was as follows:

	Three Months Ended June 30,
	2011	2010
	(in thousands)
Consolidated loss from operations	$(10,181)	$(2,841)
Interest and other income	–	187
Net loss (income) attributable to noncontrolling interest	(20)	(28)

Net loss attributable to Hoku Corporation	$(10,201)	$(2,682)

The Company allocates its assets to its business units based on the primary business units benefiting from the assets.  Unallocated assets are composed primarily of cash and cash equivalents and short-term investments.  Capital additions for the Hoku Materials business unit primarily relate to construction in progress.

	June 30, 2011	March 31, 2011
Identifiable assets:	(in thousands)
Hoku Solar	$4,647	$4,356
Hoku Materials	530,171	497,337
Unallocated assets	1,124	900

	$535,942	$502,593

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and with our financial statements and notes thereto for the fiscal year ended March 31, 2011, contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 15, 2011.

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

In September 2010, we elected to discontinue the operations of Hoku Fuel Cells.  However, we will maintain ownership of its intellectual property including patents.  Accordingly, the results of operations of Hoku Fuel Cells for the three months ended June 30, 2010 have been reported as discontinued operations in the consolidated statements of operations.

Hoku Materials

Construction Update

Hoku Materials was incorporated to manufacture polysilicon, a key material used in PV modules. In May 2007, we commenced construction of our planned Polysilicon Plant which would be capable of producing up to 4,000 metric tons of polysilicon per year. We previously estimated the total cost for construction of approximately $410 million; however, we have determined that the total costs will be greater than our previous estimates.   Based on recent construction progress and discussions with our vendors, we now expect to incur approximately $600 million of costs before we can commence operation of the first 2,500 metric tons of production capacity.  We also expect to invest up to an additional $100 million to complete the second phase of construction, which will add an additional 1,500 metric tons of manufacturing capacity, and allow us to complete our planned on-site trichlorosilane, or TCS, plant.  Thus, our revised estimate for the full, planned 4,000 metric ton plant is now approximately $700 million.

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

We received 16 Siemens-process reactors at the Polysilicon Plant and in April 2010 successfully produced polysilicon using two of the reactors. We produced the material after completing a comprehensive system commissioning protocol, which culminated in deposition runs in a select number of our installed polysilicon reactors. The primary purpose of the testing was to confirm system integrity and validate operating procedures.

Contingent on securing additional financing, we expect to commission our reactors capable of producing 2,500 metric tons of polysilicon per annum and begin our first commercial shipment in the second half of calendar year 2011.  We intend to ramp-up production throughout calendar year 2012, during which we expect to reach full production capability.

In order to avoid price adjustments and/or breaching our supply contracts, we may purchase polysilicon from third parties if we do not produce sufficient amounts to meet our customer obligations.   We estimate that we will need to purchase between 1,000 to 1,500 metric tons of polysilicon during fiscal 2012 to avoid any breaches of our contracts.  As of June 30, 2011, we have not entered into any agreements to purchase polysilicon and the current spot market prices are significantly greater than the prices at which our customers will be obligated to pay us.

During the three months ended June 30, 2011 Hoku Materials incurred an operating loss of $10.0 million, which mainly consisted of payroll, including stock compensation, professional fees and payments made to Idaho Power pursuant to the Electric Service Agreement.  In addition, as of June 30, 2011, Hoku Materials has capitalized $512.1 million related to construction costs for the Polysilicon Plant and had received $140.2 million in customer deposits as prepayments under long-term polysilicon supply agreements.

Financing Update

During the three months ended June 30, 2011, we obtained an aggregate of $39.7 million of debt financing through two credit agreements with the New York Branch of Industrial and Commercial Bank of China, Ltd., New York Branch to support our operations.   Both of these credit agreements are secured by letters of credit provided by our majority stockholder, Tianwei New Energy Holding Co. Ltd., or Tianwei.  In addition, as of June 30, 2011, we are also expecting an additional $8.2 million in customer prepayments from our existing customers, which are payable on polysilicon delivery milestones.  As of June 30, 2011, we have funded approximately $495.7 million of our Polysilicon Plant.  The following describes in more detail the terms of our outstanding credit agreements as of June 30, 2011:

China Merchants Bank – New York Branch

In May 2010, we entered into a $20.0 million credit agreement with the New York branch of China Merchants Bank.  We borrowed the entire $20.0 million in May 2010 and this principal amount of the loan and any unpaid interest must be paid in full two years after the effective date of the credit agreement.  We may prepay the loan at any time without penalty.  Funds provided pursuant to the credit agreement are for general corporate purposes, including capital expenditures related to the Polysilicon Plant.  The loan under the credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if we elect, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by May 2012. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of June 30, 2011, the entire $20.0 million was outstanding.

In August 2010, we entered into two credit agreements with the New York branch of China Merchants Bank Co., Ltd. to borrow $10 million and $5 million.  The loans under these credit agreements are secured by standby letters of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if we elect, any portion of the loans that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by August 2012. We entered into reimbursement agreements with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of June 30, 2011 the entire $15.0 million was outstanding.

In September 2010, we entered into a $10.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if we elect, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by September 2013. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of June 30, 2011, the entire $10.0 million was outstanding.

In October 2010, we entered into a $13.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  We received $13.0 million under this credit agreement, which is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if we elect, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by October 2013.  We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.   As of June 30, 2011 the entire $13.0 million was outstanding.

In December 2010, we entered into a $10.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  We received the entire $10.0 million under this credit agreement, which is secured by cash collateral of 110% of the principal amount of the credit agreement in Renminbi provided by Tianwei.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by December 2013. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with providing the cash collateral.  As of June 30, 2011 the entire $10.0 million was outstanding.

China Construction Bank – New York Branch

In June 2010, we entered into a $28.3 million credit agreement with the New York branch of China Construction Bank.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei and issued by the Sichuan branch of China Construction Bank in favor of the New York branch.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 1.875% or, if the Company elects, and if the bank agrees, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the highest “Prime Rate” as published in the “Money Rates” column of the Eastern Edition of the Wall Street Journal from time to time.  The principal amount and any unpaid interest thereon must be paid in full by June 2012. We also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of June 30, 2011 the entire $28.3 million was outstanding.

China Construction Bank – Singapore Branch

In October 2010, we entered into a $29.0 million credit agreement with the Singapore branch of China Construction Bank.  The Company received the entire $29.0 million under this credit agreement which is secured by standby letters of credit drawn by Tianwei in Chengdu, China and issued to China Construction Bank Corporation, Sichuan Branch in favor of China Construction Bank – Singapore Branch.   The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2%.   The principal amount and any unpaid interest thereon must be paid in full by October 2013. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit. As of June 30, 2011, the entire $29.0 million was outstanding.

Industrial and Commercial Bank of China – New York Branch

In December 2010, we entered into a $15.5 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd.  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate availability of $17.0 million.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.6%.  The principal amount and any unpaid interest thereon must be paid in full by December 2013. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit. As of June 30, 2011, the entire $15.5 million was outstanding.

In January 2011, we entered into a $19.5 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd.  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $22.0 million.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.6%.  The principal amount and any unpaid interest of the loans must be paid in full by January 2014. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of June 30, 2011, the entire $19.5 million was outstanding.

In April 2011, we entered into a $15.0 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd., New York Branch (the “Lender”).  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $16.5 million.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.7%.  The principal amount of and any unpaid interest of the loan must be paid in full by April 6, 2014 or the tenth business day prior to the date on which the letter of credit expires or otherwise terminates, whichever is earlier.  We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of June 30, 2011, the entire $15.0 million was outstanding.

In June 2011, we entered into a $24.7 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd., New York Branch (the “Lender”).  The loan is secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $30.1 million.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 3.8%.  The principal amount of and any unpaid interest of the loan must be paid in full by June 2, 2016 or the tenth business day prior to the date on which the letter of credit expires or otherwise terminates, whichever is earlier.  We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of June 30, 2011, the entire $24.7 million was outstanding.

CITIC Bank International Limited – New York Branch

On February 7, 2011, we entered into a $19.0 million credit agreement with the New York Branch of CITIC Bank International Limited.  The loan is secured by standby letters of credit issued by China Branch of CITIC Bank International Limited and procured by Tianwei in favor of CITIC Bank International Limited.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.5%.  The principal amount and any unpaid interest thereon must be paid in full by the earlier of (i) February 4, 2013 or (ii) the 15th business day prior to the date on which the first letter of credit expires or terminates. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of June 30, 2011, $17.9 million was outstanding under this loan.

Bank of China, New York Branch

On February 25, 2011, we and our subsidiary Hoku Materials entered into a credit agreement with the New York Branch of Bank of China that provides for one or more revolving loans in an aggregate principal amount not to exceed the lesser of (i) $30.0 million or (ii) the aggregate amount of the letters of credit procured by Tianwei.  As of June 30, 2011, Tianwei has procured a letter of credit issued by the Sichuan Branch of Bank of China in favor of the lender.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.4%.  The principal amount of the loans and any unpaid interest must be paid in full by the earlier of (i) February 25, 2014 or (ii) the 15th business day prior to the date on which the letters of credit expires or terminates.  We may prepay the loans, in whole or in part, at any time without penalty. We also entered into a reimbursement agreement with Tianwei pursuant to which we agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of June 30, 2011, $25.0 million was outstanding under this loan. In July 2011, we received an additional $5.0 million under this credit agreement.

As of June 30, 2011, we are also expecting an additional $8.2 million in customer prepayments from our existing customers, which are payable on polysilicon delivery milestones.  We will need to raise additional capital to complete construction and meet our working capital needs.  We plan on raising this money through one or more subsequent debt and/or equity offerings and possibly prepayments from new customer contracts.  Tianwei has also committed to assist us in obtaining additional financing that may be required by us to construct and operate the Polysilicon Plant with the understanding that it will receive fair compensation for the financial services it provides us. We cannot be certain that we will reach an agreement with Tianwei regarding the amount or method of compensation, which could affect Tianwei's willingness to continue to assist us in obtaining necessary additional financing.

In addition, we are in discussions with our other customers, including Wuxi Suntech Power Co., Ltd., Tianwei New Energy (Chengdu) Wafer Co., Ltd., regarding the extension of delivery dates that began in June 2011 in our supply agreements.  Under the terms of all of our supply agreements, the failure to deliver polysilicon by the stated delivery dates will allow the customers to terminate the supply agreements, require the repayments of the deposits under the agreements, which in the aggregate amount to $140 million, which in turn could result in an event of default under our existing credit agreements with our third-party lenders.  The event of default under our existing credit agreements could result in our lenders accelerating repayment of our third-party debt, which we do not have the ability to repay.  The third-party credit agreements are all secured by standby letters of credit drawn by our majority shareholder, Tianwei, as collateral.  To the extent that the third-party lenders accelerate repayment of the debt, Tianwei has provided a letter of commitment to us that it would not demand repayment from us until the original due dates of the third party credit agreements ranging from May 2012 through June 2016.

Polysilicon Supply Agreement Updates

Wuxi Suntech Power Co. Ltd.   In June 2007, we entered into a fixed price, fixed volume supply agreement with Wuxi Suntech Power Co., Ltd., or Suntech, for the sale and delivery of polysilicon. The supply agreement was subsequently amended in June 2010, pursuant to which we revised the first delivery of polysilicon products to Suntech in June 2011, and Suntech waived certain milestones required under the agreement. We also agreed to waive our right to prepayment of an additional $30.0 million, and Suntech may terminate the $30.0 million stand-by letter of credit previously issued by a bank in China.  The term of the agreement was shortened to one year and pricing was fixed for the term of the agreement.  The agreement will automatically renew with the same terms unless either party terminates the agreement.  We did not make any shipments to Suntech in June 2011 and we are in discussion with Suntech regarding a possible amendment of the agreement.

Upon Suntech’s termination of the agreement under certain circumstances, we are required to refund to Suntech all prepayments, which were $2.0 million as of June 30, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement for cause by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Pursuant to the agreement, we granted to Suntech a security interest in all of our tangible and intangible assets related to our polysilicon business.  This security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the Polysilicon Plant.

Hanwha SolarOne, formerly Solarfun Power Hong Kong Limited.  In November 2007, we entered into a fixed price, fixed volume supply agreement with Hanwha SolarOne, or SolarOne, formerly known as Solarfun Power Hong Kong Limited, a subsidiary of Solarfun Power Holdings Co., Ltd., for the sale of polysilicon.  As of June 30, 2011, SolarOne has paid to us $49.0 million as a prepayment for future polysilicon product deliveries, and it is obligated to pay us an additional $6.0 million in prepayments.

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

Upon SolarOne’s termination of the agreement under certain circumstances, we are required to refund to SolarOne all prepayments made as of the date of termination, which were $49.0 million as of June 30, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Pursuant to our agreement with SolarOne, we also granted to SolarOne a security interest in all of our tangible and intangible assets related to our polysilicon business.  This security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the Polysilicon Plant.

Jinko Solar Co., Ltd.

In July 2008, we entered into a supply agreement with Jinko Solar Co., Ltd., formerly known as Jiangxi Jinko Solar Co., Ltd., or Jinko, for the sale and delivery of polysilicon.  In December 2010, we amended the supply agreement under which we will sell approximately 1,800 metric tons of polysilicon over a nine-year term.  The pricing under the agreement was adjusted such that it is fixed for the first five years and thereafter will vary from year to year based on market pricing and negotiations between us and Jinko.  The fixed pricing for the first five years of the supply agreement was a few dollars above the long-term contract prices then prevailing in the market and below the spot prices by a dollar amount that is in the low double digits.  We also agreed that the initial delivery date to avoid breach and termination would be extended to August 31, 2011.  We do not anticipate making any shipments to Jinko by August 2011, and we are in discussions with Jinko regarding a possible amendment of the agreement.  As of June 30, 2011, Jinko has paid us a total cash deposit of $20.0 million as prepayment for future product deliveries.

Pursuant to the agreement, we have granted to Jinko a security interest in all of our tangible and intangible assets related to our polysilicon business.  This security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the Polysilicon Plant.

Tianwei New Energy (Chengdu) Wafer Co., Ltd. In fiscal 2009, we entered into two fixed price, fixed volume supply agreements with Tianwei New Energy (Chengdu) Wafer Co., Ltd., or Tianwei Wafer, for the sale and delivery of polysilicon. In December 2009, we amended the agreements pursuant to which we converted $50.0 million of the total $79.0 million of prepayments previously paid into shares of our common stock and reduced the price at which Tianwei Wafer purchases polysilicon by approximately 11% per year.  The amount of polysilicon to be delivered remains unchanged and Tianwei Wafer is required to pay us an additional $2.0 million in prepayments; however, the total revenue for the polysilicon to be sold by us to Tianwei Wafer has been modified such that up to approximately $418.0 million may be payable to us during the ten-year term (exclusive of amounts Tianwei Wafer may purchase pursuant to its right of first refusal), subject to acceptance of product deliveries and other conditions.  Our failure to commence shipments of polysilicon by June 2011 constituted a material breach by us under the terms of the agreement, among other circumstances.  However, in June 2011, Tianwei Wafer agreed that we are not required to commence shipments of polysilicon in the calendar year 2012 unless there is excess product available beyond our current customer commitment.

Upon Tianwei Wafer’s termination of the agreements under certain circumstances, we are required to refund to Tianwei Wafer the $29.0 million in prepayments made as of June 30, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreements.  Upon a termination of the agreements by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreements.

Pursuant to the agreements, we granted to Tianwei Wafer a security interest in all of our tangible and intangible assets related to our polysilicon business.  This security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the polysilicon production facility.

Wealthy Rise International, Ltd.   In September 2008, we entered into a fixed price, fixed volume 10-year supply agreement with Wealthy Rise International, Ltd., a wholly owned subsidiary of Solargiga Energy Holdings, Ltd., or Solargiga, for the sale of polysilicon.  In March 2010, we amended the agreement pursuant to which we agreed to sell to Solargiga specified volumes of polysilicon at a predetermined price over a three-year period beginning in calendar year 2011, subject to product deliveries and other conditions.   In June 2011, we amended the agreement pursuant to which we agreed to sell to Solargiga specified volumes of polysilicon at a predetermined price over a five-year period beginning in fiscal 2013, subject to product deliveries and other conditions.  The fixed pricing in this agreement was at the level of long-term contract prices prevailing in the market at the time of this amendment and below the spot prices by a dollar amount that is in the low double digits.  The pricing for the last two years of the five-year term may be adjusted based on market prices of polysilicon and negotiations between us and Solargiga. The aggregate amount that may be paid to us over the five-year term is $92.8 million, assuming no such pricing adjustment in the last two years occurs and without taking into account the prepayments already received by us. The amendment also extended the date by which we were obligated to commence shipments of polysilicon from May 2011 to May 2012.  We also granted to Solargiga a warrant to purchase 1,196,581 shares of our common stock. The terms of the warrant include: (i) a per share exercise price equal to $2.75; (ii) a five year term; and (iii) immediately exercisable.  The accounting of the warrant was based on the fair value of the warrant at the date of grant and was estimated to be $1.4 million, using the Black-Scholes option pricing model.

Solargiga has the right to terminate the amended agreement and recover any prepayments made if we have not commenced polysilicon shipments by September 30, 2012.  Pursuant to the agreement, Solargiga was obligated to pay us additional prepayments in the aggregate amount of $13.2 million that was payable in four increments of $3.3 million in each of April, June, August and October 2010, and a final prepayment of $200,000 upon Solargiga’s receipt of certain aggregate volumes of polysilicon product from us.  We received all four prepayments from Solargiga of $13.2 million.

Upon Solargiga’s termination of the agreement under certain circumstances, we are required to refund to Solargiga all prepayments made as of the date of termination, which were $20.2 million as of June 30, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Pursuant to the agreement, we have granted to Solargiga a security interest in all of our tangible and intangible assets related to our polysilicon business.  This security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the Polysilicon Plant.

Shanghai Alex New Energy Co., Ltd. In February 2009, we entered into a supply agreement with Shanghai Alex New Energy Co., Ltd., or Alex, for the sale and delivery of polysilicon.  In January 2011, we entered into Amendment No. 2 to Supply Agreement with Alex, or Amendment No. 2, which provides for a pricing adjustment such that pricing is fixed for the first three years and thereafter will vary from year to year based on market pricing and negotiations between us and Alex.  The fixed pricing for the first three years of the supply agreement was at the level of the long-term contract prices prevailing in the market at the time of the amendment and below the spot prices by a dollar amount that is in the low double digits.  Under Amendment No. 2, we have an obligation to use commercially reasonable efforts to make our first shipment to Alex by March 31, 2011, and if we did not do so within a certain number of days after the scheduled delivery date, we would provide Alex with a purchase price adjustment. As of March 31, 2011, we did not make our first shipment and as a result the purchase price was adjusted accordingly. Furthermore, if we have not made our initial shipment of product on or before September 30, 2011, Alex will have the right to terminate the Agreement.  We are in discussions with Alex regarding a possible amendment to the supply agreement.

Upon Alex’s termination of the agreement under certain circumstances, we are required to refund to Alex all prepayments made as of the date of termination, which were $20.0 million as of June 30, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

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

During the three months ended June 30, 2011, Hoku Solar recognized an operating loss of $179,000 from its PV system installations and sale of electricity to the Hawaii State Department of Transportation.

Financial Operations Review

During the quarter ended June 30, 2011, we derived all of our revenue through PV system installation, resale of PV modules, and ancillary services related to Hoku Solar. We expect that all of our revenue will be derived through PV system installations, resale of PV modules, and the sale of electricity until the first half of fiscal 2012, when Hoku Materials is expected to generate revenue through the sale of polysilicon manufactured at our planned polysilicon production facility in Pocatello, Idaho.

During the three months ended June 30, 2011, our revenue was $485,000, comprised of PV system installations, the resale of PV modules, and the sale of electricity.

Consolidated Results of Operations

The following analysis of the unaudited consolidated financial condition and results of operations of Hoku Corporation and its subsidiaries should be read in conjunction with the consolidated financial statements and the related notes thereto in this Quarterly Report on Form 10-Q.

Comparison of Three Months Ended June 30, 2011 and 2010

Revenue. Revenue was $485,000 for the three months ended June 30, 2011, compared to $930,000 for the same period in fiscal 2011.  Revenue in both periods was primarily comprised of PV system installations, the resale of PV modules and related services.

Cost of Revenue. Cost of revenue was $343,000 for the three months ended June 30, 2011, compared to $565,000 for the same period in fiscal 2011. Cost of revenue primarily consisted of employee compensation and supplies and materials for the PV system installation, PV modules and related services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $10.3 million for the three months ended June 30, 2011, compared to $3.2 million for the same period in fiscal 2011.  The increase of $7.1 million was primarily due to electricity costs related to the construction of the Polysilicon Plant of $4.8 million, the issuance of a warrant to Solargiga of $1.4 million, and an increase in payroll expense of $1.3 million, which include bonuses and stock compensation.  In addition, the increase in expense included costs related to rent primarily for corporate, warehouse and storage facilities of $186,000 and office supplies and equipment of $103,000.  There higher expenses were offset by a $743,000 decrease in costs related to the initial polysilicon production demonstration completed in April 2010.

Interest and Other Income/(Loss). Interest and other income was $187,000 for the three months ended June 30, 2010.  Interest and other income for the three months ended June 30, 2010 was primarily composed of a foreign currency transaction gain of $177,000 related to Euro-based invoices and the reversal of prior accruals for general excise tax reserves due to statute limitations of $9,000.

Liquidity and Capital Resources

We have incurred significant net losses since inception and we have relied on our ability to fund our operations principally through borrowings under credit agreements, prepayments on long-term polysilicon contracts and registered and unregistered offerings of our securities. Even if we are successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and our existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), we will still need to seek additional financing to complete our Polysilicon Plant. As of June 30, 2011, we had cash and cash equivalents on hand of $17.9 million and current liabilities of $121.6 million.

Tianwei, our majority shareholder has committed to provide us financial support for our ongoing operations, planned capital expenditures and debt service requirements until at least April 1, 2012.  In addition, Tianwei has provided standby letters of credit as collateral for our third-party debt with a principal amount of $243 million as of June 30, 2011.

Under the terms of all of our supply agreements, the failure to deliver polysilicon by the stated delivery dates will allow the customers to terminate the supply agreements, require the repayments of the deposits under the agreements, which in the aggregate amount to $140 million as of June 30, 2011, which in turn could result in an event of default under our existing credit agreements with third party lenders.  The event of default under our existing credit agreements could result in our lenders accelerating repayment of our third-party debt, which we do not have the resources to repay.  To the extent that the third-party lenders accelerate repayment of the debt, Tianwei has provided a letter of commitment to us that it would not demand repayment from us until the original due dates of the third-party credit agreement ranging from May 2012 through June 2016.

As of June 30, 2011, we obtained an aggregate of $243 million of debt financing through 14 credit agreements to support our operations.  In July 2011, we also borrowed $5.0 million on our credit agreement with the New York Branch of Bank of China.  All of these credit agreements are secured by letters of credit provided by our majority stockholder, Tianwei New Energy Holding Co. Ltd., or Tianwei.  For a detailed description of these credit agreements, see “Hoku Materials—Financing Update—Overview.” In addition, as of June 30, 2011, we are expecting an additional $8.2 million in customer prepayments from our existing customers, which are payable on polysilicon delivery milestones.  As of June 30, 2011, we have funded approximately $495.7 million of our Polysilicon Plant.  We estimate that we still need to raise at least an additional $185 million to complete the construction of the Polysilicon Plant based upon our current estimate of $700 million to complete construction.

We expect to complete the construction of the 2,500 metric ton per year plant, or Phase I, through the use of our available cash, loan proceeds received from credit agreements and debt supported by Tianwei.  Tianwei has committed to assist us in obtaining additional financing for any additional construction costs necessary to complete Phase I, for working capital needs and to purchase polysilicon from third parties to meet our upcoming commitments with the understanding that it will receive fair compensation for the financial services it provides us. We cannot be certain that we will reach an agreement with Tianwei regarding the appropriate compensation for Tianwei which could affect Tianwei's willingness to continue to assist us in obtaining necessary additional financing.

Once Phase I is completed, we expect to receive an additional $8.2 million in customer prepayments from our existing customers upon reaching certain polysilicon milestones.  We expect to use the prepayments to help fund the construction costs to ramp-up to polysilicon production of 4,000 metric tons per year.  We plan on raising the remaining costs to complete our Polysilicon Plant and working capital needs through debt and/or equity offerings and possibly prepayments from new customer contracts.  Tianwei has also committed to assist us in obtaining additional financing that may be required by us to construct and operate the Polysilicon Plant. There is no guarantee that we will be able to obtain additional financing in terms acceptable to us or at all, even with the assistance of Tianwei.  Tianwei has committed to provide us financial support for our ongoing operations, planned capital expenditures and debt service requirements until at least April 1, 2012.  Furthermore, any significant increase in the cost to complete the Polysilicon Plant could have a material adverse effect on our business, financial condition and results of operations.

The additional capital we have secured since the beginning of fiscal year 2011 has enabled us to settle accounts payable and accrued capital expenditures, and is providing us with the necessary capital to sustain operations.  In addition, we are reserving adequate funding for the purchase of third-party polysilicon to meet our contractual obligations with our polysilicon customers, beginning in August 2011, and for interest and other financing costs related to our loans.  However, the amount we have secured is not sufficient to complete construction of the Polysilicon Plant, and should there be delays in securing additional financing, we may need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  If we are unable to secure additional financing or structure credit terms with our vendors that are favorable to us, we may also need to curtail construction of the Polysilicon Plant.  If we have to curtail construction, our excess capital would primarily be used to reduce our current liabilities, purchase of third-party polysilicon and for working capital needs. Tianwei has committed to assist us in obtaining additional financing for working capital needs and to purchase polysilicon from third-parties to meet our upcoming commitments with the understanding that it will receive fair compensation for the financial services it provides us.

Net Cash Used In Operating Activities.   Net cash used in operating activities was $7.4 million and $1.2 million for the three months ended June 30, 2011 and 2010, respectively. Net cash used in operating activities for the three months ended June 30, 2011 primarily reflects the net loss of $10.2 million which resulted in a cash deficit of $8.6  million when adjusted for noncash operating activities.  The cash deficit was offset by net cash inflows from working capital of $1.1 million, primarily from increases in accounts payable and accrued operating expenditures and deferred revenue.  In comparison, net cash used in operating activities for the three months ended June 30, 2010 primarily reflected the net loss of $2.7 million which resulted in a cash deficit of $2.3 million when adjusted for noncash operating activities. The cash deficit was offset by net cash inflows from working capital of $1.0 million, primarily from decreases in inventory and other current assets and increases in accounts payable and accrued operating expenditures and deferred revenue.

We had a working capital deficit of $101 million and $33 million as of June 30, 2011 and March 31, 2011, respectively.  The working capital deficits reflect the current portion of notes payable that are due within one year, the increased deployment of funds to construct the Polysilicon Plant in Idaho and the Company’s net losses.  In addition, $8.6 million and $25.3 million of deposits from long-term polysilicon contracts were classified as short-term liabilities as of June 30, 2011 and March 31, 2011, respectively, to reflect the prepayments that apply to the product deliveries that are scheduled to ship within one year.

Net Cash Used In Investing Activities.   Net cash used in investing activities was $41.6 million for the three months ended June 30, 2011, compared to $21.3 million for the same period in fiscal 2011. The net cash used in investing activities in both periods was primarily related to the continuing construction of the Polysilicon Plant.

Net Cash Provided By Financing Activities.   Net cash provided by financing activities was $48.6 million for the three months ended June 30, 2011, compared to $23.9 million for the same period in fiscal 2011. The net cash provided by financing activities during the three months ended June 30, 2011 was primarily due to loan proceeds received from Industrial and Commercial Bank of China, New York Branch of $39.7 million, and loan proceeds received from the New York Branch of CITIC Bank International Limited of $8.9 million.  The net cash provided by financing activities during the three months ended June 30, 2010 was primarily due to loan proceeds from China Merchant Bank of $20.0 million and deposits received under polysilicon supply agreements of $6.6 million, offset by cash distributions to the minority investor of Hoku Solar Power I of $2.6 million.

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

We expect to complete the construction of the 2,500 metric ton per year plant, or Phase I, through the use of our available cash and loan proceeds and through additional debt supported by Tianwei.  Tianwei has committed to assist us in obtaining additional financing for any additional construction costs necessary to complete Phase I, for working capital needs and to purchase polysilicon from third-parties to meet our upcoming commitments with the understanding that it will receive fair compensation for the financial services it provides us.  We cannot be certain that we will reach an agreement with Tianwei regarding the appropriate compensation for Tianwei which could affect Tianwei's willingness to continue to assist us in obtaining necessary additional financing.

Once Phase I is completed, we expect to receive an additional $8.2 million in customer prepayments from our existing customers upon reaching certain polysilicon milestones.  We expect to use the prepayments to help fund the construction costs to ramp-up to polysilicon production of 4,000 metric tons per year.  We plan on raising the remaining costs to complete our Polysilicon Plant and working capital needs through debt and/or equity offerings and possibly prepayments from new customer contracts.  Tianwei has also committed to assist us in obtaining additional financing that may be required by us to construct and operate the Polysilicon Plant. There is no guarantee that we will be able to obtain additional financing in terms acceptable to us or at all, even with the assistance of Tianwei.. There is no guarantee that we will be able to obtain additional financing in terms acceptable to us or at all, even with the assistance of Tianwei.  Furthermore, any significant increase in the cost to complete the Polysilicon Plant could have a material adverse effect on our business, financial condition and results of operations.

The amount we have secured is not sufficient to complete construction of the Polysilicon Plant, and should there be delays in securing additional financing, we may need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  If we are unable to secure additional financing or structure credit terms with our vendors that are favorable to us, we would also need to curtail construction of the Polysilicon Plant in the fourth quarter of fiscal 2011.  If we have to curtail construction, our excess capital would primarily be used for interest and other financing costs related to our loans, reduce our current liabilities, purchase of third-party polysilicon and for working capital needs.

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

Contractual Obligations

The following table summarizes the contractual obligations that existed at June 30, 2011. The amounts in the table below do not include time and materials contracts and, incentive payments. In addition, the GEC Graeber Engineering Consultants GmbH, and MSA Apparatus Construction for Chemical Equipment, Ltd. contract for the purchase and sale of hydrogen reduction reactors and hydrogenation reactors is to be paid in Euros and the contractual obligation is determined based on the Euro/U.S. dollar exchange rate, which was $1.439/Euro as of June 30, 2011.

	Payment due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Construction in progress	$7,264	7,264	—	—	—
Equipment purchases	8,300	8,300	—	—	—
Supply purchases	77,310	30,237	47,073	—	—
Leases	530	155	310	65	—
Customer deposits	140,200	8,611	51,813	48,422	31,354

Total	$233,604	54,567	99,196	48,487	31,354

City of Pocatello. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, Idaho, for approximately 67 acres of land and, in May 2007, the City of Pocatello approved an ordinance that authorizes the Pocatello Development Authority to provide us certain tax incentives related to certain necessary infrastructure costs we incur in the construction and operation of our Polysilicon Plant. In May 2009, we entered into an Economic Development Agreement, or the EDA Agreement, with the Pocatello Development Authority, or PDA, pursuant to which PDA agreed to reimburse to us amounts we actually incur in making certain infrastructure improvements consistent with the North Portneuf Urban Renewal Area and Revenue Allocation District Improvement Plan and the Idaho Urban Renewal Law, or the Infrastructure Reimbursement, and an additional amount as reimbursement for and based on the number of full time employee equivalents we create and maintain, or the Employment Reimbursement, at the Polysilicon Plant.  The parties agreed that (a) the Infrastructure Reimbursement will be an amount that is equal to 95% of the tax increment payments PDA actually collects on the North Portneuf Tax Increment Financing District with respect to our real and personal property located in such district, or the TIF Revenue, up to approximately $26.0 million, less the actual Road Costs (defined below), and (b) the Employment Reimbursement will be an amount that is equal to 50% of the TIF Revenue, up to approximately $17.4 million.  Each of the Infrastructure Reimbursement and the Employment Reimbursement will be made to us over time as TIF Revenue is received, and only after the costs of completing a public access road to the Polysilicon Plant, in an amount not to exceed $11.0 million, or the Road Costs, has been paid to PDA out of TIF Revenue, and up to $2.0 million in capital costs has been paid to the City of Pocatello out of TIF Revenue.

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

During the three months ended June 30, 2011, we made payments to S&W of $476,000 million, and as of June 30, 2011, we had paid S&W an aggregate amount of $60.6 million under the Engineering Agreement.

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

Pursuant to Change Order No. 5, we agreed among other things: (i) to confirm the plan for JH Kelly to complete construction of the Polysilicon Plant and (ii) set-up a payment schedule relating to outstanding invoices that we owed to JH Kelly and any additional expenses that JH Kelly incurred relating to the construction of the Polysilicon Plant..

During the three months ended June 30, 2011, we made payments to JH Kelly of $23.6 million, and as of June 30, 2011, we paid JH Kelly an aggregate amount of $207.7 million under the JH Kelly Construction Agreement.

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

During the three months ended June 30, 2011, we made no payments to Dynamic, and as of June 30, 2011, we had paid Dynamic an aggregate amount of $8.4 million under the Dynamic Agreement.

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

As of June 30, 2011, pursuant to the contract with GEC and MSA, we received all 16 hydrogen reduction reactors, eight hydrogenation reactors, and related equipment, at the Polysilicon Plant.

During the three months ended June 30, 2011, we made no payments to GEC and MSA, and as of June 30, 2011, we paid GEC and MSA an aggregate amount of 19.0 million Euros or $26.7 million.

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

We also entered into an Electric Service Agreement with Idaho Power, or the ESA, for the supply of electric power and energy to us for use in the Polysilicon Plant, subject to the approval of the Idaho Public Utilities Commission, or the PUC. The term of the ESA is four years, beginning in June 2009 and will expire in May 2013.  During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to us at certain fixed rates, which are subject to change only by action of the PUC.  After the initial term of the ESA expires, either we or Idaho Power may terminate the ESA without prejudice.  If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to us. As of June 30, 2011, we were contractually obligated to pay approximately $69.8 million to Idaho Power over the term of the ESA.  Beginning in May 2011, we are required to make a minimum monthly payment ranging between $1.1 million and $1.9 million per month until October 2011.

During the three months ended June 30, 2011, we made payments to Idaho Power of $5.8 million.

Polymet Alloys, Inc. In November 2008, we entered into an agreement with Polymet Alloys, Inc., or Polymet, for the supply of silicon metal to us for use at the Polysilicon Plant. In May 2009, we entered into an amended and restated supply agreement with Polymet, or the Amended Polymet Agreement.  The term of the Amended Polymet Agreement is three years, commencing in 2010. Each year during the term of the Amended Polymet Agreement, Polymet has agreed to sell to us no less than 65% of our annual silicon metal requirement.  Pricing is to be negotiated annually; however, if the parties are unable to agree on pricing for any year, or the we have agreed to purchase less than the amount specified in the Amended Polymet Agreement, Polymet has a right of first refusal to match the terms offered by any third-party supplier from whom we may seek to purchase silicon metal.  Either party may also terminate the Amended Polymet Agreement under certain circumstances, including a material breach by the other party.  As of June 30, 2011, we have not made any payments to Polymet.

PVA Tepla Danmark. In April 2008, we entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for the Project. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to our end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total fees payable to PVA is approximately $6 million, which is payable in four installments, the first of which was made in August 2008. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.  In June 2011, we amended this agreement to restructure the payment terms with PVA as follows: (i) in July 2011, we paid $318,000; (ii) in July 2011, we delivered a letter of credit in the amount of $636,000; and (iii) upon the earlier of six months after the date of commissioning and December 31, 2011, we shall pay the amount of $318,000.

During the three months ended June 30, 2011, we made payments to PVA of $2.1 million, and as of June 30, 2011, we had paid PVA an aggregate amount of $6.0 million.

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

The aggregate net value of the TCS to be purchased under the amended agreement during the term is approximately $13.5 million. As of June 30, 2011, we paid Evonik an aggregate amount of $100,000.

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

While our significant accounting policies are more fully described in Note 1 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 1 to the audited financial statements included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 15, 2011, we believe that the following accounting policies and estimates are critical to a full understanding and evaluation of our reported financial results.

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

We entered the PV system installation business in fiscal year 2008.  Prior to April 1, 2010, due to the short period of time we were in the PV system installation business, we did not have the historical experience or the procedures in place to develop reasonably dependable estimates of costs and therefore utilized the completed contract method to record revenue for PV contracts.  Subsequent to this startup period, we have developed history and reliable processes and procedures of projecting and tracking contract fulfillment costs, in order to develop reasonably dependable estimates which are required to use the percentage of completion method.  In applying the percentage method, we determine the percentage of contract completion on the basis of engineering, labor, subcontractor and other installation costs and excludes material and other non-installation contract costs, which are not considered the primary cost determinants in gauging the progress of the PV system contract.  Revenue and related costs are recognized proportionately based on the completion percentage of each project and considering the current estimate of remaining costs required to complete the project.

We will continue to recognize revenue under the completed contract method for PV installations contracts entered into prior to April 1, 2010.

Stock-Based Compensation. We account for stock-based employee compensation arrangements using the fair value method, whereby the fair value of stock options granted to our employees and non-employees is determined using the Black-Scholes pricing model. The Black-Scholes pricing model requires the input of several subjective assumptions including the expected or contractual life of the option and the expected volatility of the option at the time the option is granted. The fair value of our option, as determined by the Black-Scholes pricing model, is expensed over the requisite service period, which is generally one to five years for stock options.

Prior to our initial public offering, there was an absence of an active market for our common stock, and therefore our board of directors estimated the market value of our common stock on the date of grant of the stock option based on several factors, including progress and milestones achieved in our business and sales of our preferred stock. We did not obtain contemporaneous valuations from a valuation specialist during this period. Subsequent to our initial public offering, the market value is based on the public market for our common stock. Due to our limited operating history, we have assumed a volatility of 100% based on competitive benchmarks and management’s judgment and an expected life based on the average of the typical vesting period and the option’s contractual life which ranges from 5.5 to 7.5 years.

The assumptions used in calculating the fair value of our stock options represent our management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, changes in these inputs and assumptions can materially affect the measure of the estimated fair value of our stock options. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options and shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. Furthermore, this accounting estimate is reasonably likely to change from period to period as further stock options and restricted stock awards are granted and adjustments are made for stock option and restricted stock awards forfeitures and cancellations. We do not record any deferred stock-based compensation on our balance sheet for our stock options and restricted stock awards.

We expect our stock-based compensation expense from restricted stock awards to increase as we expand our operations and hire new employees. These expenses will increase our overall expenses and may increase our losses for the foreseeable future. As a restricted stock award is a non-cash expense, it will not have any effect upon our liquidity or capital resources.

Accounting for the Impairment or Disposal of Long Lived Assets.   As of June 30, 2011, primarily all of our long lived assets related to the construction-in-progress of our polysilicon plant and PV systems. In accounting for long-lived assets, we must make estimates about the expected useful lives of the assets, the expected residual values of the assets and the potential for impairment based on the fair value of the assets and if the cash flows they expect to generate are insufficient to support the carrying value of the assets.

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

Notes Payable and Warrant. We account for the warrant and debt agreement with Tianwei based on their relative fair values in proportion to the loan proceeds.   The fair values of the warrants were calculated using the Black-Scholes option pricing model, which requires the input of several subjective assumptions including the life of the warrant and the expected volatility of the warrant at the time the warrant was granted. The fair value of the debt was based on the present value of cash flows at the estimated market interest rate.

The assumptions used in calculating the warrant and debt represent our management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. In estimating market interest rate, we relied on available marketplace information of similar transactions.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, auction instruments, corporate and government bonds and certificates of deposit. These investments are generally short-term in nature and highly liquid.  As of June 30, 2011, we did not maintain any short-term investments.   Our cash and cash equivalents as of June 30, 2011 were $17.9 million.

All of our contracts are denominated in U.S. dollars, except for our contracts with GEC and MSA which are denominated in Euros, and our training services agreement with Tianwei, which is denominated in Renminbi.  Accordingly, we are subject to the then current spot rate between the U.S. dollar and various foreign currencies at such time that a payment is required under invoices related to the GEC and MSA, and Tianwei contracts.

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

Changes in Internal Control over Financial Reporting. There have not been changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2011, we had cash and cash equivalents on hand of $17.9 million and current liabilities of $121.6 million. Cash used in operations was approximately $7.4 million for the three months ended June 30, 2011.

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

We will need additional financing to complete the construction of the Polysilicon Plant, and should there be delays in securing additional financing, we will need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  Reduction of expenditures could have a material adverse effect on our business. If we are unable to secure additional financing or structure credit terms with our vendors that are favorable to us, based on the current level of capital available to us, we may need to curtail construction of the Polysilicon Plant.  If we elect to curtail construction, we would not be able to produce our own polysilicon to meet the delivery requirements under certain of our polysilicon supply agreements.   In order to avoid breaching these contracts we anticipate needing to purchase polysilicon from third parties for delivery in August 2011 under certain of our polysilicon supply agreements unless we are able to successfully negotiate amendments to these agreements.

Since the beginning of fiscal year 2011, we have entered into 14 bank credit agreements that provided us an aggregate of $243 million to fund our operations. We are also expecting an additional $8.2 million in customer prepayments from our existing customers.  We will need additional capital to complete the construction of the Polysilicon Plant, and we plan on raising this money through one or more subsequent debt and/or equity offerings and possibly prepayments from new customer contracts.  We cannot be certain that we will be able to obtain equity or debt financing in time to enable us to meet our current construction schedule, on terms acceptable to us, or at all.

We currently expect to complete the construction of the 2,500 metric ton per year plant, or Phase I, through the use of our available cash, the loan proceeds we received from credit agreements, and through additional debt supported by our majority stockholder, Tianwei New Energy Co. Ltd., or  Tianwei, has agreed to assist us in obtaining additional financing for any additional construction costs necessary to complete Phase I, for working capital needs and to purchase polysilicon from third parties to meet our upcoming commitments, in return for fair compensation.  As previously disclosed, we have been discussing with Tianwei what would constitute fair compensation for Tianwei for the financial services it has been providing and will provide us. While the discussions are on-going, we expect to finalize the type of compensation and amount during the fiscal year 2012.  We also believe this compensation may be in the form of common stock warrants.  To the extent common stock warrants are issued to Tianwei for its financial services it may significantly dilute the ownership of its stockholders other than Tianwei.  In addition, the issuance of fair compensation for providing the letters of credit to secure our loans could result in issuance costs and increase the amount of interest that we recognize. We cannot be certain that we will reach an agreement with Tianwei regarding the appropriate compensation for Tianwei which could affect Tianwei's willingness to continue to assist us in obtaining necessary additional financing.

If we are unable to renegotiate amendments to our supply agreements or if any of our supply agreements is terminated for any reason, our business will be materially harmed.

Pursuant to our existing supply agreements with Suntech, Hanwha SolarOne, Jinko, Tianwei, Solargiga and Alex, as of June 30, 2011, we have received prepayments for future product deliveries of $2.0 million, $49.0 million, $20.0 million, $29.0 million, $20.2 million, and $20.0 million, respectively, for an aggregate amount of $140.2 million.  In addition, our customers have agreed to make additional prepayments of $8.2 million in conjunction with polysilicon deliveries.  Our supply agreements contain production and delivery milestones that, if not met, allow the counterparty to these agreements and require us to refund any prepayments received under such agreements. We were obligated to commence delivery of polysilicon to our customers beginning in June 2011 under these agreements. However, we did not make shipments to our customers within the timeline required under these supply agreements, and we are in discussion with them to amend the supply agreements to extend the delivery dates or change other terms in order avoid a breach of the supply agreements.  We have been advised by certain customers that if we fail to deliver polysilicon in accordance with our supply agreements, which may include third-party polysilicon, they intend to terminate the supply agreement and seek a refund of their prepayment.  There are no assurances that we will be successful in renegotiating amendments to any of the supply agreements, and failure to do so would result in the termination of the agreement, which will materially harm our business.

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

Under the supply agreements with Hanwha SolarOne, or SolarOne, formerly known as Solarfun Power Hong Kong Limited, a subsidiary of Solarfun Power Holdings Co., Ltd., and Suntech, because we failed to commence the delivery of polysilicon by June 2011, SolarOne and Suntech had the right to terminate the respective supply agreements, in which event we would be obligated to repay the prepayments under the supply agreements.  We did not make any shipments to SolarOne or Suntech by June 2011, and we are in discussions with SolarOne and Suntech regarding possible amendments of the agreements.  There can be no assurance that we will succeed in negotiating an amendment with SolarOne or Suntech.  If SolarOne or Suntech terminates our supply agreement, it could be viewed as an event of default in connection under each of the credit agreements described above.  If we are determined to be in default, our lenders will have the right to declare the outstanding principal and unpaid interest thereon due and payable.

Under the terms of all of our supply agreements, the failure to deliver polysilicon by the stated delivery dates will allow the customers to terminate the supply agreements, require the repayments of the deposits under the agreements, which in the aggregate amount to $140 million, which in turn could in an event of default under our existing credit agreements with our third party lenders.  The event of default under our existing credit agreements could result in our lenders accelerating repayment of our third party debt, which we do not have the wherewithal to repay.  The third-party credit agreements are all secured by standby letters of credit drawn by our majority shareholder, Tianwei, as collateral.  To the extent that the third-party lenders accelerate repayment of the debt, Tianwei has provided a letter of commitment to us that it would not demand repayment from us until the original due dates of the third party credit agreements ranging from May 2012 through June 2016.

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

We will be required to procure third-party polysilicon to meet our contractual delivery requirements beginning in August 2011. If we are unable to secure adequate quantities of solar-grade polysilicon on favorable terms and at the times needed, our business will be materially harmed.

Due to the delays in financing, the required curtailment of construction of the Polysilicon Plant, and the inability to meet our initial delivery of polysilicon to our customers beginning in August 2011 under existing agreements, we may be required to procure third-party polysilicon to meet our contractual delivery requirements.  There are no assurances that we will be able to secure solar-grade polysilicon at the time and in the amounts needed on favorable terms. As we will be required to procure third-party polysilicon in the open market, our cost to purchase polysilicon could be in excess of our contractual sales prices or could result in no profit or a loss. If we are unable to secure polysilicon on favorable terms and at the times needed, our business, financial condition and results of operations will be materially harmed.

The actual cost to construct and equip our Polysilicon Plant may be significantly higher than our estimated cost.

We previously estimated the total cost for construction of approximately $410 million.  However, in February 2011, we determined that the total costs will be greater than our previous estimates. Based on recent construction progress and discussions with our vendors, we now expect to incur approximately $600 million of costs before we can commence operation of the first 2,500 metric tons of production capacity.  We also expect to invest up to an additional $100 million to complete the second phase of construction, which will add an additional 1,500 metric tons of manufacturing capacity, and allow us to complete our planned on-site tricholoro-silane plant.  Thus, our revised estimate for the full, planned 4,000 metric ton plant is now approximately $700 million.

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

We were incorporated in March 2001 and have a limited operating history. We have cumulative net losses since our inception through June 30, 2011. In fiscal 2007, we announced a change in our main business and our intention to form a polysilicon business through our subsidiary, Hoku Materials, and a photovoltaic, or PV, system installation business through our subsidiary, Hoku Solar. The polysilicon business includes developing production capabilities for, and the eventual production of polysilicon. The PV systems installation business includes the design, engineering, procurement and installation of turnkey PV systems for residential and commercial customers. Prior to our announcement, our business was solely focused on the stationary and automotive fuel cell markets. In September 2010, we elected to discontinue the operations of Hoku Fuel Cells.

We have no prior experience in the polysilicon business. In order to be successful, we are devoting substantial management time and energy and significant capital resources to develop this new business, including the construction of the Polysilicon Plant. We commenced construction in May 2007, and we produced our first product at our production demonstration in April 2010. We expect to begin commercial production of polysilicon beginning in the first half of fiscal year 2012, with full-scale production in the second half of fiscal 2012; however, there are no assurances that this schedule will not need to be further modified. We may need to purchase polysilicon from third-parties in order to meet delivery schedules in order to avoid termination of one or more of our customer supply contracts.  In addition, delays in polysilicon shipments could result in the termination of a customer supply contract, which could require us to refund substantial amounts of prepayments made to us for future product deliveries. We have encountered, and expect that we will continue to encounter, significant challenges relating to our entry into the polysilicon industry and changes in that industry, including potentially significant increases in polysilicon supply and falling polysilicon prices. If we are unable to address these risks and other risks successfully, our business, financial condition and results of operations will be materially and adversely affected.

If any of our project engineering, construction, or key equipment vendors are late in providing their contract deliverables, we may be unable to complete the construction of the Polysilicon Plant to begin commercial shipments during second half of calendar year 2011, or at all, which could materially harm our business.

We have contracts with Stone & Webster, Inc. JH Kelly, LLC, GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., PVA Tepla Danmark, Polymet Alloys, Inc., Evonik Degussa Corporation, and our other vendors, contractors and consultants who are providing key services, equipment, and supplies for the engineering and construction of the Polysilicon Plant. We have experienced delays in the performance or delivery of these services, equipment, and goods under some of these agreements, which resulted in delays in our production schedule and increased our costs to construct the Polysilicon Plant.  If we experience additional delays in the performance or delivery of the services, equipment, or goods under any of these respective agreements, we may be unable to commence production of polysilicon in the second half of calendar year 2011, with full-scale production in the second half of calendar year 2012, or deliver the volume of polysilicon that is required under our polysilicon supply agreements.  If we are unable to meet these scheduling goals, our business, financial condition and results of operations will be materially and adversely affected.

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

If any of these events occur, they could result in an excess supply of solar-grade polysilicon and could suppress market prices for solar-grade polysilicon. Any such suppression of market prices for polysilicon would affect the price which we could expect to receive in selling our polysilicon in the spot market and could provide our customers with incentives to reconsider or renegotiate their long-term supply contracts with us to the extent the polysilicon deliverable under those contracts is priced above prevailing market prices. During fiscal year 2010, spot market prices of polysilicon decreased dramatically with an increase in supply, and further price declines are possible in fiscal year 2012 as additional supply is forecasted to enter the market.  Further decreases in demand and polysilicon prices could materially harm our business, financial condition and results of operations.

Conversely, industry–wide shortages of polysilicon could result in dramatic increases in the long-term contract and spot prices for polysilicon.  Under our long-term supply agreements with major customers that contain fixed prices, we would be forced to sell the polysilicon we produce at prices that are below the then prevailing spot prices.  To the extent we are unable to take advantage of price increases, either in spot or contract prices, it would have a negative impact on its results of operations and financial condition.

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

Hoku Materials does not currently generate any operating revenue.  All of our revenue presently is generated by our PV system installation activities, the resale of PV modules and sale of electricity.

Our future operating results and cash flows will depend on many factors that will impact our polysilicon business run by Hoku Materials and, our PV system installation business run by Hoku Solar, including the following:

•	the size and timing of customer orders, milestone achievement, product delivery and customer acceptance, if required;

•	the length of contract negotiation cycles;

•	the timing of equipment delivery and procurement, integration and testing;

•	our success in obtaining prepayments from customers for future shipments of polysilicon;

•	our success in maintaining and enhancing existing strategic relationships and developing new strategic relationships with potential customers;

•	our ability to finance power purchase agreements for potential PV system installation customers;

•	actions taken by our competitors, including new product introductions and pricing changes;

•	the costs of maintaining our operations;

•	customer budget cycles and changes in these budget cycles; and

•	external economic and industry conditions.

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

In May 2007, the City of Pocatello approved an ordinance that authorized certain tax incentives related to the infrastructure necessary for the completion and operation of the Polysilicon Plant. In May 2009, we entered into an Economic Development Agreement, or the PDA Agreement, with the Pocatello Development Authority, or the PDA, pursuant to which the PDA agreed to reimburse to us amounts we actually incur in making certain infrastructure improvements consistent with the North Portneuf Urban Renewal Area and Revenue Allocation District Improvement Plan and the Idaho Urban Renewal Law, or the Infrastructure Reimbursement, and an additional amount as reimbursement for and based on the number of full time employee equivalents we create and maintain, or the Employment Reimbursement, at the Polysilicon Plant.  The parties agreed that (a) the Infrastructure Reimbursement will be an amount that is equal to 95% of the tax increment payments the PDA actually collects on the North Portneuf Tax Increment Financing District with respect to our real and personal property located in such district, or the TIF Revenue, up to approximately $26.0 million, less the actual Road Costs, and (b) the Employment Reimbursement will be an amount that is equal to 50% of the TIF Revenue, up to approximately $17.4 million. However, there are no assurances that all or any part of the amount authorized will be paid to us, and we could ultimately receive significantly less or no payment at all, and we may not realize the benefits of these other offered incentives including workforce training funds and utility capacities. The tax incentives expire on December 31, 2030. If there are changes to the ordinance, which reduces the amount of the incentives, or for other reasons, some of which may be beyond our control, we are unable to realize all or any part of these incentives, the operating costs of the Polysilicon Plant may be higher than we currently estimate.

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

Our stock price is volatile and between April 1, 2011 and June 30, 2011, our stock had low and high sales prices in the range of $1.60 to $2.25 per share. During fiscal 2011, the stock market in general experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

As of June 30, 2011, Tianwei owns 33,379,287 shares of our common stock, and holds a warrant to purchase an additional 10 million shares of our common stock, together representing approximately 67% of our total outstanding shares of common stock.  Tianwei has the right to nominate four out of seven of our directors until the earlier of (i) Tianwei (together with its affiliates) ceasing to be our largest individual stockholder or (i) Tianwei (together with its affiliates) owning less than 25% of the outstanding shares of our common stock.

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

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

4.1	Warrant for the Purchase of Shares of Common Stock of Hoku Corporation	8-K	000-51458	4.1	7/5/2011

10.1††
Amendment No. 1 to the Second Amended and Restated Supply Agreement between Hoku Corporation and Wealthy Rise International, Ltd., a wholly-owned subsidiary of Solargiga Energy Holdings, Ltd., dated June 28, 2011
						*

10.2	Credit Agreement, dated June 2, 2011, between Hoku Corporation and Industrial and Commercial Bank of China Limited, New York Branch	8-K	000-51458	10.1	6/6/2011

10.3	Reimbursement Agreement, dated June 2, 2011, between Hoku Corporation and Industrial and Commercial Bank of China, Ltd., New York Branch	8-K	000-51458	10.2	6/6/2011

10.4	Long-Term Incentive Compensation Plan	8-K	000-51458	10.1	6/1/2011

10.5	Form of Restricted Stock Unit Award Agreement	8-K	000-51458	10.2	6/1/2011

10.6	Form of Performance Share Award Agreement	8-K	000-51458	10.3	6/1/2011

10.7	Credit Agreement, dated April 6, 2011, between Hoku Corporation and Industrial and Commercial Bank of China, Ltd., New York Branch	8-K	000-51458	10.1	4/7/2011

10.8	Reimbursement Agreement, dated April 6, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	4/7/2011

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification required of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1#	Form 10-Q Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

32.2#	Form 10-Q Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

††	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 15, 2011.

HOKU CORPORATION

/s/ DARRYL S. NAKAMOTO
Darryl S. Nakamoto
Chief Financial Officer, Treasurer and Secretary (Principal Financial and Accounting Officer)