Form 10-K/A
period 2011-03-31
Hoku Corp
filed 2011-08-17
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this "Amendment No. 2") amends our annual report on Form 10-K for the year ended March 31, 2011 (our "2011 10-K"), originally filed with the Securities and Exchange Commission (the "SEC") on July 15, 2011, as amended by Amendment No. 1 on Form 10-K/A and filed with the SEC on July 29, 2011 (“Amendment No. 1”), for the sole purpose of including Exhibit 32.1 (Form 10-K Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended) and Exhibit 32.2 (Form 10-K Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended) which were inadvertently omitted from the 2011 10-K.

Except as set forth above, we have not changed or updated other information included in the 2011 10-K.  Accordingly, the information contained in the 2011 10-K, as amended by Amendment No. 1, and included in this Amendment No. 2 describes conditions as they existed and were presented in the 2011 10-K at the time we filed that report with the SEC on July 15, 2011.  We have not taken into account any other events occurring after the filing of the 2011 10-K that might have affected those disclosures, nor have we modified or updated those disclosures to reflect any subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the 2011 10-K, as amended by Amendment No. 1 and the Company’s other filings made with the Securities and Exchange Commission subsequent to the 2011 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOKU CORPORATION

	By:	/s/ Scott B. Paul
Scott B. Paul
Chief Executive Officer and Director
Date: August 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott B. Paul	Chief Executive Officer and Director
Scott B. Paul	(Principal Executive Officer)	August 16, 2011

/s/ DARRYL S. NAKAMOTO	Chief Financial Officer, Treasurer and
Darryl S. Nakamoto	Secretary (Principal Financial and Accounting Officer)	August 16, 2011
*
Karl E. Stahlkopf	Director	August 16, 2011

*
Dean K. Hirata	Director	August 16, 2011

*
Zhengfei Gao	Director	August 16, 2011

*
Tao Zhang	Director	August 16, 2011

*
Wei Xia	Director	August 16, 2011

*
Yi Zheng	Director	August 16, 2011

*By /s/ Scott B. Paul
Scott B. Paul Attorney-in-Fact

1

Exhibit Index

The following exhibits are included, or incorporated by reference, in this Amendment No. 2 (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

2.1	Securities Purchase Agreement, dated as of September 28, 2009, by and between Tianwei New Energy Holdings Co., Ltd. and Hoku Scientific, Inc.	8-K	000-51458	2.1	9/29/09

3.1	Amended and Restated Certificate of Incorporation	10-K	000-51458	3.1	7/14/10

3.2	Amended and Restated Bylaws	8-K	000-51458	3.2	10/23/07

3.3	Amendment to Amended and Restated Bylaws	10-K	000-51458	3.3	7/14/10

3.4	Certificate of Amendment of the Amended and Restated Certificate of Incorporation	8-K	000-51458	3.3	3/19/10

4.1	Specimen Common Stock Certificate	S-1/A	333-124423	4.1	6/2/05

4.2	Warrant for the Purchase of Shares of Common Stock of Hoku Scientific, Inc., dated December 22, 2009, issued to Tianwei New Energy Holdings Co., Ltd.	8-K/A	000-51458	4.4	12/31/09

4.3	Investor Rights Agreement, dated as of December 22, 2009, between Tianwei New Energy Holdings Co., Ltd. and Hoku Scientific, Inc.	8-K/A	000-51458	4.5	12/31/09

4.4	Form of Lock-Up Agreement, dated December 22, 2009, between Tianwei New Energy Holdings Co., Ltd. and certain officers and directors of Hoku Scientific, Inc.	8-K/A	000-51458	4.6	12/31/09

10.2+	Form of Addendum to Stock Option Agreement under the 2002 Stock Plan, as amended, by and between Scott Paul and Hoku Scientific, Inc.	S-1	333-124423	10.6	4/28/05

2

10.3+	Form of Addendum to Stock Option Agreement under the 2002 Stock Plan, as amended, by and between each of the non-employee directors and Hoku Scientific, Inc.	S-1	333-124423	10.7	4/28/05

10.4	Form of Indemnity Agreement entered into between Hoku Scientific, Inc. and each of its directors and officers	S-1	333-124423	10.8	4/28/05

10.5+	2002 Stock Plan, as amended	S-1	333-124423	10.9	4/28/05

10.6+	Form of Stock Option Agreement under the 2002 Stock Plan, as amended	S-1	333-124423	10.10	4/28/05

10.7+	2005 Equity Incentive Plan	8-K	000-51458	10.11	9/13/06

10.8+	Form of Stock Option Agreement under the 2005 Equity Incentive Plan	8-K	000-51458	10.12	9/13/06

10.9+	2005 Non-Employee Directors’ Stock Option Plan	S-1/A#4	333-124423	10.13	7/13/05

10.10+	Form of Stock Option Agreement under the 2005 Non-Employee Directors’ Stock Option Plan	S-1/A#4	333-124423	10.14	7/13/05

10.11	Ground Lease, dated March 22, 2007, by and between Hoku Materials, Inc. and The City of Pocatello	8-K	000-51458	10.38	3/28/07

10.12 †	Agreement for Engineering of Hoku Electric Substation and Associated Facilities, dated June 14, 2007, by and between Idaho Power Company and Hoku Materials, Inc.	10-Q	000-51458	10.47	08/06/07
10.13 †	Cost Plus Incentive Construction Contract, dated August 8, 2007, by and between JH Kelly LLC and Hoku Materials, Inc.	10-Q	000-51458	10.52	11/13/07

10.14 †	Engineering, Procurement and Construction Management Agreement, dated August 7, 2007, by and between Stone & Webster, Inc. and Hoku Materials, Inc.	10-Q	000-51458	10.53	11/13/07

3

10.15	Change Order Number 1 to Engineering, Procurement & Construction Management Agreement, dated October 3, 2007, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.15	7/14/10

10.16 †	Engineering Services and Technology Transfer Agreement, dated October 6, 2007, by and between Dynamic Engineering Inc. and Hoku Materials, Inc.	10-Q	000-51458	10.55	11/13/07

10.17 †	Amendment and Restatement of Contract, dated October 15, 2007, by and between Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.56	11/13/07

10.18	Registration Rights Agreement, dated February 29, 2008, by and among Hoku Scientific, Inc., and the Purchasers named therein	8-K	000-51458	10.65	02/29/08

10.19	Amendment No. 1 to Engineering Services & Technology Transfer Agreement, dated April 4, 2008, by and between Hoku Materials, Inc and Dynamic Engineering Inc.	8-K	000-51458	10.67	04/09/08
10.20 †	Equipment Purchase & Sale Agreement, dated March 4, 2008, by and between Hoku Materials, Inc. and Saft Power Systems USA Inc.	10-K	000-51458	10.68	6/6/08

10.21 †	Change Order Number 2 to Engineering, Procurement & Construction Management Agreement, dated April 8, 2008, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.69	6/6/08

4

10.22 †	Change Order Number 2 to Cost Plus Incentive Construction Contract, dated April 7, 2008, by and between Hoku Materials, Inc. and JH Kelly LLC	10-K	000-51458	10.70	6/6/08

10.23 †	Equipment Purchase & Sale Agreement, dated April 8, 2008, by and between Hoku Materials, Inc and PVA Tepla Danmark	10-K	000-51458	10.71	6/6/08

10.24 †	First Amended & Restated Supply Agreement, dated as of May 12, 2008, by and between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd.	10-K	000-51458	10.72	6/6/08

10.25†	Second Amended and Restated Supply Agreement, dated as of May 13, 2008, by and between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited	10-K	000-51458	10.73	6/6/08

10.26	Amended and Restated Agreement for Construction of Hoku Electric Substation and Associated Facilities, dated September 17, 2008, between Hoku Materials, Inc. and Idaho Power Company	8-K	000-51458	10.79	9/22/08

10.27	Amendment No. 1 to Second Amended and Restated Supply Agreement, between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited, with Solarfun Power Holdings Co., Ltd. signing as guarantor, dated as of October 22, 2008	8-K	000-51458	10.81	10/23/08

10.28†	Supply Agreement, dated as of November 19, 2008, by and between Hoku Materials, Inc. and BHS Acquisitions, LLC	10-Q	000-51458	10.88	2/3/09

10.29†	Hoku Solar Power I, LLC Operating Agreement, dated as of December 23, 2008, by and between UFA Renewable Energy Fund I, LLC and Hoku Solar, Inc.	10-Q	000-51458	10.89	2/3/09

5

10.30†	Development Service Agreement, dated as of December 23, 2008, by and between Hoku Solar, Inc. and Hoku Solar Power I, LLC	10-Q	000-51458	10.90	2/3/09

10.31†	Purchase and Sale and Operation and Maintenance Agreement, dated as of December 23, 2008, by and between Hoku Solar, Inc. and Hoku Solar Power I, LLC	10-Q	000-51458	10.91	2/3/09

10.32	Right of First Refusal Agreement, dated as of December 23, 2008, by and between UFA Renewable Energy Fund I, LLC and Hoku Solar, Inc.	10-Q	000-51458	10.92	2/3/09

10.33	Guaranty, dated as of December 23, 2008, by and between Hoku Solar Power I, LLC; UFA Renewable Energy Fund I, LLC; Firstar Development LLC; Hoku Scientific, Inc.; and Hoku Solar, Inc.	10-Q	000-51458	10.93	2/3/09

10.34	Economic Development Agreement, dated as of May 27, 2009, by and between Hoku Materials, Inc. and Pocatello Development Authority	10-Q	000-51458	10.95	6/2/09

10.35	Amendment to the Equipment Purchase & Sale Agreement dated March 4, 2008, between Hoku Materials, Inc., and AEG Power Solutions USA Inc. (fka Saft Power Systems USA Inc.), dated as of May 29, 2009	10-Q	000-51458	10.96	6/2/09

10.36†	First Amended and Restated Supply Agreement, dated as of May 21, 2009, by and between Hoku Materials, Inc. and Polymet Alloys, Inc.	10-K	000-51458	10.97	6/15/09

10.37†	Change Order Number 3 to Engineering, Procurement & Construction Management Agreement, dated February 19, 2009, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.98	6/15/09

6

10.38†	Supply Agreement, dated as of February 27, 2009, by and between Hoku Materials, Inc. and Shanghai Alex New Energy Co., Ltd.	10-K	000-51458	10.99	6/15/09

10.39†	Amended & Restated Supply Agreement, dated as of February 26, 2009, by and between Hoku Materials, Inc and Jiangxi Jinko Solar Co., Ltd.	10-K	000-51458	10.100	6/15/09
10.40†	Amendment No. 2 to Second Amended & Restated Supply Agreement, dated as of March 26, 2009 by and between Hoku Materials, Inc. and Solarfun Power Hong Kong Limited	10-K	000-51458	10.101	6/15/09

10.41†	Change Order Number 3 to Cost Plus Incentive Contract, dated March 27, 2009 by and between Hoku Materials, Inc. and JH Kelly LLC	10-K	000-51458	10.102	6/15/09

10.42	Amended and Restated Electric Service Agreement, between Hoku Materials, Inc., and Idaho Power Company, dated as of June 19, 2009	8-K	000-51458	10.104	6/22/09

10.43	First Amendment to the First Amended and Restated Supply Agreement between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd., signed July 6, 2009	8-K	000-51458	10.105	7/10/09

10.44	Form of Entrustment Loan Contract by and among Tianwei New Energy Holdings Co. Ltd., China Construction Bank Chengdu Branch, Hoku Materials, Inc. and Hoku Scientific, Inc.	8-K	000-51458	10.108	9/29/09

10.45†	Change Order Number 4 to Cost Plus Incentives Contract, dated September 18, 2009, by and between Hoku Materials, Inc. and JH Kelly LLC	10-Q	000-51458	10.109	11/9/09

7

10.46†	Amended and Restated Supply Agreement No. 1, dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc.	8-K/A	000-51458	10.110	12/31/09

10.47†	Amended and Restated Supply Agreement No. 2, dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc.	8-K/A	000-51458	10.111	12/31/09

10.48	Form of Security Agreement (relating to Amended and Restated Supply Agreements No. 1 and No. 2), dated as of December 22, 2009, between Tianwei New Energy Holdings Co. Ltd. and Hoku Materials, Inc.	8-K/A	000-51458	10.112	12/31/09

10.49	Loan Implementation Agreement, dated December 22, 2009, among Hoku Scientific, Inc., Hoku Materials, Inc. and Tianwei New Energy Holdings Co. Ltd.	8-K/A	000-51458	10.113	12/31/09

10.50	Financing Backstop Agreement, dated December 22, 2009, between Tianwei New Energy Holdings, Co., Ltd. and Hoku Scientific, Inc.	8-K/A	000-51458	10.114	12/31/09

10.51†	Amendment No. 1 to Amended and Restated Supply Agreement, dated as of November 25, 2009, between Jinko Solar Co., Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.115	2/5/10

10.52†	Amendment No. 3 to Second Amended and Restated Supply Agreement, dated as of November 15, 2009, between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.	10-Q	000-51458	10.116	2/5/10

10.53†	Amendment No. 1 to Supply Agreement, dated as of December 30, 2009, between Shanghai Alex New Energy Co., Ltd. and Hoku Materials, Inc.	10-Q	000-51458	10.117	2/5/10

8

10.54	Consulting Agreement, dated as of March 1, 2010, between Dustin M. Shindo and Hoku Scientific, Inc.	8-K	000-51458	10.118	3/5/10

10.55†	Change Order Number 4 to Engineering, Procurement & Construction Management Agreement, dated February 16, 2010, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-K	000-51458	10.55	7/14/10

10.56†	Amendment No. 4 to Second Amended and Restated Supply Agreement, dated as of March 1, 2010, between Solarfun Power Hong Kong Limited and Hoku Materials, Inc.	10-K	000-51458	10.56	7/14/10

10.57†	Sales Agreement, dated as of March 31, 2010, between Evonik Degussa Corporation and Hoku Materials, Inc.	10-K	000-51458	10.57	7/14/10

10.58†	Second Amended & Restated Supply Agreement, dated as of March 31, 2010, by and between Hoku Materials, Inc and Wealthy Rise International, Ltd.	10-K	000-51458	10.58	7/14/10

10.59	Credit Agreement, dated May 24, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch	8-K	000-51458	10.119	5/26/10

10.60	Reimbursement Agreement, dated May 24, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.120	5/26/10

9

10.61	Credit Agreement, dated June 30, 2010, between Hoku Corporation and China Construction Bank Corporation, New York Branch	8-K	000-51458	10.121	6/30/10

10.62	Reimbursement Agreement, dated June 30, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.122	6/30/10

10.63†	Amendment to the First Amended and Restated Supply Agreement between Hoku Materials, Inc. and Wuxi Suntech Power Co., Ltd., signed June 29, 2010	10-K	000-51458	10.63	7/14/10

10.64	Credit Agreement dated August 16, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch	8-K	000-51458	10.1	8/19/10

10.65	Credit Agreement, dated August 26, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch	8-K	000-51458	10.1	8/30/10

10.66	Reimbursement Agreement, dated August 26, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	8/30/10

10.67	Credit Agreement, dated September 16, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.1	9/17/10

10.68	Reimbursement Agreement, dated September 16, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	9/17/10

10.69	Credit Agreement, dated October 8, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.1	10/12/10

10.70	Reimbursement Agreement, dated October 8, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	10/12/10

10.71	Credit Agreement, dated October 18, 2010, between Hoku Corporation and China Construction Bank, Singapore Branch.	8-K	000-51458	10.1	10/20/10

10

10.72	Reimbursement Agreement, dated October 18, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	10/20/10

10.73†	Change Order No. 5 dated August 17, 2010 between Hoku Corporation and JH Kelly, LLC.	10-Q	000-51458	10.10	2/18/11

10.74††	Amendment No. 5 to Second Amended and Restated Supply Agreement dated November 23, 2010 between Hoku Corporation and Solarfun Power Hong Kong Limited	10-Q	000-51458	10.5	2/12/11

10.75	Separation Agreement and Release dated November 30, 2010 between the Company and Karl Taft III	8-K	000-51458	10.1	12/03/10

10.76††	Change Order Number 5 to Engineering, Procurement & Construction Management Agreement, dated December 6, 2010, by and between Hoku Materials, Inc. and Stone & Webster, Inc.	10-Q	000-51458	10.7	2/12/11

10.77	Reimbursement Agreement, dated December 17, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.1	12/27/10

10.78††	Amendment No. 2 to Amended and Restated Supply Agreement dated December 18, 2010 between Hoku Corporation and Jinko Solar Company Limited	10-Q	000-51458	10.9	2/12/11

10.79	Credit Agreement, dated December 20, 2010, between Hoku Corporation and China Merchants Bank Co., Ltd., New York Branch.	8-K	000-51458	10.2	12/27/10

11

10.80	Credit Agreement, dated December 23, 2010, between Hoku Corporation and Industrial and Commercial Bank of China, Ltd., New York Branch.	8-K	000-51458	10.1	12/28/10

10.81	Reimbursement Agreement, dated December 23, 2010, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	12/28/10

10.82	Credit Agreement, dated January 10, 2011, between Hoku Corporation and Industrial and Commercial Bank of China, Ltd., New York Branch	10-Q	000-51458	10.13	2/12/11

10.83	Reimbursement Agreement, dated January 10, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	10-Q	000-51458	10.14	2/12/11

10.84	Credit Agreement, dated February 7, 2011, between Hoku Corporation and CITIC Bank International Limited, New York Branch.	10-Q	000-51458	10.15	2/12/11

10.85	Reimbursement Agreement, dated February 7, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	10-Q	000-51458	10.16	2/12/11

10.86	Credit Agreement, dated February 25, 2011, among Hoku Corporation, Hoku Materials, Inc. and Bank of China, New York Branch	8-K	000-51458	10.1	03/03/11

10.87	Reimbursement Agreement, dated February 25, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	03/03/11

10.88††	Amendment No. 2 to Supply Agreement, dated as of January 12, 2011, by and between Hoku Materials, Inc. and Shanghai Alex New Energy Co., Ltd.	10-K	000-51458	10.88	07/15/11

12

10.89	Credit Agreement, dated April 6, 2011, between Hoku Corporation and Industrial and Commercial Bank of China, Ltd., New York Branch	8-K	000-51458	10.1	4/7/11

10.90††	Amended and Restated Sales Agreement, dated February 28, 2011, between Evonik Degussa Corporation and Hoku Materials, Inc.	10-K	000-51458	10.90	07/15/11

16.1	Letter from Ernst & Young LLP, dated December 3, 2010, to the United States Securities and Exchange Commission	8-K	000-51458	16.1	12/03/10

21.1	Subsidiaries of Hoku Corporation	10-K/A	000-51458	21.1	7/29/09

23.1	Consent of independent registered public accounting firm	10-K	000-51458	23.1	07/15/11

23.2	Consent of independent registered public accounting firm	10-K	000-51458	23.2	07/15/11

24.1	Power of Attorney (included in signature page)	10-K	000-51458		07/15/11

31.1	Form 10-K/A Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Form 10-K/A Certification required of Chief Financial officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1#	Form 10-K/A Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

32.2#	Form 10-K/A Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

13

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

14