Form 10-Q
period 2011-09-30
Hoku Corp
filed 2011-11-25
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.

Commission File Number: 000-51458

HOKU CORPORATION
(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	99-0351487 (I.R.S. Employer Identification No.)
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

Common Stock, par value $0.001 per share, outstanding as of October 31, 2011: 54,911,863

-i-

PART I.            FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

HOKU CORPORATION AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS
  (in thousands, except share data)

	September 30, 2011	March 31, 2011
Assets
Cash and cash equivalents	$3,201	$18,355
Restricted cash	758	–
Accounts receivable	2,752	548
Inventory	1,670	758
Costs of uncompleted contracts	1,548	128
Prepaid expenses	638	531
Total current assets	10,567	20,320

Deferred cost of financing	580	792
Property, plant and equipment, net	579,491	481,481
Total assets	$590,638	$502,593

Liabilities and Equity
Accounts payable and accrued liabilities	$47,008	$27,149
Deferred revenue	2,467	72
Customer deposits	81,222	25,278
Related party notes payable, net – current	47,064	–
Notes payable – current	63,300	–
Other current liabilities	758	467
Total current liabilities	241,819	52,966

Related party notes payable, net	–	43,593
Notes payable	209,750	194,295
Long-term customer deposits	58,758	114,922
Total liabilities	510,327	405,776

Commitments and Contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued and outstanding as of September 30, 2011 and March 30, 2011.	-	-
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 54,911,864 and 54,970,255 shares as of September 30, 2011 and March 30, 2011, respectively.	55	55
Warrants for 11,196,581 and 10,000,000 shares of common stock as of September 30, 2011 and March 30, 2011, respectively.	14,269	12,884
Additional paid-in capital	115,803	115,500
Accumulated deficit	(50,555)	(32,438)
Total Hoku Corporation stockholders’ equity	79,572	96,001
Noncontrolling interest	739	816
Total equity	80,311	96,817
Total liabilities and equity	$590,638	$502,593

  See accompanying notes to consolidated financial statements.

HOKU CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Service and license revenue	$1,888	$1,185	$2,220	$2,115
Product revenue	–	–	154	–
Total revenue	1,888	1,185	2,374	2,115

Cost of service and license revenue	1,714	852	1,907	1,417
Cost of product revenue	–	–	150	–
Total cost of revenue	1,714	852	2,057	1,417

Gross margin	174	333	317	698

Operating expenses:
Selling, general and administrative (1)	8,043	2,250	18,367	5,456
Total operating expenses	8,043	2,250	18,367	5,456

Loss from operations	(7,869)	(1,917)	(18,050)	(4,758)

Interest and other income (loss)	–	(48)	1	138
Net loss	(7,869)	(1,965)	(18,049)	(4,620)

Net income attributable to the noncontrolling interest	(48)	(46)	(68)	(74)

Net loss attributable to Hoku Corporation	$(7,917)	$(2,011)	$(18,117)	$(4,694)

Basic net loss per share attributable to Hoku Corporation	$(0.14)	$(0.04)	$(0.33)	$(0.09)

Diluted net loss per share attributable to Hoku Corporation	$(0.14)	$(0.04)	$(0.33)	$(0.09)

Shares used in computing basic net loss per share	54,872,029	54,659,425	54,868,400	54,620,643

Shares used in computing diluted net loss per share	54,872,029	54,659,425	54,868,400	54,620,643

(1) Includes stock-based compensation and non-cash expense from issuance of warrant as follows:
Selling, general and administrative	158	259	1,699	580

See accompanying notes to consolidated financial statements

HOKU CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(18,049)	$(4,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127	101
Stock-based compensation	314	587
Non-cash expense from issuance of warrant	1,385	–
Changes in operating assets and liabilities:
Accounts receivable	(2,204)	16
Costs of uncompleted contracts	(1,420)	(329)
Inventory	(912)	(3)
Prepaid expenses	(108)	502
Accounts payable and accrued liabilities	4,156	673
Deferred revenue	2,395	355
Other current liabilities	281	(102)

Net cash used in operating activities	(14,035)	(2,820)

Cash flows from investing activities:
Payment of property, plant and equipment expenditures	(78,505)	(73,184)
Net cash used in investing activities	(78,505)	(73,184)

Cash flows from financing activities:
Distributions to noncontrolling interest	(145)	(2,679)
Net proceeds from notes payable	78,668	73,300
Payment of financing costs	(159)	–
Costs related to Tianwei investment	–	(88)
Exercise of common stock options	–	1
Customer deposits received (refunded)	(220)	9,900
Increase in restricted cash	(758)	–
Net cash provided by financing activities	77,386	80,434
Net increase (decrease) in cash and cash equivalents	(15,154)	4,430
Cash and cash equivalents at beginning of period	18,355	6,962
Cash and cash equivalents at end of period	$3,201	$11,392
Supplemental disclosure of non-cash activities:
Amortization of debt discount and deferred financing cost capitalized as property, plant and equipment	$3,817	$2,981
Acquisition of property and equipment through accounts payable and accrued liabilities, including accrued capitalized interest	15,703	27,318

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

The Company has incurred operating losses in recent years as the Company has redirected its efforts to focus on the development of its polysilicon and solar businesses.  The Company's current operating plan anticipates raising cash over the next year through a combination of debt and/or equity offerings and possibly new customer contracts to enable the continued construction of the Polysilicon Plant.  Tianwei New Energy Holdings Co., Ltd., or Tianwei, the Company’s majority shareholder has committed to provide the Company financial support for its ongoing operations, planned capital expenditures and debt service requirements until at least April 1, 2012.  In addition, Tianwei has provided standby letters of credit as collateral for the Company’s third party debt with a principal amount of $273 million at September 30, 2011.

Under the terms of all of the Company's supply agreements, the failure to deliver polysilicon by the stated delivery dates will allow the customers to terminate the supply agreements, require the repayments of the deposits under the agreements, which in the aggregate amount to $140 million at September 30, 2011, and which in turn could result in an event of default under the Company's existing credit agreements with its third party lenders. The event of default under the Company's existing credit agreements could result in its lenders accelerating repayment of the Company's third party debt, which the Company does not have the wherewithal to repay. To the extent that the third party lenders accelerate repayment of the debt, Tianwei has provided a letter of commitment to the Company that it would not demand repayment from the Company until the original due dates of the third party credit agreement ranging from May 2012 through October 2016.

If the Company is unable to generate revenue or secure additional financing, the Company will be forced to curtail construction of the Polysilicon Plant.

(c)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, after elimination of significant intercompany amounts and transactions, and Hoku Solar Power I LLC, or Power I, because the Company has the controlling financial interest of Power I.  As of September 30, 2011 and March 31, 2011, the total assets of Power I were $5.9 million and $6.0 million, respectively, and were mainly comprised of cash, accounts receivable, and property, plant and equipment.  As of September 30, 2011 and March 31, 2011, the total liabilities of Power I were $873,000 and $882,000, respectively, and were mainly comprised of accounts payable and accrued liabilities.  These balances are reflected in the consolidated financial statements with intercompany transactions eliminated.

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

(f)	Restricted Cash

As of September 30, 2011, the Company had restricted cash of $758,000, which primarily relates to cash held as collateral for certain standby letters of credit.   All interest received on these deposits is also recorded to restricted cash.

(g)	Cost of Uncompleted Contracts

Cost of uncompleted contracts represents costs incurred for services performed and/or materials used towards completing a customer contract. Based on the Company’s revenue recognition policy, the costs incurred for services and/or materials can be recognized as contract costs, and revenues are recognized based on the completion percentage of each contract after considering the costs incurred and current estimate of remaining costs to complete the installation. As of September 30, 2011 and March 31, 2011, costs of uncompleted contracts were approximately $1,548,000 and $128,000, respectively, related to PV system installation contracts.

(h)	Guarantees and Indemnifications

The Company has entered into PV system installation contracts which warrant the installation against defects in workmanship, generally for a period of one to five years from the date of installation.  There were no accruals for or expenses related to the warranties for any period presented.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in that capacity.  The term of the indemnification period is equal to the officer’s or director’s lifetime.  The Company has also entered into additional indemnification agreements with its officers and directors in connection with its initial public offering.  The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid.  The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2011 and March 31, 2011.

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

(i)	Reclassification

Certain amounts in the consolidated financial statements have been reclassified to conform to current period presentation. Specifically, in the consolidated statements of cash flows for the six month period ended September 30, 2010, the line items for purchases of and proceeds from maturities of short-term investments were removed to exclude activity for cash equivalents.

(2)	Fair Value of Assets and Liabilities

As of September 30, 2011 and March 31, 2011, the Company held the following assets that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of September 30, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents	$553	$553	$—	$—
Total assets measured at fair value	$553	$553	$—	$—

	Fair Value Measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,949	$1,949	$—	$—
Total assets measured at fair value	$1,949	$1,949	$—	$—

The interest rates of the Company’s credit agreements reset on a quarterly basis based on fluctuations in the LIBOR rate.  Accordingly, the fair value of the notes payable approximates the carrying value as of September 30, 2011 and March 31, 2011.

There were no assets or liabilities that are required to be measured at fair value on a non-recurring basis.

(3)	Property, Plant and Equipment

As of September 30, 2011 and March 31, 2011, property, plant and equipment consisted of the following:

	September 30, 2011	March 31, 2011
	(in thousands)
Construction in progress – Idaho plant and equipment	$557,884	$460,516
Electrical substation	17,983	17,983
PV solar systems	3,260	3,260
Production equipment	234	108
Office equipment and furniture	771	147
Automobile	184	165

	580,316	482,179
Less accumulated depreciation and amortization	(825)	(698)

Property, plant and equipment, net	$579,491	$481,481

Long-lived assets, such as property, plant, and equipment, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset be tested for impairment, the Company first compares undiscounted cash flows expected to be generated by that asset over its life to its carrying amount. If the carrying amount of the long-lived asset is not recoverable from future undiscounted cash flows, the Company must determine the fair value of the asset. Fair value is determined through various valuation techniques including discounted cash flow models and quoted market prices for comparable assets.  If the carrying value exceeds the fair value, an impairment loss is recognized.

During the quarter ended September 30, 2011, the Company observed a significant decline in the market prices for solar-grade polysilicon, caused by an overall softening of demand in the solar materials supply chain. The Company concluded that the decline in the price in solar-grade polysilicon represented an event that indicates that the value of its polysilicon plant may not be recoverable.  As of September 30, 2011, the carrying value of the polysilicon plant was approximately $576 million. The Company prepared an undiscounted cash flow model to assess the recoverability of the polysilicon plant, which required the use of various inputs and assumptions over future periods.  In its analysis, the Company evaluated the following key assumptions in determining whether the carrying value of the polysilicon plant exceeded the expected future undiscounted cash flows:

•	total costs to complete construction, including capitalized interest;
•	an expected useful life of the polysilicon plant of 30 years;
•	the projected costs to replace equipment during the life of the polysilicon plant;
•	an expected weighted average cost to produce polysilicon;
•	an expectation that substantially all polysilicon will be sold either to third parties or the Company’s parent company, Tianwei; and
•	the weighted average sales price of polysilicon based on contractual prices and estimated market prices over the estimated 30 year life of the polysilicon plant.

In developing these assumptions, the Company considered the expected operating results based upon internal projections and engineering analyses. As of September 30, 2011, the sum of the expected future undiscounted cash flows from the polysilicon plant exceeded its carrying amount by a narrow margin; therefore the Company concluded the carrying amount of the plant is recoverable.

For the undiscounted cash flow model prepared on September 30, 2011, the Company estimated the weighted average sales price of polysilicon based on contractual prices  and average  market prices of approximately $40 per kilogram over the estimated 30 year life of the polysilicon plant.  The market prices for solar-grade polysilicon have declined significantly since September 30, 2011, and the Company estimates the average market price is approximately $34 per kilogram in November 2011.  The Company has concluded that this further decline in the price of solar-grade polysilicon represented an event that may indicate that the carrying amount of the polysilicon plant may not be recoverable.  The Company is in the process of determining the effect of this recent further decline in the market price for solar-grade polysilicon and believes it could result in the carrying value of the polysilicon plant exceeding the estimated future undiscounted cash flows.  The Company is in the process of updating the undiscounted cash flow model that was prepared as of September 30, 2011, for changes in assumptions since September 30, 2011.   If the model indicates that the carrying amount exceeds the expected undiscounted cash flows, the Company will be required to determine the fair value of the polysilicon plant using valuation techniques such as discounted cash flow models and quoted market prices for comparable assets. If the results of the determination of fair value indicate that the carrying amount of the polysilicon plant exceeds the fair value it could result in a material impairment loss during the fiscal third quarter.

In addition to declines in the market prices of polysilicon, certain other events or changes in circumstances in the future may also indicate that the carrying amount of the polysilicon plant may not be recoverable. Such events or circumstances include, but are not limited to, a change in expected demand for polysilicon, an increase in construction costs, a decrease in the expected life of the polysilicon plant, an increase in projected costs to replace equipment, an increase in the expected production cost, and/or a decrease in the production capacity.

During the six months ended September 30, 2010, the Company reduced the cost of the PV systems owned by Hoku Solar Power I by $2.3 million as a result of federal grants received under Section 1603 of the American Recovery and Reinvestment Act of 2009, which provides cash incentives for wind and solar project investments.

During the six month period ended September 30, 2011, the Company capitalized interest during construction of $13.4 million, comprised of interest charges of $9.6 million and amortization of discount and deferred financing costs of $3.8 million.  During the six month period ended September 30, 2010, the Company capitalized interest during construction of $5.7 million, comprised of interest charges of $2.0 million, amortization of discount and deferred financing costs of $3.6 million, and stock based compensation of $84,000.

(4)	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were comprised of the following:

	September 30, 2011	March 31, 2011
	(in thousands)
Accounts payable	$28,192	$13,720
Accrued liabilities	18,816	13,429
Total accounts payable and accrued liabilities	$47,008	$27,149

The following table summarizes the composition of accounts payable and accrued liabilities between capital and operating expenditures:

	September 30, 2011	March 31, 2011
	(in thousands)
Capital expenditures	$41,775	$26,072
Operating expenditures	5,233	1,077
Total accounts payable and accrued liabilities	$47,008	$27,149

The capital expenditures pertain primarily to the construction of the Polysilicon Plant and equipment additions related to the Polysilicon Plant.

(5)	Customer Deposits

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

As of September 30, 2011 and March 30, 2011, the Company had $140.0 million and $140.2 million, respectively, related to prepayments received under its various polysilicon supply agreements.  In December 2009, the investment transaction with Tianwei was completed and the existing polysilicon supply agreements were amended such that $50.0 million of an aggregate of $79.0 million in secured prepayments previously paid by Tianwei to the Company was converted  into shares of the Company’s common stock.  The prepayments which are expected to be applied to deliveries one year subsequent to the balance sheet date have been reflected in the consolidated balance sheets as long-term customer deposit.

Under the terms of the various long-term polysilicon supply agreements with its customers, the Company is generally required to refund these prepayments, in each case, if the customer terminates the respective supply agreement under certain circumstances, which generally include, but are not limited to, bankruptcy, failure to commence shipments of polysilicon by specified dates, repeated failure to deliver a specified quality of product, and/or failure to meet other milestones.  Through September 30, 2011, the Company refunded $220,000 of customer deposits in accordance with the amended polysilicon supply agreements.

The Company did not commence delivery of polysilicon to Alex, SolarOne or Suntech in accordance with its agreements, which provided these customers with the right to terminate the agreements and require repayment of a $20.0 million, $49 million, and $2 million prepayment, respectively.  The Company has granted security interests to each of its customers in all of the Company’s tangible and intangible assets related to its polysilicon business to serve as collateral for the Company’s obligation to repay the remaining amount of each of its customer’s respective prepayments made as of the date of any termination that has not been applied to the purchase price of polysilicon previously delivered under the respective contract.  Such security interests are subordinated to bank financings.

The following is a summary of prepayments received as of September 30, 2011 and March 31, 2011:

Customer	September 30, 2011	March 31, 2011
	(in thousands)
Hanwha SolarOne, formerly Solarfun Power Hong Kong Ltd.	$49,000	$49,000
Tianwei New Energy (Chengdu) Wafer Co., Ltd.	29,000	29,000
Wealthy Rise International, Ltd. (Solargiga)	20,200	20,200
Jinko Solar Co., Ltd.	19,780	20,000
Shanghai Alex New Energy Co., Ltd.	20,000	20,000
Wuxi Suntech Power Co., Ltd.,	2,000	2,000
	$139,980	$140,200

Based on existing terms of the various long-term polysilicon supply agreements, the $140 million of customer prepayments would be credited against future product deliveries in the years ending September 30, 2012 through 2016 and thereafter as indicated in the following table.

Application of
Customer Deposits
Year ending September 30,	(in thousands)
2012	$81,222
2013	11,950
2014	11,700
2015	5,300
2016	5,300
Thereafter	24,508
$139,980

(6)	Notes Payable and Warrants

(a)	Notes Payable

China Merchants Bank – New York Branch
In May 2010, the Company entered into a $20.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (2.81% at September 30, 2011) or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by May 2012. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of September 30, 2011, the entire $20.0 million was outstanding.

In August 2010, the Company entered into two credit agreements with the New York branch of China Merchants Bank Co., Ltd. to borrow $10.0 million and $5.0 million.  The loans under these credit agreements are secured by standby letters of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (2.79% for the $10.0 million credit agreement and 2.81% for the 5.0 million credit agreement at September 30, 2011) or, if the Company elects, any portion of the loans that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by August 2012. The Company also entered into reimbursement agreements with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of September 30, 2011, the entire $15.0 million was outstanding.

In September 2010, the Company entered into a $10.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (2.85% at September 30, 2011) or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by September 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of September 30, 2011, the entire $10.0 million was outstanding.

In October 2010, the Company entered into a $13.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The Company received the entire $13.0 million under this credit agreement, which is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (2.75% at September 30, 2011) or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by October 2013.  The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of September 30, 2011, the entire $13.0 million was outstanding.

In December 2010, the Company entered into a $10.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The Company received the entire $10.0 million under this credit agreement, which is secured by cash collateral of 110% of the principal amount of the credit agreement in Renminbi provided by Tianwei.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (2.85% at September 30, 2011) or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by December 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with providing the cash collateral.  As of September 30, 2011, the entire $10.0 million was outstanding.

China Construction Bank – New York Branch
In June 2010, the Company entered into a $28.3 million credit agreement with the New York branch of China Construction Bank.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei and issued by the Sichuan branch of China Construction Bank in favor of the New York branch.  The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 1.875% (between 2.12% and 2.17% at September 30, 2011) or, if the Company elects, and if the bank agrees, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the highest “Prime Rate” as published in the “Money Rates” column of the Eastern Edition of the Wall Street Journal from time to time.  The principal amount and any unpaid interest thereon must be paid in full by June 2012. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of September 30, 2011, the entire $28.3 million was outstanding.

China Construction Bank – Singapore Branch
In October 2010, the Company entered into a $29.0 million credit agreement with the Singapore branch of China Construction Bank.  The Company received the entire $29.0 million under this credit agreement which is secured by standby letters of credit drawn by Tianwei in Chengdu, China and issued to China Construction Bank Corporation, Sichuan Branch in favor of China Construction Bank – Singapore Branch.   The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (between 2.25% and 2.27% at September 30, 2011).   The principal amount and any unpaid interest thereon must be paid in full by September 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit. As of September 30, 2011, the entire $29.0 million was outstanding.

Industrial and Commercial Bank of China – New York Branch
In December 2010, the Company entered into a $15.5 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd.  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $17.0 million.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.6% (2.96% at September 30, 2011).  The principal amount and any unpaid interest thereon must be paid in full by December 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of September 30, 2011, the entire $15.5 million was outstanding.

In January 2011, the Company entered into a $19.5 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd.  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $22.0 million.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.6% (2.85% at September 30, 2011).  The principal amount and any unpaid interest thereon must be paid in full by January 2014. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.   As of September 30, 2011, the entire $19.5 million was outstanding.

In April 2011, the Company entered into a $15.0 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd., New York Branch (the “Lender”).  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $16.5 million.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.7% (2.95% at September 30, 2011).  The principal amount and any unpaid interest of the loan must be paid in full by April 6, 2014 or the tenth business day prior to the date on which the letter of credit expires or otherwise terminates, whichever is earlier.  The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of September 30, 2011, the entire $15.0 million was outstanding.

In June 2011, the Company entered into a $24.7 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd., New York Branch (the “Lender”).  The loan is secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of not less than $30.1 million.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 3.8% (4.13% at September 30, 2011).  The principal amount and any unpaid interest of the loan must be paid in full by June 2, 2016 or the tenth business day prior to the date on which the letter of credit expires or otherwise terminates, whichever is earlier.  The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of September 30, 2011, the entire $24.7 million was outstanding.

In September 2011, the Company entered into a $10.0 million credit agreement with the New York Branch of Industrial and Commercial Bank of China LTD., New York Branch.  The loans are secured by a standby letter of credit issued by Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the Lender and which has an aggregate drawable amount of not less than $11 million.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.5% (2.84% at September 30, 2011).  The principal amount and any unpaid interest of the loan must be paid in full by September 1, 2014 or the tenth business day prior to the date on which the standby letter of credit expires or otherwise terminates, whichever is earlier. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of September 30, 2011, the entire $10.0 million was outstanding.

CITIC Bank International Limited – New York Branch
In February 2011, the Company entered into a $19.0 million credit agreement with the New York Branch of CITIC Bank International Limited.  The Company can receive up to $19.0 million of the loan which is secured by standby letters of credit issued by China Branch of CITIC Bank International Limited and procured by Tianwei in favor of CITIC Bank International Limited.  The loans will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.5% (2.81% at September 30, 2011).  The principal amount and any unpaid interest thereon must be paid in full by January 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.   The Company borrowed $8.9 million, $7.0 million and $2.0 million in May, March and February 2011, respectively.  As of September 30, 2011, $18.1 million was outstanding.

Bank of China – New York Branch
In February 2011, the Company and its subsidiary Hoku Materials entered into a credit agreement with the New York Branch of Bank of China that provides for one or more revolving loans in an aggregate principal amount not to exceed the lesser of (i) $30.0 million or (ii) the aggregate amount of the letters of credit procured by Tianwei.  As of March 31, 2011, Tianwei has procured a letter of credit issued by the Sichuan Branch of Bank of China in favor of the lender.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.4% (between 2.65% and 2.73% at September 30, 2011).  The principal amount of the loans and any unpaid interest must be paid in full by the earlier of (i) February 25, 2014 or (ii) the 15th business day prior to the date on which the letters of credit expires or terminates.  The Company may prepay the loans, in whole or in part, at any time without penalty. The Company also entered into a reimbursement agreement with Tianwei pursuant to which it agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of September 30, 2011, the entire $30.0 million was outstanding.

In August 2011, the Company and its subsidiary Hoku Materials, Inc. entered into a Credit Agreement with the New York Branch of Bank of China that provides for one or more revolving loans in an aggregate principal amount not to exceed the lesser of (i) $15.0 million or (ii) the aggregate amount of the letters of credit procured by Tianwei.  As of August 22, 2011, Tianwei has procured a standby letter of credit issued by the Sichuan Branch of Bank of China in favor of the.  The Loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.5% (between 2.79% and 2.82% at September 30, 2011).  The principal amount of the Loans and any unpaid interest thereon must be paid in full by (i) August 16, 2016 or the (ii) 15th business day prior to the date on which the letters of credit expires or terminates. The Company may prepay the Loans, in whole or in part, at any time without penalty. The Company also entered into a reimbursement agreement with Tianwei pursuant to which it agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of September 30, 2011, the entire $15.0 million was outstanding.
(b)	Related Party Notes Payable, net

Tianwei New Energy Holding Co. Ltd.
As of September 30, 2011, the Company has $50.0 million in notes payable to Tianwei. The Company received the first tranche of $20.0 million in January 2010 and received the second tranche of $30.0 million in March 2010.  The notes bear an annual interest rate of 5.94% and have a term of two years.  Pursuant to the loan agreement, the Company has pledged a security interest in all of its assets to Tianwei.  The $20.0 million and $30.0 million in loan proceeds become due in January and March 2012, respectively, with no penalty for earlier prepayment of principal, and interest payments are due quarterly.  Tianwei has agreed to extend the due dates of these loans and will not require the repayment of these loans until subsequent to April 2012.

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

The Company recorded approximately $1.2 million in transaction costs and $12.9 million of related fair value of the warrants as deferred costs of debt financing totaling $14.1 million.  Accordingly, $12.9 million was reclassified as a discount on the debt and $1.2 million was deferred as cost of debt financing.  The deferred cost of debt financing and discount on the debt will be amortized over the two year term of the $50.0 million in notes payable, using the effective interest method, and capitalized as construction in progress related to the polysilicon production facility.  As of September 30, 2011 and March 31, 2011, the carrying value of the $50.0 million in notes payable was $47.1 million and $43.6 million, respectively, net of the respective unamortized discounts of $2.9 million and $6.4 million.

Based on existing terms of the various credit agreements, the Company’s notes payable balances would be required to be repaid in the years ending September 30, 2012 through 2016 as indicated in the following table.

Year ending September 30,	(in thousands)
2012	$113,300
2013	70,050
2014	100,000
2015	—
2016	39,700
323,050
Unamortized discount	(2,936)
$320,114

Under the terms of all of the Company's supply agreements, the failure to deliver polysilicon by the stated delivery dates will allow the customers to terminate the supply agreements, require the repayments of the deposits under the agreements, which in turn could result in an event of default under the Company's existing credit agreements with its third-party lenders.  If the Company is determined to be in default, its lenders will have the right to declare the outstanding principal and unpaid interest thereon due and payable.  The third party credit agreements are all secured by standby letters of credit drawn by the Company's majority shareholder, Tianwei, as collateral. To the extent that the third party lenders accelerate repayment of the debt, Tianwei has provided a letter of commitment to the Company that it would not demand repayment from the Company until the original due dates of the third party credit agreements ranging from May 2012 to August 2016.

(7)	Total Equity

Changes in total equity for the six months ended September 30, 2011 were as follows (in thousands):

	Hoku Corporation Shareholders’ Equity
	Common		Additional Paid-In	Accumulated	Noncontrolling	Total	Comprehensive
	Stock	Warrant	Capital	Deficit	Interest	Equity	Loss
Balance as of March 31, 2011	$55	$12,884	$115,500	$(32,438)	$816	$96,817	—
Distributions to noncontrolling interest					(145)	(145)
Net income (loss)				(18,117)	68	(18,049)	(18,049)
Stock-based compensation			303			303
Issuance of warrant to Solargiga		1,385				1,385
Balance as of September 30, 2011	$55	$14,269	$115,803	$(50,555)	$739	$80,311	$(18,049)

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

In June 2011, as part of the amended supply agreement with Solargiga, the Company granted to Solargiga a warrant to purchase 1,196,581 shares of the Company’s common stock. The terms of the warrant include: (i) a per share exercise price equal to $2.75; (ii) a five year term; and (iii) immediately exercisable. The accounting of the warrant was based on the fair value of the warrant at the date of grant and was estimated to be $1.4 million, using the Black-Scholes option pricing model.  The issuance of the warrant is reflected in the Company’s statement of operations for the six month period ended September 30, 2011 as a non-cash operating expense.
(8)	Income Taxes

Income taxes are accounted for under the asset and liability method, which establishes financial accounting and reporting standards for income taxes. The Company recognizes federal and state current tax liabilities based on its estimate of taxes payable to or refundable by each tax jurisdiction in the current fiscal year.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company records a valuation allowance to reduce deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company continues to provide a full valuation allowance against its net deferred tax assets as of September 30, 2011.
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

The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the denominator used in the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to Hoku Corporation	$(7,917)	$(2,011)	$(18,117)	$(4,694)
Denominator:
Weighted average shares of common stock (basic)	54,872,029	54,659,425	54,868,400	54,620,643

Effect of Dilutive Securities
Add:
Weighted average stock options	—	—	—	—

Weighted average shares of common stock (diluted)	54,872,029	54,659,425	54,868,400	54,620,463

Basic net loss per share attributable to Hoku Corporation	$(0.14)	$(0.04)	$(0.33)	$(0.09)

Diluted net loss per share attributable to Hoku Corporation	$(0.14)	$(0.04)	$(0.33)	$(0.09)

The basic weighted average shares of common stock for the three and six months ended September 30, 2011 and 2010 excludes unvested restricted shares of common stock.

During the three and six months ended September 30, 2011, potential dilutive securities included options to purchase 49,999 shares of common stock, at prices ranging from $0.15 to $0.38 per share.  During the three and six months ended September 30, 2010, potential dilutive securities included options to purchase 209,460 shares of common stock, at prices ranging from $0.075 to $2.92 per share in both periods.  During the three and six month periods ended September 30, 2011, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share, due to the Company’s net loss for both periods.

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

During the six months ended September 30, 2011, the Company made payments to S&W of $577,000, and as of September 30, 2011, the Company had paid S&W an aggregate amount of $60.7 million.  As of September 30, 2011, all work under the aforementioned agreements and change orders has been completed.

JH Kelly LLC . In August 2007, the Company entered into a Cost Plus Incentive Contract with JH Kelly LLC, or JH Kelly, for construction services for the construction of the Polysilicon Plant, which was amended in October 2007, by Change Order No. 1, and again in April 2008 by Change Order No. 2, again in March 2009 by Change Order No. 3, and again in September 2009 by Change Order No. 4, which are collectively the JH Kelly Construction Agreement. Under the JH Kelly Construction Agreement, JH Kelly agreed to provide the construction services as the Company’s general contractor for the construction of the Polysilicon Plant with a production capacity of 4,000 metric tons per year. The target cost for the services to be provided under the JH Kelly Construction Agreement is $165.0 million, including up to $5.0 million of incentives that may be payable.

Pursuant to Change Order No. 5, the Company agreed among other things: (i) to confirm the plan for JH Kelly to complete construction of the Polysilicon Plant and (ii) set-up a payment schedule relating to outstanding invoices that the Company owed to JH Kelly and any additional expenses that JH Kelly incurred relating to the construction of the Polysilicon Plant.

During the six months ended September 30, 2011, the Company made payments to JH Kelly of $41.4 million, and as of September 30, 2011, the Company had paid JH Kelly an aggregate amount of $225.5 million. As of September 30, 2011, all work under the aforementioned contract and change orders has been completed.

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

During the six months ended September 30, 2011, the Company made no payments to Dynamic, and as of September 30, 2011, the Company had paid Dynamic an aggregate amount of $8.4 million. As of September 30, 2011, all work under the aforementioned agreement has been completed.

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

As of September 30, 2011, the Company received 16 polysilicon reactors and eight hydrogenation reactors, and related equipment from GEC and MSA, at the Polysilicon Plant, and all of these reactors have been assembled and put into place on the Polysilicon Plant’s production floor.

During the six months ended September 30, 2011, the Company made payments to GEC and MSA of 495,000 Euros or $704,000, and as of September 30, 2011, the Company had paid GEC and MSA an aggregate amount of 19.5 million Euros or $27.4 million.

Idaho Power Company .  The Company entered into an Electric Service Agreement with Idaho Power, or the ESA, for the supply of electric power and energy to the Company for use in the Polysilicon Plant, subject to the approval of the Idaho Public Utilities Commission, or the PUC. The term of the ESA is four years, beginning in June 2009 and expiring in May 2013. During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to the Company at certain fixed rates, which are subject to change only by action of the PUC.  After the initial term of the ESA expires, either the Company or Idaho Power may terminate the ESA without prejudice.  If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to the Company.  As of September 30, 2011, the Company was contractually obligated to pay approximately $67.1 million to Idaho Power over the term of the ESA.

During the six months ended September 30, 2011, the Company made payments to Idaho Power of $9.6 million pursuant to the ESA.

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

During the six months ended September, 2011, the Company made payments to PVA of $2.3 million, and as of September 30, 2011, the Company had paid PVA an aggregate amount of $6.3 million. As of September 30, 2011, the slim rod pullers and float zone crystal pullers have been delivered and accepted.

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

The aggregate net value of the TCS to be purchased under the amended agreement during the term is approximately $13.5 million. As of September 30, 2011, the Company paid Evonik an aggregate amount of $100,000.

If the Company is unable to secure additional financing to complete the construction of the Polysilicon Plant, the Company would need to curtail construction of the Polysilicon Plant.  If the Company elects to curtail construction, it would not be able to produce its own polysilicon to meet the delivery requirements under certain polysilicon agreements.  The Company was required to make polysilicon deliveries beginning in June.  The Company did not make any shipments by September 30, 2011, and is in discussions with its customers regarding a possible amendment of the agreements.  During fiscal 2012, the Company estimates that it may need to purchase between 300 to 500 metric tons of polysilicon to meet the minimum delivery requirements of its polysilicon contracts.  The revenue from the 300 to 500 metric tons that the Company may need to deliver during fiscal 2012 may result in a loss on the subsequent sale of polysilicon under the current polysilicon agreements.  As of September 30, 2011, the Company has not entered into any agreements to purchase polysilicon.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(amounts in thousands)
Revenue:

Hoku Solar	$1,888	$1,185	$2,374	$2,104
Hoku Materials	—	—	—	11

Total consolidated revenue	$1,888	$1,185	$2,374	$2,115

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(amounts in thousands)
Income (loss) from operations:
Hoku Solar	$(231)	$86	$(410)	$170
Hoku Materials	(7,638)	(2,003)	(17,640)	(4,928)

Total consolidated loss from operations	$(7,869)	$(1,917)	$(18,050)	$(4,758)

The reconciliation of segment operating results to the Company’s consolidated totals was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
	(amounts in thousands)
Consolidated loss from operations	$(7,869)	$(1,917)	$(18,050)	$(4,758)
Interest and other income (loss)	—	(48)	1	138
Net income attributable to noncontrolling interest	(48)	(46)	(68)	(74)

Net loss attributable to Hoku Corporation	$(7,917)	$(2,011)	$(18,117)	$(4,694)

The Company allocates its assets to its business units based on the primary business units benefiting from the assets.  Unallocated assets are composed primarily of cash and cash equivalents and office equipment and furniture.  Capital additions for the Hoku Materials business unit primarily relate to construction in progress.

	September 30, 2011	March 31, 2011
Identifiable assets:	(in thousands)
Hoku Solar	$8,935	$4,356
Hoku Materials	580,730	497,337
Unallocated assets	973	900

	$590,638	$502,593

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

The following discussion should be read in conjunction with our financial statements and the related notes contained elsewhere in this Quarterly Report on Form 10-Q and with our financial statements and notes thereto for the fiscal year ended March 31, 2011, contained in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on July 15, 2011, as amended by Forms 10-K/A filed with the SEC on July 29, 2011 and August 17, 2011.

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

In September 2010, we elected to discontinue the operations of Hoku Fuel Cells.  However, we will maintain ownership of our intellectual property including patents.

Hoku Materials

Construction Update

Hoku Materials was incorporated to manufacture polysilicon, a key material used in PV modules. In May 2007, we commenced construction of our planned Polysilicon Plant which would be capable of producing up to 4,000 metric tons of polysilicon per year. We previously estimated the total cost for construction of approximately $410 million; however, we have determined that the total costs will be greater than our previous estimates.  We have incurred $576 million in capital expenditures as of September 30, 2011.  We are currently commissioning the 2,500 metric ton plant, and we expect that it will cost approximately $700 million to add on-site trichlorosilane, or TCS production and increase our annual production capacity to 4,000 metric tons.

The primary driver of the increase in costs is related to our engineering and construction contracts first signed in 2007 as they are cost-plus contracts, rather than lump sum, or fixed cost contracts.  As such, there was no guaranteed maximum cost.  In addition, the estimated total cost increased in part by the fact that the construction schedule was expected to be approximately two years, but has instead been spread over more than four years with numerous starts and stops as a result of earlier challenges obtaining adequate financing in a timely manner.  Furthermore, construction of the Polysilicon Plant commenced prior to the completion of the detailed engineering work, which caused numerous changes in the design of the facility, further contributing to the increase in delays and construction costs.  In addition, to enable future expansion, we over-designed certain areas of our plant to accommodate future expansion, which increased our upfront engineering, construction, and equipment costs.  In an effort to control costs, we have strengthened our internal management team to enable more detailed reviews and audits of all project expenses, and we have entered into new lump sum construction and engineering contracts, while phasing out work under our 2007 cost-plus contracts.  Any significant increase in the cost to complete the Polysilicon Plant could have a material adverse effect on our business, financial condition and results of operations.

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

We are actively commissioning the Polysilicon Plant, and contingent on securing additional financing, we expect to commission our reactors capable of producing 2,500 metric tons of polysilicon per annum.  However, in view of current market conditions that have depressed polysilicon prices throughout the solar industry, we are evaluating a plan to delay commercial production in favor of accelerating the expansion of our production capacity to 8,000 metric tons per year.

In order to avoid price adjustments and/or breaching our supply contracts, we may purchase polysilicon from third parties if we do not produce sufficient amounts to meet our customer obligations.  We estimate that we will need to purchase between 300 to 500 metric tons of polysilicon during fiscal 2012 to avoid any breaches of our contracts.  As of November 2011, we have not entered into any agreements to purchase polysilicon; however the current spot market prices are not significantly greater than the prices at which our customers will be obligated to pay us.

During the three months ended September 30, 2011 Hoku Materials incurred an operating loss of $7.6 million, which mainly consisted of payroll, including stock compensation, professional fees and payments made to Idaho Power pursuant to the Electric Service Agreement.  In addition, as of September 30, 2011, Hoku Materials has capitalized $575.6 million related to construction costs for the Polysilicon Plant and had received $140 million in customer deposits as prepayments under long-term polysilicon supply agreements.

Financing Update

During the three months ended September 30, 2011, we have obtained an aggregate of $25 million of debt financing through two credit agreements with Industrial and Commercial Bank of China Limited, New York Branch, and Bank of China, New York Branch, to support our operations.  In addition, in October 2011, we entered into credit agreements with Industrial and Commercial Bank of China, Limited, New York Branch and Bank of China, New York Branch to provide for an additional $13.6 million and $22.1 million, respectively, of debt financing.  These credit agreements are secured by letters of credit provided by our majority stockholder, Tianwei New Energy Holding Co. Ltd., or Tianwei.

As of September 30, 2011, we have funded approximately $534.1 million of our Polysilicon Plant.

As of September 30, 2011, we have obtained an aggregate of $274 million of debt financing through 16 bank credit agreements to support our operations.  As of September 30, 2011, the total amount outstanding under these credit agreements were $273 million.  The material terms of each credit agreement are described in more detail in Note 6 to the financial statement.

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

Upon Suntech’s termination of the agreement under certain circumstances, we are required to refund to Suntech all prepayments, which were $2.0 million as of September 30, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement for cause by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Pursuant to the agreement, we granted to Suntech a security interest in all of our tangible and intangible assets related to our polysilicon business.  This security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the Polysilicon Plant.

Hanwha SolarOne, formerly Solarfun Power Hong Kong Limited.  In November 2007, we entered into a fixed price, fixed volume supply agreement with Hanwha SolarOne, or SolarOne, formerly known as Solarfun Power Hong Kong Limited, a subsidiary of Solarfun Power Holdings Co., Ltd., for the sale of polysilicon.  As of September 30, 2011, SolarOne has paid to us $49.0 million as a prepayment for future polysilicon product deliveries, and it is obligated to pay us an additional $6.0 million in prepayments.

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

Upon SolarOne’s termination of the agreement under certain circumstances, we are required to refund to SolarOne all prepayments made as of the date of termination, which were $49.0 million as of September 30, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Pursuant to our agreement with SolarOne, we also granted to SolarOne a security interest in all of our tangible and intangible assets related to our polysilicon business.  This security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the Polysilicon Plant.

Jinko Solar Co., Ltd.

In July 2008, we entered into a supply agreement with Jinko Solar Co., Ltd., formerly known as Jiangxi Jinko Solar Co., Ltd., or Jinko, for the sale and delivery of polysilicon.  In December 2010, we amended the supply agreement under which we agreed to sell approximately 1,800 metric tons of polysilicon over a nine-year term.  The pricing under the agreement was adjusted such that it is fixed for the first five years and thereafter will vary from year to year based on market pricing and negotiations between us and Jinko.  The fixed pricing for the first five years of the supply agreement was a few dollars above the long-term contract prices then prevailing in the market and below the spot prices by a dollar amount that is in the low double digits.  We also agreed that the initial delivery date to avoid breach and termination would be extended to August 31, 2011.  We did not make any delivery by August 31, 2011.  Accordingly, we further amended the supply agreement with Jinko in September 2011.  Under this amended agreement, we agreed to sell to Jinko an aggregate of 1,600 tons of polysilicon over an eight year period. The fixed prices during the first four years are a few dollars above the long-term contract prices then prevailing in the market and below the spot prices by a dollar amount that is in the low double digits.  These prices are subject to adjustment the extent they vary from a mutually acceptable third party index.  The prices in years five through eight are to be mutually determined by us and Jinko.  If we do not deliver polysilicon in accordance with the agreed upon schedule, including the initial shipment on or before June 30, 2012, we will provide Jinko with a purchase price adjustment.  In addition, we have agreed to refund a portion of Jinko’s $20 million deposit on a monthly basis for the period from September 2011 to June 2012.  As of September 30, 2011, Jinko has paid us a total cash deposit of $19.8 million as prepayment for future product deliveries, which is net of a $220,000 refund that was remitted in September 2011.

Pursuant to the agreement, we have granted to Jinko a security interest in all of our tangible and intangible assets related to our polysilicon business.  This security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the Polysilicon Plant.

Tianwei New Energy (Chengdu) Wafer Co., Ltd. In fiscal 2009, we entered into two fixed price, fixed volume supply agreements with Tianwei New Energy (Chengdu) Wafer Co., Ltd., or Tianwei Wafer, for the sale and delivery of polysilicon. In December 2009, we amended the agreements pursuant to which we converted $50.0 million of the total $79.0 million of prepayments previously paid into shares of our common stock and reduced the price at which Tianwei Wafer purchases polysilicon by approximately 11% per year.  The amount of polysilicon to be delivered remains unchanged and Tianwei Wafer is required to pay us an additional $2.0 million in prepayments; however, the total revenue for the polysilicon to be sold by us to Tianwei Wafer has been modified such that up to approximately $418.0 million may be payable to us during the ten-year term (exclusive of amounts Tianwei Wafer may purchase pursuant to its right of first refusal), subject to acceptance of product deliveries and other conditions.  Our failure to commence shipments of polysilicon by June 2011 constituted a material breach by us under the terms of the agreement, among other circumstances.  However, in June 2011, Tianwei Wafer agreed that we are not required to commence shipments of polysilicon through the calendar year 2012 unless there is excess product available beyond our current customer commitment.

Upon Tianwei Wafer’s termination of the agreements under certain circumstances, we are required to refund to Tianwei Wafer the $29.0 million in prepayments made as of September 30, 2011 less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreements.  Upon a termination of the agreements by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreements.

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

Upon Solargiga’s termination of the agreement under certain circumstances, we are required to refund to Solargiga all prepayments made as of the date of termination, which were $20.2 million as of September 30, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Pursuant to the agreement, we have granted to Solargiga a security interest in all of our tangible and intangible assets related to our polysilicon business.  This security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the Polysilicon Plant.

Shanghai Alex New Energy Co., Ltd. In February 2009, we entered into a supply agreement with Shanghai Alex New Energy Co., Ltd., or Alex, for the sale and delivery of polysilicon.  In January 2011, we entered into Amendment No. 2 to Supply Agreement with Alex, or Amendment No. 2, which provides for a pricing adjustment such that pricing is fixed for the first three years and thereafter will vary from year to year based on market pricing and negotiations between us and Alex.  The fixed pricing for the first three years of the supply agreement was at the level of the long-term contract prices prevailing in the market at the time of the amendment and below the spot prices by a dollar amount that is in the low double digits.  Under Amendment No. 2, we have an obligation to use commercially reasonable efforts to make our first shipment to Alex by March 31, 2011, and if we did not do so within a certain number of days after the scheduled delivery date, we would provide Alex with a purchase price adjustment. As of March 31, 2011, we did not make our first shipment and as a result the purchase price was adjusted accordingly.  We also agreed that the initial delivery date to avoid breach and termination would be extended to September 2011. We did not make any shipments to Alex by the September 2011 deadline, and we are in discussions with Alex regarding a possible amendment to the supply agreement.

Upon Alex’s termination of the agreement under certain circumstances, we are required to refund to Alex all prepayments made as of the date of termination, which were $20.0 million as of September 30, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Hoku Solar

Our goal is to be a leading provider of investment grade PV systems for commercial, institutional, industrial and utility clients in Hawaii and on the U.S. mainland. We plan to continue our focus on designing, engineering and installing turnkey PV systems in Hawaii using solar modules purchased from Tianwei New Energy and from third-party suppliers.  In addition, we plan to offer project development, engineering, procurement and construction management services on the U.S. mainland for PV projects under development by Hoku, and for PV projects begin developed by third parties.

During the three months ended September 30, 2011, Hoku Solar recognized an operating loss of $240,000 from its PV system installations and sale of electricity to the Hawaii State Department of Transportation.

Tianwei Solar USA

We have established a wholly-owned subsidiary of Hoku Corporation called Tianwei Solar USA, Inc., which – beginning in the fourth calendar quarter of 2011 – will begin serving as the primary, direct reseller of Tianwei PV modules in the Americas. To support this activity, we plan to expand our presence on the U.S. mainland to encompass PV module sales personnel, operations and logistics expertise, product engineers, branding and marketing capacity, and support services including legal, finance and accounting.

We have established an office in Southern California for this module distribution business, and will initially focus on developing key sales channels within the commercial and residential segments of the distributed generation solar market.

Financial Operations Review

During three and six months ended September 30, 2011, we derived all of our revenue through PV system installation, resale of PV modules, and ancillary services related to Hoku Solar. We expect that all of our revenue will be derived through PV system installations, resale of PV modules, the sale of electricity, and the sale of polysilicon manufactured at our planned polysilicon production facility in Pocatello, Idaho.

During the three and six months ended September 30, 2011, our revenue was $1.9 million and $2.4 million, respectively, comprised of PV system installations, the resale of PV modules, and the sale of electricity.

Consolidated Results of Operations

The following analysis of the unaudited consolidated financial condition and results of operations of Hoku Corporation and its subsidiaries should be read in conjunction with the consolidated financial statements and the related notes thereto in this Quarterly Report on Form 10-Q.

Comparison of Three Months Ended September 30, 2011 and 2010

Revenue. Revenue was $1.9 million for the three months ended September 30, 2011, compared to $1.2 million for the same period in fiscal 2011.  Revenue in both periods was primarily comprised of PV system installations, the resale of PV modules and related services.

Cost of Revenue. Cost of revenue was $1.7 million for the three months ended September 30, 2011, compared to $852,000 for the same period in fiscal 2011. Cost of revenue primarily consisted of employee compensation and supplies and materials for the PV system installation, PV modules and related services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.0 million for the three months ended September 30, 2011, compared to $2.3 million for the same period in fiscal 2011.  The increase of $5.7 million was primarily due to electricity costs related to the construction of the Polysilicon Plant of $3.5 million and an increase in payroll expense of $1.7 million, which includes stock compensation.  In addition, the increase in expense included costs related to a contract termination fee of $200,000, rent  primarily for corporate, warehouse and storage facilities of $192,000, insurance of $169,000, professional fees of $138,000, and office supplies and equipment of $113,000.  There higher expenses were offset by a $451,000 decrease in costs related to a reimbursement received from the State of Idaho for training costs incurred.

Interest and Other Income/(Loss). Interest and other income was $48,000 for the three months ended September 30, 2010.  Interest and other income for the three months ended September 30, 2010 was primarily composed of a foreign currency transaction loss of $70,000 related to Euro-based invoices offset by the reversal of prior accruals for general excise tax reserves due to statute limitations of $22,000.

Comparison of Six Months Ended September 30, 2011 and 2010

Revenue. Revenue was $2.4 million for the six months ended September 30, 2011, compared to $2.1 million for the same period in fiscal 2011. Revenue in both periods was primarily comprised of PV system installations, the resale of PV modules and sale of electricity to the Hawaii State Department of Transportation.

Cost of Revenue. Cost of revenue was $2.1 million for the six months ended September 30, 2011, compared to $1.4 million for the same period in fiscal 2011. Cost of revenue primarily consisted of employee compensation and supplies and materials for the PV system installation, PV modules and related services.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $18.4 million for the six months ended September 30, 2011, compared to $5.5 million for the same period in fiscal 2011. The increase of $12.9 million was primarily due to electricity costs related to the construction of the Polysilicon Plant of $8.3 million, an increase in payroll expense of $3.0 million, which includes stock compensation, and rent primarily for corporate, warehouse and storage facilities of $379,000.  In addition, the increase in expense included costs related to a contract termination fee of $200,000, insurance of $227,000, office supplies and equipment of $217,000, and professional fees of $175,000.  These increases were offset by a $743,000 decrease in costs related to the initial polysilicon production demonstration completed in April 2010, and a $451,000 decrease in costs related to a reimbursement received from the State of Idaho for training costs incurred.

Interest and Other Income. Interest and other income was $138,000 for the six months ended September 30, 2010.  Interest and other income for the six months ended September 30, 2010 was primarily comprised of a foreign currency transaction gain of $107,000 related to Euro-based invoices and the reversal of prior accruals for general excise tax reserves due to statute limitations of $31,000.

Liquidity and Capital Resources

We have incurred significant net losses since inception and we have relied on our ability to fund our operations principally through borrowings under credit agreements, prepayments on long-term polysilicon contracts and registered and unregistered offerings of our securities. Even if we are successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and our existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), we will still need to seek additional financing to complete our Polysilicon Plant.  As of September 30, 2011, we had cash and cash equivalents on hand of $3.2 million and current liabilities of $241.8 million.

Tianwei, our majority shareholder has committed to provide us financial support for our ongoing operations, planned capital expenditures and debt service requirements until at least April 1, 2012.  In addition, Tianwei has provided standby letters of credit as collateral for our third-party debt with a principal amount of $273 million as of September 30, 2011.

Under the terms of all of our supply agreements, the failure to deliver polysilicon by the stated delivery dates will allow the customers to terminate the supply agreements, require the repayments of the deposits under the agreements, which in the aggregate amount to $140 million as of September 30, 2011, which in turn could result in an event of default under our existing credit agreements with third party lenders.  The event of default under our existing credit agreements could result in our lenders accelerating repayment of our third-party debt, which we do not have the resources to repay.  To the extent that the third-party lenders accelerate repayment of the debt, Tianwei has provided a letter of commitment to us that it would not demand repayment from us until the original due dates of the third-party credit agreement ranging from May 2012 through October 2016.

As of September 30, 2011, we have obtained an aggregate of $274 million of debt financing through 16 credit agreements to support our operations.  As of September 30, 2011, the total amount outstanding under these credit agreements was $273 million.  During the three months ended September 30, 2011, we have obtained an aggregate of $25 million of debt financing through two credit agreements with Industrial and Commercial Bank of China Limited, New York Branch, and Bank of China, New York Branch, to support our operations. In October 2011, we entered into credit agreements with Industrial and Commercial Bank of China, Limited, New York Branch  and Bank of China, New York Branch to provide for an additional $13.6 million and $22.1 million, respectively, of debt financing.  All of our credit agreements are secured by letters of credit provided by Tianwei.  The material terms of each credit agreement are described in more detail in Note 6 to the financial statement.  As of September 30, 2011, we have funded approximately $534.1 million of our Polysilicon Plant. We estimate that we still need to raise at least an additional $162.8 million to complete the construction of the Polysilicon Plant based upon our current estimate of $700 million to complete construction.

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

The additional capital we have secured since the beginning of fiscal year 2011 has enabled us to settle accounts payable and accrued capital expenditures, and is providing us with the necessary capital to sustain operations.  In addition, we are reserving adequate funding in the event we are required to purchase of third-party polysilicon to meet our contractual obligations with our polysilicon customers, and for interest and other financing costs related to our loans.  However, the amount we have secured is not sufficient to complete construction of the Polysilicon Plant, and should there be delays in securing additional financing, we may need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  If we are unable to secure additional financing or structure credit terms with our vendors that are favorable to us, we may also need to curtail construction of the Polysilicon Plant.  If we have to curtail construction, our excess capital would primarily be used to reduce our current liabilities, purchase of third-party polysilicon and for working capital needs. Tianwei has committed to assist us in obtaining additional financing for working capital needs and to purchase polysilicon from third-parties to meet our upcoming commitments with the understanding that it will receive fair compensation for the financial services it provides us.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $14.0 million and $2.8 million for the six months ended September 30, 2011 and 2010, respectively. Net cash used in operating activities for the six months ended September 30, 2011 primarily reflects the net loss of $18.1 million which resulted in a cash deficit of $16.2 million when adjusted for noncash operating activities.  The cash deficit was offset by net cash inflows from working capital of $2.2 million, primarily from increases in accounts payable and accrued operating expenditures and deferred revenue.  In comparison, net cash used in operating activities for the six months ended September 30, 2010 primarily reflects the net loss of $4.6 million which resulted in a cash deficit of $3.9 million when adjusted for noncash operating activities.  The cash deficit was offset by net cash inflows from working capital of $1.1 million, primarily from decreases in other current assets and increases in accounts payable and accrued operating expenditures and deferred revenue.

We had a working capital deficit of $231 million and $33 million as of September 30, 2011 and March 31, 2011, respectively.  The working capital deficits reflect the current portion of notes payable that are due within one year, the increased deployment of funds to construct the Polysilicon Plant in Idaho and the Company’s net losses.  In addition, $81.2 million and $25.3 million of deposits from long-term polysilicon contracts were classified as short-term liabilities as of September 30, 2011 and March 31, 2011, respectively, to reflect the prepayments that apply to the product deliveries that are scheduled to ship within one year.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $78.5 million for the six months ended September 30, 2011, compared to $73.2 million for the same period in fiscal 2011. The net cash used in investing activities in both periods was primarily related to the continuing construction of the Polysilicon Plant.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $77.4 million for the six months ended September 30, 2011, compared to $80.4 million for the same period in fiscal 2011.  The net cash provided by financing activities during the six months ended September 30, 2011 was primarily due to loan proceeds received from Industrial and Commercial Bank of China, New York Branch of $49.7 million, loan proceeds received from the New York Branch of CITIC Bank International Limited of $8.9 million, and loan proceeds received from Bank of China, New York Branch of $20 million.   The net cash provided by financing activities during the six months ended September 30, 2010 was primarily due to loan proceeds from China Construction Bank of $28.3 million, loan proceeds received from China Merchants Bank of $45.0 million and deposits received under polysilicon supply agreements of $9.9 million, offset by cash distributions to the minority investor of Hoku Solar Power I of $2.7 million.

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

We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts.  We have incurred $576 million in capital expenditures as of September 30, 2011.  We are currently commissioning the 2,500 metric ton plant, and we expect that it will cost approximately $700 million to add on-site trichlorosilane, or TCS production and increase our annual production capacity to 4,000 metric tons.

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

We plan on raising the remaining costs to complete our Polysilicon Plant and working capital needs through debt and/or equity offerings and possibly prepayments from new customer contracts.  Tianwei has also committed to assist us in obtaining additional financing that may be required by us to construct and operate the Polysilicon Plant. There is no guarantee that we will be able to obtain additional financing in terms acceptable to us or at all, even with the assistance of Tianwei. There is no guarantee that we will be able to obtain additional financing on terms acceptable to us or at all, even with the assistance of Tianwei.  Furthermore, any significant increase in the cost to complete the Polysilicon Plant could have a material adverse effect on our business, financial condition and results of operations.

The amount we have secured is not sufficient to complete construction of the Polysilicon Plant, and should there be delays in securing additional financing, we may need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  If we are unable to secure additional financing or structure credit terms with our vendors that are favorable to us, we would also need to curtail construction of the Polysilicon Plant in the fourth quarter of calendar 2011.  If we have to curtail construction, our excess capital would primarily be used for interest and other financing costs related to our loans, reduce our current liabilities, purchase of third-party polysilicon and for working capital needs.

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

Contractual Obligations

The following table summarizes the contractual obligations that existed at September 30, 2011. The amounts in the table below do not include time and materials contracts or incentive payments.

	Payment due by Period
Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Construction in progress	$86,062	86,062	—	—	—
Equipment purchases	4,986	4,986	—	—	—
Supply purchases	70,109	27,623	42,486	—	—
Leases	501	165	310	26	—
Customer deposits	139,980	81,222	23,650	10,600	24,508

Total	$301,638	200,058	66,446	10,626	24,508

City of Pocatello. In March 2007, we entered into a 99-year ground lease with the City of Pocatello, Idaho, for approximately 67 acres of land and, in May 2007, the City of Pocatello approved an ordinance that authorizes the Pocatello Development Authority to provide us certain tax incentives related to certain necessary infrastructure costs we incur in the construction and operation of our Polysilicon Plant. In May 2009, we entered into an Economic Development Agreement, or the EDA Agreement, with the Pocatello Development Authority, or PDA, pursuant to which PDA agreed to reimburse to us amounts we actually incur in making certain infrastructure improvements consistent with the North Portneuf Urban Renewal Area and Revenue Allocation District Improvement Plan and the Idaho Urban Renewal Law, or the Infrastructure Reimbursement, and an additional amount as reimbursement for and based on the number of full time employee equivalents we create and maintain, or the Employment Reimbursement, at the Polysilicon Plant.  The parties agreed that (a) the Infrastructure Reimbursement will be an amount that is equal to 95% of the tax increment payments PDA actually collects on the North Portneuf Tax Increment Financing District with respect to our real and personal property located in such district, or the TIF Revenue, up to approximately $26.0 million, less the actual Road Costs (defined below), and (b) the Employment Reimbursement will be an amount that is equal to 50% of the TIF Revenue, up to approximately $17.4 million.  Each of the Infrastructure Reimbursement and the Employment Reimbursement will be made to us over time as TIF Revenue is received, and only after the costs of completing a public access road to the Polysilicon Plant, in an amount not to exceed $11.0 million, or the Road Costs, has been paid to PDA out of TIF Revenue, and up to $2.0 million in capital costs has been paid to the City of Pocatello out of TIF Revenue.  As of September 30, 2011, we have received $573,000 in connection with the Employment Reimbursement.

Stone & Webster, Inc.  In August 2007, we entered into an Engineering, Procurement and Construction Management Contract with Stone & Webster, Inc., or S&W, a subsidiary of The Shaw Group Inc., for engineering and procurement services for the construction of our Polysilicon Plant, which was subsequently amended in October 2007, April 2008, February 2009 and February 2010 (collectively referred to as “Engineering Agreement”).  Under the Engineering Agreement, S&W would provide the engineering services to complete the design and plan for construction of the Polysilicon Plant, along with procurement services.  S&W would be paid on a time and materials basis plus a fee for its services.

During the six months ended September 30, 2011, we made payments to S&W of $577,000, and as of September 30, 2011, we had paid S&W an aggregate amount of $60.7 million under the Engineering Agreement. As of September 30, 2011, all work under the aforementioned agreements and change orders has been completed.

JH Kelly LLC. In August 2007, we entered into a Cost Plus Incentive Contract with JH Kelly LLC, or JH Kelly, for construction services for the construction of the Polysilicon Plant, which was subsequently amended in October 2007, April 2008, March 2009, September 2009, and August 2010 (collectively referred to as the “JH Kelly Construction Agreement”). Under the JH Kelly Construction Agreement, JH Kelly agreed to provide the construction services as our general contractor for the construction of the Polysilicon Plant with a production capacity of 4,000 metric tons per year. The target cost for the services to be provided under the JH Kelly Construction Agreement is $165.0 million, including up to $5.0 million of incentives that may be payable.

Under this agreement, we also agreed, among other things, to (i) confirm the plan for JH Kelly to complete construction of the Polysilicon Plant and (ii) set up a payment schedule relating to outstanding invoices that we owed to JH Kelly and any additional expenses that JH Kelly incurred relating to the construction of the Polysilicon Plant..

During the six months ended September 30, 2011, we made payments to JH Kelly of $41.4 million, and as of September 30, 2011, we paid JH Kelly an aggregate amount of $225.5 million under the JH Kelly Construction Agreement. As of September 30, 2011, all work under the aforementioned contract and change orders has been completed.

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

During the six months ended September 30, 2011, we made no payments to Dynamic, and as of September 30, 2011, we had paid Dynamic an aggregate amount of $8.4 million under the Dynamic Agreement. As of September 30, 2011, all work under the aforementioned agreement has been completed.

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

As of September 30, 2011, pursuant to the contract with GEC and MSA, we received all 16 hydrogen reduction reactors, eight hydrogenation reactors, and related equipment, at the Polysilicon Plant.

During the six months ended September 30, 2011, we made payments to GEC and MSA of 495,000 Euros or $704,000, and as of September 30, 2011, we paid GEC and MSA an aggregate amount of 19.5 million Euros or $27.4 million.

Idaho Power Company.  We entered into an Electric Service Agreement with Idaho Power, or the ESA, for the supply of electric power and energy to us for use in the Polysilicon Plant, subject to the approval of the Idaho Public Utilities Commission, or the PUC. The term of the ESA is four years, beginning in June 2009 and will expire in May 2013.  During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to us at certain fixed rates, which are subject to change only by action of the PUC.  After the initial term of the ESA expires, either we or Idaho Power may terminate the ESA without prejudice.  If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to us.  Beginning in May 2011, we are required to make a minimum monthly payment ranging between $1.1 million and $1.9 million per month until October 2011.  In addition, pursuant to applicable tariff regulations and under the ESA, in October 2011, we paid Idaho Power a cash deposit in the amount of $4 million, which may be applied to our monthly bills.  The deposit will be held for a minimum of 12 months and may be refunded to us, plus interest, if we meet certain criteria based on Idaho Power’s credit evaluation.

As of September 30, 2011, we were contractually obligated to pay approximately $67.1 million to Idaho Power over the term of the ESA.  During the six months ended September 30, 2011, we made payments to Idaho Power of $9.6 million.

PVA Tepla Danmark. In April 2008, we entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for the Project. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to our end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total fees payable to PVA is approximately $6 million, which is payable in four installments, the first of which was made in August 2008. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.  In June 2011, we amended this agreement to restructure the payment terms with PVA, pursuant to which in July 2011, we paid $318,000 and delivered a letter of credit in the amount of $636,000.  We are also required to pay the amount of $318,000 upon the earlier of six months after the date of commissioning and December 31, 2011.

During the six months ended September, 2011, we made payments to PVA of $2.3 million, and as of September 30, 2011, we had paid PVA an aggregate amount of $6.3 million. As of September 30, 2011, the slim rod pullers and float zone crystal pullers have been delivered and accepted.

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

The aggregate net value of the TCS to be purchased under the amended agreement during the term is approximately $13.5 million. As of September 30, 2011, we paid Evonik an aggregate amount of $100,000.

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

While our significant accounting policies are more fully described in Note 1 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and Note 1 to the audited financial statements included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on July 15, 2011, as amended, we believe that the following accounting policies and estimates are critical to a full understanding and evaluation of our reported financial results.

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

Accounting for the Impairment or Disposal of Long Lived Assets.  As of September 30, 2011, primarily all of our long lived assets related to the construction-in-progress of our polysilicon plant and PV systems. In accounting for long-lived assets, we must make estimates about the expected useful lives of the assets, the expected residual values of the assets and the potential for impairment based on the fair value of the assets and if the cash flows they expect to generate are insufficient to support the carrying value of the assets.

During the quarter ended September 30, 2011, we observed a significant decline in the market prices for solar-grade polysilicon, caused by an overall softening of demand in the solar materials supply chain. We concluded that the decline in the price in solar-grade polysilicon represented an event that indicates that the value of our polysilicon plant may not be recoverable.  As of September 30, 2011, the carrying value of the polysilicon plant was approximately $576 million. We prepared an undiscounted cash flow model to assess the recoverability of the polysilicon plant, which required the use of various inputs and assumptions over future periods.  In this analysis, we evaluated the following items key assumptions in determining whether the carrying value of the polysilicon plant exceeded the expected future undiscounted cash flows:

•	total costs to complete construction, including capitalized interest, of $700 million;
•	an expected useful life of the polysilicon plant of 30 years;
•	the projected costs to replace equipment with an average estimated useful life of 15 years during the life of the polysilicon plant;
•	an expected weighted average cost to produce polysilicon;
•	an expectation that substantially all polysilicon will be sold either to third parties or the Company’s parent company, Tianwei; and
•	the weighted average sales price of polysilicon based on contractual prices and estimated market prices over the estimated 30 year life of the polysilicon plant.

There are inherent uncertainties related to the significant assumptions used in our analysis.  If the expected weighted average cost to produce polysilicon were to exceed $30 per kilogram or if we are unable to sell substantially all polysilicon at an average sales price of $40 per kilogram, we may be unable to recover the recover our investment in our polysilicon plant. Additionally, the actual cost to construct and equip the polysilicon plant may be significantly higher than our estimated cost.  Changes in construction costs resulting from increased demand, modifications in construction timelines, changes in the design, delays in the construction schedule and other factors could cause the actual cost of the polysilicon plant to exceed the estimated cost.  Technological development in the solar power industry could reduce market demand for polysilicon of allow for lower cost production of polysilicon by our competitors, which could cause revenues and profits to decline, which may impact the estimated useful life of the polysilicon plant.

In developing these assumptions, we considered the expected operating results based upon internal projections and engineering analyses. As of September 30, 2011, the sum of the expected future undiscounted cash flows from the polysilicon plant exceeded its carrying amount by a narrow margin; therefore we concluded the carrying amount of the plant is recoverable.  If the average market prices of polysilicon were to decline to approximately $34 per kilogram over the estimated useful life of the polysilicon plant, the carrying amount of the polysilicon plant may not be recoverable.

For the undiscounted cash flow model prepared on September 30, 2011we estimated the weighted average sales price of polysilicon based on contractual prices and average market prices of approximately $40 per kilogram over the estimated 30 year life of the polysilicon plant.  The market prices for solar-grade polysilicon have declined significantly since September 30, 2011, and the Company estimates the average market price is approximately $34 per kilogram in November 2011.  We have concluded that this further decline in the price of solar-grade polysilicon represented an event that may indicate that the carrying amount of the polysilicon plant may not be recoverable.  We are in the process of determining the effect of this recent further decline in the market price for solar-grade polysilicon and believe it could result in the carrying value of the polysilicon plant exceeding the estimated future undiscounted cash flows.  We are in the process of updating the undiscounted cash flow model that was prepared as of September 30, 2011, for changes in assumptions since September 30, 2011.   If the model indicates that the carrying amount exceeds the expected undiscounted cash flows, we will be required to determine the fair value of the polysilicon plant using valuation techniques such as discounted cash flow models and quoted market prices for comparable assets. If the results of the determination of fair value indicate that the carrying amount of the polysilicon plant exceeds the fair value it could result in a material impairment loss during the fiscal third quarter.

In addition to declines in the market prices of polysilicon, certain other events or changes in circumstances in the future may also indicate that the carrying amount of the polysilicon plant may not be recoverable. Such events or circumstances include, but are not limited to, a change in expected demand for polysilicon, an increase in construction costs, a decrease in the expected life of the polysilicon plant, an increase in projected costs to replace equipment, an increase in the expected production cost, and/or a decrease in the production capacity.

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

Item 1.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, auction instruments, corporate and government bonds and certificates of deposit. These investments are generally short-term in nature and highly liquid.  As of September 30, 2011, we did not maintain any short-term investments.  Our cash and cash equivalents as of September 30, 2011 were $3.2 million.

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

Our bank credit agreements carry floating interest rates that are tied to LIBOR. Therefore, these credit agreements may expose us to variability in interest amount due to changes in these rates.  If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.  However, we do not believe such exposure is material to our consolidated financial position or liquidity.

Item 2.	CONTROLS AND PROCEDURES

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

PART II.	OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

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

As of September 30, 2011, we had cash and cash equivalents on hand of $3.2 million and current liabilities of $241.8 million. Cash used in operations was approximately $14 million for the six months ended September 30, 2011.

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

We will need additional financing to complete the construction of the Polysilicon Plant, and should there be delays in securing additional financing, we will need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  Reduction of expenditures could have a material adverse effect on our business. If we are unable to secure additional financing or structure credit terms with our vendors that are favorable to us, based on the current level of capital available to us, we may need to curtail construction of the Polysilicon Plant.  If we elect to curtail construction, we would not be able to produce our own polysilicon to meet the delivery requirements under certain of our polysilicon supply agreements.  In order to avoid breaching these contracts, we may be required to purchase polysilicon from third parties for delivery in November 2011 under certain of our polysilicon supply agreements unless we are able to successfully negotiate amendments to these agreements.

Since the beginning of fiscal year 2011, we have entered into 18 bank credit agreements that provided us an aggregate of $309.7 million to fund our operations. We will need additional capital to complete the construction of the Polysilicon Plant, and we plan on raising this money through one or more subsequent debt and/or equity offerings and possibly prepayments from new customer contracts.  We cannot be certain that we will be able to obtain equity or debt financing in time to enable us to meet our current construction schedule, on terms acceptable to us, or at all.

We currently expect to complete the construction of the 2,500 metric ton per year plant, or Phase I, through the use of our available cash, the loan proceeds we received from credit agreements, and through additional debt supported by our majority stockholder, Tianwei New Energy Co. Ltd., or Tianwei.  Tianwei has agreed to assist us in obtaining additional financing for any additional construction costs necessary to complete Phase I, for working capital needs and to purchase polysilicon from third parties to meet our upcoming commitments, in return for fair compensation.  As previously disclosed, we have been discussing with Tianwei what would constitute fair compensation for Tianwei for the financial services it has been providing and will provide us. While the discussions are on-going, we expect to finalize the type of compensation and amount during the fiscal year 2012.  We also believe this compensation may be in the form of common stock warrants.  To the extent common stock warrants are issued to Tianwei for its financial services it may significantly dilute the ownership of its stockholders other than Tianwei.  In addition, the issuance of fair compensation for providing the letters of credit to secure our loans could result in issuance costs and increase the amount of interest that we recognize. We cannot be certain that we will reach an agreement with Tianwei regarding the appropriate compensation for Tianwei which could affect Tianwei's willingness to continue to assist us in obtaining necessary additional financing.

If we are unable to renegotiate amendments to our supply agreements or if any of our supply agreements is terminated for any reason, our business will be materially harmed.

Pursuant to our existing supply agreements with Suntech, Hanwha SolarOne, Jinko, Tianwei, Solargiga and Alex, as of September 30, 2011, we have received prepayments for future product deliveries in an aggregate amount of $140 million.  Our supply agreements contain production and delivery milestones that, if not met, allow the counterparty to these agreements and require us to refund any prepayments received under such agreements. We were obligated to commence delivery of polysilicon to our customers beginning in June 2011 under these agreements. However, we did not make shipments to our customers within the timeline required under these supply agreements, and we are in discussion with them to amend the supply agreements to extend the delivery dates or change other terms in order avoid a breach of the supply agreements.   We have been advised by certain customers that if we fail to deliver polysilicon in accordance with our supply agreements, which may include third-party polysilicon, they intend to terminate the supply agreement and seek a refund of their prepayment.  Since June 2011, we have renegotiated amendments to our supply agreements with Jinko and Solargiga to, among other things, adjust the pricing terms and extend the delivery dates.  However, there are no assurances that we will be successful in renegotiating amendments to the remaining supply agreements, and failure to do so would result in the termination of the agreements, which will materially harm our business.

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

Under the supply agreements with Hanwha SolarOne, or SolarOne, formerly known as Solarfun Power Hong Kong Limited, a subsidiary of Solarfun Power Holdings Co., Ltd., and Suntech, because we failed to commence the delivery of polysilicon by June 2011, SolarOne and Suntech had the right to terminate the respective supply agreements, in which event we would be obligated to repay the prepayments under the supply agreements.  We did not make any shipments to SolarOne or Suntech by June 2011, and we are in discussions with SolarOne and Suntech regarding possible amendments of the agreements.  There can be no assurance that we will succeed in negotiating an amendment with SolarOne or Suntech.  If SolarOne or Suntech terminates our supply agreement, it could be viewed as an event of default under each of the credit agreements described above.  If we are determined to be in default, our lenders will have the right to declare the outstanding principal and unpaid interest thereon due and payable.

Under the terms of all of our supply agreements, the failure to deliver polysilicon by the stated delivery dates will allow the customers to terminate the supply agreements, require the repayments of the deposits under the agreements, which in the aggregate amount to $140 million, which in turn could in an event of default under our existing credit agreements with our third party lenders.  The event of default under our existing credit agreements could result in our lenders accelerating repayment of our third party debt, which we do not have the wherewithal to repay.  The third-party credit agreements are all secured by standby letters of credit drawn by our majority shareholder, Tianwei, as collateral.  To the extent that the third-party lenders accelerate repayment of the debt, Tianwei has provided a letter of commitment to us that it would not demand repayment from us until the original due dates of the third party credit agreements ranging from May 2012 through October 2016.

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

Due to the delays in financing, the required curtailment of construction of the Polysilicon Plant, and the inability to meet our initial delivery of polysilicon to our customers under existing agreements, we may be required to procure third-party polysilicon to meet our contractual delivery requirements.  There are no assurances that we will be able to secure solar-grade polysilicon at the time and in the amounts needed on favorable terms.  As we will be required to procure third-party polysilicon in the open market, our cost to purchase polysilicon could be in excess of our contractual sales prices or could result in no profit or a loss. If we are unable to secure polysilicon on favorable terms and at the times needed, our business, financial condition and results of operations will be materially harmed.

The actual cost to construct and equip our Polysilicon Plant may be significantly higher than our estimated cost.

We previously estimated the total cost for construction of approximately $410 million.  However, in February 2011, we determined that the total costs will be greater than our previous estimates.  We have incurred $576 million in capital expenditures as of September 30, 2011.  We are currently commissioning the 2,500 metric ton plant, and we expect that it will cost approximately $700 million to add on-site trichlorosilane, or TCS production and increase our annual production capacity to 4,000 metric tons.

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

We were incorporated in March 2001 and have a limited operating history. We have cumulative net losses since our inception through September 30, 2011.  In fiscal 2007, we announced a change in our main business and our intention to form a polysilicon business through our subsidiary, Hoku Materials, and a photovoltaic, or PV, system installation business through our subsidiary, Hoku Solar. The polysilicon business includes developing production capabilities for, and the eventual production of polysilicon. The PV systems installation business includes the design, engineering, procurement and installation of turnkey PV systems for residential and commercial customers. Prior to our announcement, our business was solely focused on the stationary and automotive fuel cell markets. In September 2010, we elected to discontinue the operations of Hoku Fuel Cells.

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

If any of these events occur, they could result in an excess supply of solar-grade polysilicon and could suppress market prices for solar-grade polysilicon. Any such suppression of market prices for polysilicon would affect the price which we could expect to receive in selling our polysilicon in the spot market and could provide our customers with incentives to reconsider or renegotiate their long-term supply contracts with us to the extent the polysilicon deliverable under those contracts is priced above prevailing market prices. During fiscal year 2012, spot market prices of polysilicon decreased dramatically with an increase in supply, and further price declines are possible in fiscal year 2013 as additional supply is forecasted to enter the market.  Further decreases in demand and polysilicon prices could materially harm our business, financial condition, results of operations, and our ability to generate positive gross margins and operating cash flows.

Significant decreases in market prices for polysilicon could also impact our ability to fully recover our investment in our polysilicon plant and the related costs to produce polysilicon, which may result in an impairment of our long-lived assets and polysilicon inventory.

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

Due to the recent severe tightening of credit and concerns regarding the availability of credit around the world, our solar customers may delay or attempt to delay their payments to us in connection with product and service purchases, or may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of our products and services or their own operations or expansion plans.  If the credit and financial market conditions deteriorate, it would adversely affect the ability of our customers that have executed long-term supply agreements to purchase polysilicon from us and to make additional required payments to us pursuant to these long-term supply agreements or to fund their own expansion plans.  These delays could materially harm our polysilicon sales and PV installations, and therefore harm our business.

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

Anti-dumping and countervailing duties against Chinese solar panel manufacturers could impact our ability to grow our module distribution subsidiary.

In October 2011, several solar manufacturers filed a petition with the U.S. Department of Commerce and the International Trade Commission to impose a duty on panels imported from China.  The petition accuses Chinese solar panel manufacturers of selling solar panels at less than half of what the production costs would be in a comparable free-market economy.  Our module distribution subsidiary, Tianwei Solar USA, Inc., is the primary distributor of Tianwei New Energy’s PV modules to the North American market.  Tianwei New Energy is a Chinese based solar panel manufacturer.  Therefore, any duties imposed by the U.S. government on panels imported from China would significantly impact our ability to compete in North America.

Risks Associated With Our Common Stock and Charter Documents

Our stock price is volatile and purchasers of our common stock could incur substantial losses.

Our stock price is volatile and between April 1, 2011 and September 30, 2011, our stock had low and high sales prices in the range of $1.35 to $2.25 per share.  During fiscal 2011, the stock market in general experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

As of September 30, 2011, Tianwei owns 33,379,287 shares of our common stock, and holds a warrant to purchase an additional 10 million shares of our common stock, together representing approximately 67% of our total outstanding shares of common stock.  Tianwei has the right to nominate four out of seven of our directors until the earlier of (i) Tianwei (together with its affiliates) ceasing to be our largest individual stockholder or (i) Tianwei (together with its affiliates) owning less than 25% of the outstanding shares of our common stock.

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

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.1	Credit Agreement, dated August 16, 2011, between Hoku Corporation, Hoku Materials, Inc. and Bank of China Limited, New York Branch	8-K	000-51458	10.1	8/22/2011
10.2	Reimbursement Agreement, dated June 2, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	8/22/2011
10.3	Credit Agreement, dated September 1, 2011, between Hoku Corporation and Industrial and Commercial Bank of China, Ltd., New York Branch	8-K	000-51458	10.1	9/2/2011
10.4	Reimbursement Agreement, dated September 1, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	9/2/2011

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith
10.5††	Amendment No. 3 to the Amended and Restated Supply Agreement between Hoku Materials, Inc., a wholly owned subsidiary of Hoku Corporation and Jinko Solar Co., Ltd., dated September 19, 2011					*
10.6	Credit Agreement, dated October 5, 2011, between Hoku Corporation and Industrial and Commercial Bank of China, Ltd., New York Branch	8-K	000-51458	10.1	10/5/2011
10.7	Reimbursement Agreement, dated October 5, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	10/5/2011
10.8	Credit Agreement, dated October 12, 2011, between Hoku Corporation and Bank of China, New York Branch	8-K	000-51458	10.1	10/12/2011
10.9	Reimbursement Agreement, dated October 12, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	10/12/2011
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*
31.2	Certification required of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*
32.1#	Form 10-Q Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*
32.2#	Form 10-Q Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

††	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

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

**
Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 25, 2011.

HOKU CORPORATION

/s/ DARRYL NAKAMOTO
Darryl Nakamoto
Chief Financial Officer, Treasurer and Secretary
(Principal Financial and Accounting Officer)