Form 10-Q
period 2011-12-31
Hoku Corp
filed 2012-03-05
CIK 1178336

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____ TO _____ .

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

Common Stock, par value $0.001 per share, outstanding as of January 31, 2012: 54,911,860

PART I.            FINANCIAL INFORMATION

 ITEM 1. FINANCIAL STATEMENTS (unaudited)

 HOKU CORPORATION AND SUBSIDIARIES
  CONSOLIDATED BALANCE SHEETS
  (in thousands, except share data)

	December 31, 2011	March 31, 2011
Assets
Cash and cash equivalents	$3,238	$18,355
Restricted cash	757	–
Accounts receivable	3,811	548
Inventory	1,400	758
Costs of uncompleted contracts	815	128
Prepaid expenses	5,726	531
Total current assets	15,747	20,320

Deferred cost of financing	585	792
Property, plant and equipment, net	635,142	481,481
Total assets	$651,474	$502,593

Liabilities and Equity
Accounts payable and accrued liabilities	$76,590	$27,149
Deferred revenue	1,059	72
Customer deposits	95,227	25,278
Notes payable – current	63,300	–
Other current liabilities	580	467
Total current liabilities	236,756	52,966

Related party notes payable, net	48,958	43,593
Notes payable	251,388	194,295
Long-term customer deposits	44,533	114,922
Total liabilities	581,635	405,776

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value. Authorized 5,000,000 shares; no shares issued and outstanding as of December 31, 2011 and March 31, 2011.	-	-
Common stock, $0.001 par value. Authorized 100,000,000 shares; issued and outstanding 54,911,861 and 54,970,255 shares as of December 31, 2011 and March 31, 2011, respectively.	55	55
Warrants for 11,196,581 and 10,000,000 shares of common stock as of December 31, 2011 and March 31, 2011, respectively.	14,269	12,884
Additional paid-in capital	115,977	115,500
Accumulated deficit	(61,142)	(32,438)
Total Hoku Corporation stockholders’ equity	69,159	96,001
Noncontrolling interest	680	816
Total equity	69,839	96,817
Total liabilities and equity	$651,474	$502,593

  See accompanying notes to consolidated financial statements.

HOKU CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
 (in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Service and license revenue	$5,500	$1,242	$7,720	$3,357
Product revenue	1,583	–	1,737	–
Total revenue	7,083	1,242	9,457	3,357

Cost of service and license revenue	4,992	948	6,898	2,365
Cost of product revenue	1,390	–	1,541	–
Total cost of revenue	6,382	948	8,439	2,365

Gross margin	701	294	1,018	992

Operating expenses:
Selling, general and administrative (1)	11,274	3,344	29,640	8,801
Total operating expenses	11,274	3,344	29,640	8,801

Loss from operations	(10,573)	(3,050)	(28,622)	(7,809)

Interest and other income	–	27	–	166
Net loss	(10,573)	(3,023)	(28,622)	(7,643)

Net income attributable to the noncontrolling interest	(13)	(23)	(82)	(97)

Net loss attributable to Hoku Corporation	$(10,586)	$(3,046)	$(28,704)	$(7,740)

Basic net loss per share attributable to Hoku Corporation	$(0.19)	$(0.06)	$(0.52)	$(0.14)

Diluted net loss per share attributable to Hoku Corporation	$(0.19)	$(0.06)	$(0.52)	$(0.14)

Shares used in computing basic net loss per share	54,886,650	54,724,354	54,872,287	54,641,657

Shares used in computing diluted net loss per share	54,886,650	54,724,354	54,872,287	54,641,657

(1) Includes stock-based compensation and non-cash expense from issuance of warrant as follows:
Selling, general and administrative	173	175	1,872	755

See accompanying notes to consolidated financial statements

HOKU CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(28,622)	$(7,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	308	172
Stock-based compensation	487	755
Non-cash expense from issuance of warrant	1,385	–
Changes in operating assets and liabilities:
Accounts receivable	(3,263)	(550)
Costs of uncompleted contracts	(687)	(344)
Inventory	(642)	233
Prepaid expenses	(5,195)	547
Accounts payable and accrued liabilities	7,843	338
Deferred revenue	987	59
Other current liabilities	102	(144)

Net cash used in operating activities	(27,297)	(6,577)

Cash flows from investing activities:
Payment of property, plant and equipment expenditures	(106,203)	(141,372)
Net cash used in investing activities	(106,203)	(141,372)

Cash flows from financing activities:
Distributions to noncontrolling interest	(218)	(2,679)
Net proceeds from notes payable	120,178	140,800
Payment of financing costs	(380)	–
Costs related to Tianwei investment	–	(88)
Exercise of common stock options	–	3
Customer deposits received (refunded)	(440)	13,200
Increase in restricted cash	(757)	–
Net cash provided by financing activities	118,383	151,236
Net increase (decrease) in cash and cash equivalents	(15,117)	3,287
Cash and cash equivalents at beginning of period	18,355	6,962
Cash and cash equivalents at end of period	$3,238	$10,249
Supplemental disclosure of non-cash activities:
Amortization of debt discount and deferred financing cost capitalized as property, plant and equipment	$5,927	$4,564
Acquisition of property and equipment through accounts payable and accrued liabilities, including accrued capitalized interest	41,597	9,010

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

The Company originally focused its efforts on the design and development of fuel cell technologies, including its Hoku membrane electrode assemblies, or MEAs, and Hoku Membranes. In May 2006, the Company announced its plans to form an integrated photovoltaic, or PV, module business, and its plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, at its polysilicon manufacturing plant in Pocatello, Idaho, or the Polysilicon Plant.  In fiscal 2007, the Company reorganized its business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells.  In February and March 2007, the Company incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly owned subsidiaries to operate its polysilicon and solar businesses, respectively. In September 2010, the Company elected to discontinue the operations of Hoku Fuel Cells; however, it will maintain ownership of its intellectual property, including its patents.  In October 2011, the Company incorporated Tianwei Solar USA, Inc., or Tianwei Solar, as a wholly owned subsidiary to serve as the primary, direct reseller of Tianwei New Energy Holdings Co., Ltd., or Tianwei, photovoltaic modules in the Americas.

(b)            Liquidity

The Company has incurred operating losses in recent years as the Company has redirected its efforts to focus on the development of its polysilicon and solar businesses.  The Company's current operating plan anticipates raising cash over the next year through a combination of debt and/or equity offerings and possibly new customer contracts to enable the continued construction of the Polysilicon Plant.  Tianwei, the Company’s majority shareholder has committed to provide the Company financial support for its ongoing operations, planned capital expenditures and debt service requirements until at least April 1, 2012.  In addition, Tianwei has provided standby letters of credit as collateral for the Company’s third party debt with a principal amount of $314.7 million at December 31, 2011.

Under the terms of all of the Company's supply agreements, the failure to deliver polysilicon by the stated delivery dates will allow the customers to terminate the supply agreements, require the repayments of the deposits under the agreements, which in the aggregate amount to $139.8 million at December 31, 2011, and which in turn could result in an event of default under the Company's existing credit agreements with its third party lenders. The event of default under the Company's existing credit agreements could result in its lenders accelerating repayment of the Company's third party debt, which the Company does not have the wherewithal to repay. To the extent that the third party lenders accelerate repayment of the debt, Tianwei has provided a letter of commitment to the Company that it would not demand repayment from the Company until the original due dates of the third party credit agreement ranging from May 2012 through February 2017.

If the Company is unable to generate revenue or secure additional financing, the Company will be forced to curtail construction of the Polysilicon Plant.

(c)            Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, after elimination of significant intercompany amounts and transactions, and Hoku Solar Power I LLC, or Power I, because the Company has the controlling financial interest of Power I.  As of December 31, 2011 and March 31, 2011, the total assets of Power I were $5.8 million and $6.0 million, respectively, and were mainly comprised of cash, accounts receivable, and property, plant and equipment.  As of December 31, 2011 and March 31, 2011, the total liabilities of Power I were $862,000 and $882,000, respectively, and were mainly comprised of accounts payable and accrued liabilities.  These balances are reflected in the consolidated financial statements with intercompany transactions eliminated.

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

(f)            Restricted Cash

As of December 31, 2011, the Company had restricted cash of $757,000, which primarily relates to cash held as collateral for certain standby letters of credit.   All interest received on these deposits is also recorded to restricted cash.

(g)            Cost of Uncompleted Contracts

Cost of uncompleted contracts represents costs incurred for services performed and/or materials used towards completing a customer contract. Based on the Company’s revenue recognition policy, the costs incurred for services and/or materials can be recognized as contract costs, and revenues are recognized based on the completion percentage of each contract after considering the costs incurred and current estimate of remaining costs to complete the installation. As of December 31, 2011 and March 31, 2011, costs of uncompleted contracts were approximately $815,000 and $128,000, respectively, related to PV system installation contracts.

(h)            Guarantees and Indemnifications

The Company has entered into PV system installation contracts which warrant the installation against defects in workmanship, generally for a period of one to five years from the date of installation.  There were no accruals for or expenses related to the warranties for any period presented.

The Company, as permitted under Delaware law and in accordance with its Bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in that capacity.  The term of the indemnification period is equal to the officer’s or director’s lifetime.  The Company has also entered into additional indemnification agreements with its officers and directors in connection with its initial public offering.  The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure and may enable it to recover a portion of any future amounts paid.  The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2011 and March 31, 2011.

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

(2)            Fair Value of Assets and Liabilities

As of December 31, 2011 and March 31, 2011, the Company held the following assets that are required to be measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents	$191	$191	$—	$—
Total assets measured at fair value	$191	$191	$—	$—

	Fair Value Measurements as of March 31, 2011
	Total	Level 1	Level 2	Level 3
Cash equivalents	$1,949	$1,949	$—	$—
Total assets measured at fair value	$1,949	$1,949	$—	$—

The interest rates of the Company’s credit agreements reset on a quarterly basis based on fluctuations in the LIBOR rate. Accordingly, the fair value of the notes payable approximates the carrying value as of December 31, 2011 and March 31, 2011.

There were no assets or liabilities that are required to be measured at fair value on a non-recurring basis.

(3)            Property, Plant and Equipment

As of December 31, 2011 and March 31, 2011, property, plant and equipment consisted of the following:

	December 31, 2011	March 31, 2011
	(in thousands)
Construction in progress – Idaho plant and equipment	$613,501	$460,516
Electrical substation	18,049	17,983
PV solar systems	3,260	3,260
Production equipment	318	108
Office equipment and furniture	783	147
Automobile	237	165

	636,148	482,179
Less accumulated depreciation and amortization	(1,006)	(698)

Property, plant and equipment, net	$635,142	$481,481

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

During the quarter ended December 31, 2011, the Company observed a significant decline in the market prices for solar-grade polysilicon, caused by an oversupply of polysilicon relative to demand in the solar materials supply chain. The Company concluded that the decline in the price in solar-grade polysilicon represented an event that indicated that the carrying value of its polysilicon plant under construction may not be recoverable.  The Company commenced with an impairment analysis to assess the recoverability of the polysilicon plant, which required the use of various inputs and assumptions over future periods.  In its analysis, the Company evaluated the following key assumptions in determining whether the carrying value of the polysilicon plant exceeded the expected future undiscounted cash flows:

•	total costs to complete construction, including capitalized interest;
•	an expected useful life of the polysilicon plant of 30 years;
•	the projected costs to replace equipment during the life of the polysilicon plant;
•	an expected weighted average cost to produce polysilicon;
•	an expectation that substantially all polysilicon will be sold either to third parties or the Company’s parent company, Tianwei; and
•	the estimated market prices over the estimated 30 year life of the polysilicon plant.

In developing these assumptions, the Company considered the expected operating results based upon internal projections and engineering analyses. Estimated market prices of polysilicon over the estimated 30 year life of the polysilicon plant were based on the assumption that the market price at December 31, 2011 was approximately $30 per kilogram.  It was also assumed that the long term market price for polysilicon would experience a recovery beyond the rate of inflation due to a rebalancing of supply and demand that would result in a stabilization of prices.

As of December 31, 2011, based on the assumptions discussed above, the sum of the expected future undiscounted cash flows from the polysilicon plant exceeded its carrying amount; therefore the Company concluded the carrying amount of the plant is recoverable.

In addition to further declines in the market prices of polysilicon and/or a lack of recovery of the market prices of polysilicon at a rate greater than the rate of inflation, certain other events or changes in circumstances in the future may also indicate that the carrying amount of the polysilicon plant may not be recoverable. Such events or circumstances include, but are not limited to, a change in expected demand for polysilicon, an increase in construction costs, a decrease in the expected life of the polysilicon plant, an increase in projected costs to replace equipment, an increase in the expected production cost, and/or a decrease in the production capacity.

In fiscal 2011, the Company reduced the cost of the PV systems owned by Hoku Solar Power I by $2.3 million as a result of federal grants received under Section 1603 of the American Recovery and Reinvestment Act of 2009, which provides cash incentives for wind and solar project investments.

During the nine month period ended December 31, 2011, the Company capitalized interest during construction of $21.9 million, comprised of interest charges of $16.0 million and amortization of discount and deferred financing costs of $5.9 million.  During the nine month period ended December 31, 2010, the Company capitalized interest during construction of $8.2 million, comprised of interest charges of $3.4 million, amortization of discount and deferred financing costs of $4.6 million, and stock based compensation of $151,000.

(4)            Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities were comprised of the following:

	December 31, 2011	March 31, 2011
	(in thousands)
Accounts payable	$56,320	$13,720
Accrued liabilities	20,270	13,429
Total accounts payable and accrued liabilities	$76,590	$27,149

The following table summarizes the composition of accounts payable and accrued liabilities between capital and operating expenditures:

	December 31, 2011	March 31, 2011
	(in thousands)
Capital expenditures	$67,669	$26,072
Operating expenditures	8,921	1,077
Total accounts payable and accrued liabilities	$76,590	$27,149

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

As of December 31, 2011 and March 31, 2011, the Company had $139.8 million and $140.2 million, respectively, related to prepayments received under its various polysilicon supply agreements.  Through December 31, 2011, the Company refunded $440,000 of customer deposits in accordance with the amended polysilicon supply agreements.  In December 2009, an investment transaction with Tianwei was completed and the existing polysilicon supply agreements were amended such that $50.0 million of an aggregate of $79.0 million in secured prepayments previously paid by Tianwei to the Company was converted  into shares of the Company’s common stock.  The prepayments which are expected to be applied to deliveries one year subsequent to the balance sheet date have been reflected in the consolidated balance sheets as long-term customer deposits.

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

The Company did not commence delivery of polysilicon to Shanghai Alex New Energy Co., Ltd. (Alex) or Hanwha SolarOne (SolarOne) in accordance with its agreements, which provided these customers with the right to terminate the agreements and require repayment of a $20.0 million, $49.0 million, and $2.0 million prepayment, respectively.  The Company has granted security interests to each of its customers in all of the Company’s tangible and intangible assets related to its polysilicon business to serve as collateral for the Company’s obligation to repay the remaining amount of each of its customer’s respective prepayments made as of the date of any termination that has not been applied to the purchase price of polysilicon previously delivered under the respective contract.  Such security interests are subordinated to bank financings.

The following is a summary of prepayments received as of December 31, 2011 and March 31, 2011:

Customer	December 31, 2011	March 31, 2011
	(in thousands)
Hanwha SolarOne, formerly Solarfun Power Hong Kong Ltd.	$49,000	$49,000
Tianwei New Energy (Chengdu) Wafer Co., Ltd.	29,000	29,000
Wealthy Rise International, Ltd. (Solargiga)	20,200	20,200
Jinko Solar Co., Ltd.	19,560	20,000
Shanghai Alex New Energy Co., Ltd.	20,000	20,000
Wuxi Suntech Power Co., Ltd.	2,000	2,000
	$139,760	$140,200

Based on existing terms of the various long-term polysilicon supply agreements, the $139.8 million of customer prepayments would be credited against future product deliveries in the years ending December 31, 2012 through 2016 and thereafter as indicated in the following table.

Application of
Customer Deposits
Year ending December 31,	(in thousands)
2012	$95,227
2013	7,254
2014	10,021
2015	5,233
2016	3,100
Thereafter	18,925
$139,760

(6)        Notes Payable and Warrants

(a)        Notes Payable

China Merchants Bank – New York Branch
In May 2010, the Company entered into a $20.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (3.01% at December 31, 2011) or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by May 2012. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of December 31, 2011, the entire $20.0 million was outstanding.

In August 2010, the Company entered into two credit agreements with the New York branch of China Merchants Bank Co., Ltd. to borrow $10.0 million and $5.0 million.  The loans under these credit agreements are secured by standby letters of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (between 2.96% and 3.04% for the $10.0 million credit agreement and 3.01% for the 5.0 million credit agreement at December 31, 2011) or, if the Company elects, any portion of the loans that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by August 2012. The Company also entered into reimbursement agreements with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of December 31, 2011, the entire $15.0 million was outstanding.

In September 2010, the Company entered into a $10.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (3.06% at December 31, 2011) or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by September 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of December 31, 2011, the entire $10.0 million was outstanding.

In October 2010, the Company entered into a $13.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The Company received the entire $13.0 million under this credit agreement, which is secured by a standby letter of credit drawn by Tianwei in Chengdu, China and issued to China Merchants Bank, as collateral. The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (2.89% at December 31, 2011) or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by October 2013.  The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of December 31, 2011, the entire $13.0 million was outstanding.

In December 2010, the Company entered into a $10.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The Company received the entire $10.0 million under this credit agreement, which is secured by cash collateral of 110% of the principal amount of the credit agreement in Renminbi provided by Tianwei.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (3.06% at December 31, 2011) or, if the Company elects, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the rate of interest announced by the lender as its “prime rate.”  The principal amount and any unpaid interest thereon must be paid in full by December 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with providing the cash collateral.  As of December 31, 2011, the entire $10.0 million was outstanding.

In February 2012, the Company entered into a $10.0 million credit agreement with the New York branch of China Merchants Bank Co., Ltd.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei and issued by the Chengdu branch of China Merchants Bank Co., Ltd. in favor of the New York branch.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.0%.  In addition, the Company will pay an annual facility fee of 2.5% on the outstanding balance of the loan.  The principal amount and any unpaid interest thereon must be paid in full by February 2017.  The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for (a) any reimbursement obligations of Tianwei arising from any draws under the standby letter of credit and (b) all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  In addition, the Company granted to Tianwei a security interest in all of its fixtures and personal property and all proceeds and products from such fixtures and personal property.

China Construction Bank – New York Branch
In June 2010, the Company entered into a $28.3 million credit agreement with the New York branch of China Construction Bank.  The loan under this credit agreement is secured by a standby letter of credit drawn by Tianwei and issued by the Sichuan branch of China Construction Bank in favor of the New York branch.  The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 1.875% (between 2.27% and 2.34% at December 31, 2011) or, if the Company elects, and if the bank agrees, any portion of the loan that is not less than $1.0 million may bear interest at an annual rate equal to the highest “Prime Rate” as published in the “Money Rates” column of the Eastern Edition of the Wall Street Journal from time to time.  The principal amount and any unpaid interest thereon must be paid in full by June 2012. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of December 31, 2011, the entire $28.3 million was outstanding.

China Construction Bank – Singapore Branch
In October 2010, the Company entered into a $29.0 million credit agreement with the Singapore branch of China Construction Bank.  The Company received the entire $29.0 million under this credit agreement which is secured by standby letters of credit drawn by Tianwei in Chengdu, China and issued to China Construction Bank Corporation, Sichuan Branch in favor of China Construction Bank – Singapore Branch.   The loan will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2% (between 2.41% and 2.44% at December 31, 2011).   The principal amount and any unpaid interest thereon must be paid in full by September 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit. As of December 31, 2011, the entire $29.0 million was outstanding.

Industrial and Commercial Bank of China – New York Branch
In December 2010, the Company entered into a $15.5 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd.  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $17.0 million.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.6% (3.17% at December 31, 2011).  The principal amount and any unpaid interest thereon must be paid in full by December 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of December 31, 2011, the entire $15.5 million was outstanding.

In January 2011, the Company entered into a $19.5 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd.  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $22.0 million.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.6% (2.99% at December 31, 2011).  The principal amount and any unpaid interest thereon must be paid in full by January 2014. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.   As of December 31, 2011, the entire $19.5 million was outstanding.

In April 2011, the Company entered into a $15.0 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd (the “Lender”).  The loans are secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of $16.5 million.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.7% (3.08% at December 31, 2011).  The principal amount and any unpaid interest of the loan must be paid in full by April 2014 or the tenth business day prior to the date on which the letter of credit expires or otherwise terminates, whichever is earlier.  The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of December 31, 2011, the entire $15.0 million was outstanding.

In June 2011, the Company entered into a $24.7 million credit agreement with the New York Branch of Industrial and Commercial Bank of China, Ltd (the “Lender”).  The loan is secured by a standby letter of credit issued by the Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the lender and which has an aggregate drawable amount of not less than $30.1 million.  The loan bears interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 3.8% (4.33% at December 31, 2011).  The principal amount and any unpaid interest of the loan must be paid in full by June 2016 or the tenth business day prior to the date on which the letter of credit expires or otherwise terminates, whichever is earlier.  The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of December 31, 2011, the entire $24.7 million was outstanding.

In September 2011, the Company entered into a $10.0 million credit agreement with the New York Branch of Industrial and Commercial Bank of China Ltd.  The loans are secured by a standby letter of credit issued by Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the Lender and which has an aggregate drawable amount of not less than $11 million.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.5% (3.04% at December 31, 2011).  The principal amount and any unpaid interest of the loan must be paid in full by September 2014 or the tenth business day prior to the date on which the standby letter of credit expires or otherwise terminates, whichever is earlier. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of December 31, 2011, the entire $10.0 million was outstanding.

In October 2011, the Company entered into a $13.6 million credit agreement with the New York Branch of Industrial and Commercial Bank of China Ltd.  The loan is secured by a standby letter of credit issued by Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the Lender and which has an aggregate drawable amount of not less than $15 million.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 3.0% (3.38% at December 31, 2011).  The principal amount and any unpaid interest of the loan must be paid in full by October 2014 or the tenth business day prior to the date on which the standby letter of credit expires or otherwise terminates, whichever is earlier. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of December 31, 2011, the entire $13.6 million was outstanding.

In November 2011, the Company entered into a $5.8 million credit agreement with the New York Branch of Industrial and Commercial Bank of China Ltd.  The loan is secured by a standby letter of credit issued by Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the Lender and which has an aggregate drawable amount of not less than $6 million.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 3.75% (4.27% at December 31, 2011).  The principal amount and any unpaid interest of the loan must be paid in full by November 2014 or the tenth business day prior to the date on which the standby letter of credit expires or otherwise terminates, whichever is earlier. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.  As of December 31, 2011, the entire $5.8 million was outstanding.

In January 2012, the Company entered into a $10.0 million credit agreement with the New York Branch of Industrial and Commercial Bank of China Ltd.  The loan is secured by a standby letter of credit issued by Sichuan Branch of Industrial and Commercial Bank of China and procured by Tianwei in favor of the Lender and which has an aggregate drawable amount of not less than $12.4 million.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 4.00%.  The principal amount and any unpaid interest of the loan must be paid in full by January 2017 or the tenth business day prior to the date on which the standby letter of credit expires or otherwise terminates, whichever is earlier. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letter of credit.

CITIC Bank International Limited – New York Branch
In February 2011, the Company entered into a $19.0 million credit agreement with the New York Branch of CITIC Bank International Limited.  The Company can receive up to $19.0 million of the loan which is secured by standby letters of credit issued by China Branch of CITIC Bank International Limited and procured by Tianwei in favor of CITIC Bank International Limited.  The loans will bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.5% (2.81% at December 31, 2011).  The principal amount and any unpaid interest thereon must be paid in full by January 2013. The Company also entered into a reimbursement agreement with Tianwei pursuant to which the Company agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.   The Company borrowed $8.9 million, $7.0 million and $2.0 million in May, March and February 2011, respectively.  As of December 31, 2011, $18.2 million was outstanding.

Bank of China – New York Branch
In February 2011, the Company and its subsidiary Hoku Materials entered into a credit agreement with the New York Branch of Bank of China that provides for one or more revolving loans in an aggregate principal amount not to exceed the lesser of (i) $30.0 million or (ii) the aggregate amount of the letters of credit procured by Tianwei.  As of March 31, 2011, Tianwei has procured a letter of credit issued by the Sichuan Branch of Bank of China in favor of the lender.  The loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.4% (between 2.77% and 2.93% at December 31, 2011).  The principal amount of the loans and any unpaid interest must be paid in full by the earlier of (i) February 25, 2014 or (ii) the 15th business day prior to the date on which the letters of credit expires or terminates.  The Company may prepay the loans, in whole or in part, at any time without penalty. The Company also entered into a reimbursement agreement with Tianwei pursuant to which it agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of December 31, 2011, the entire $30.0 million was outstanding.

In August 2011, the Company and its subsidiary Hoku Materials, Inc. entered into a Credit Agreement with the New York Branch of Bank of China that provides for one or more revolving loans in an aggregate principal amount not to exceed the lesser of (i) $15.0 million or (ii) the aggregate amount of the letters of credit procured by Tianwei.  As of August 22, 2011, Tianwei has procured a standby letter of credit issued by the Sichuan Branch of Bank of China in favor of the.  The Loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 2.5% (between 2.97% and 3.02% at December 31, 2011).  The principal amount of the Loans and any unpaid interest thereon must be paid in full by (i) August 16, 2016 or the (ii) 15th business day prior to the date on which the letters of credit expires or terminates. The Company may prepay the Loans, in whole or in part, at any time without penalty. The Company also entered into a reimbursement agreement with Tianwei pursuant to which it agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of December 31, 2011, the entire $15.0 million was outstanding.

In October 2011, the Company and its subsidiary Hoku Materials, Inc. entered into a Credit Agreement with the New York Branch of Bank of China that provides for one or more revolving loans in an aggregate principal amount not to exceed the lesser of (i) $22.1 million or (ii) the aggregate amount of the letters of credit procured by Tianwei.  As of August 22, 2011, Tianwei has procured a standby letter of credit issued by the Sichuan Branch of Bank of China in favor of the lender.  The Loans bear interest at a per annum rate equal to the LIBOR Rate for the applicable interest period plus 3.0% (between 3.39% and 3.40% at December 31, 2011).  The principal amount of the Loans and any unpaid interest thereon must be paid in full by (i) October 12, 2016 or the (ii) 15th business day prior to the date on which the letters of credit expires or terminates. The Company may prepay the Loans, in whole or in part, at any time without penalty. The Company also entered into a reimbursement agreement with Tianwei pursuant to which it agreed to reimburse Tianwei for all interest, fees and expenses incurred by Tianwei in connection with the negotiation, execution and performance of the standby letters of credit.  As of December 31, 2011, the entire $22.1 million was outstanding.

(b)        Related Party Notes Payable, net

Tianwei New Energy Holding Co. Ltd.
As of December 31, 2011, the Company has $50.0 million in notes payable to Tianwei. The Company received the first tranche of $20.0 million in January 2010 and received the second tranche of $30.0 million in March 2010.  The notes bear an annual interest rate of 5.94% and have a term of two years.  Pursuant to the loan agreement, the Company has pledged a security interest in all of its assets to Tianwei.  The $20.0 million and $30.0 million in loan proceeds become due in January and March 2012, respectively, with no penalty for earlier prepayment of principal, and interest payments are due quarterly.  In January 2012, Tianwei agreed to extend the due dates of the $20.0 million and $30.0 million loans by one year to January and March 2013, respectively.

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

The Company recorded approximately $1.2 million in transaction costs and $12.9 million of related fair value of the warrants as deferred costs of debt financing totaling $14.1 million.  Accordingly, $12.9 million was reclassified as a discount on the debt and $1.2 million was deferred as cost of debt financing.  The deferred cost of debt financing and discount on the debt will be amortized over the two year term of the $50.0 million in notes payable, using the effective interest method, and capitalized as construction in progress related to the polysilicon production facility.  As of December 31, 2011 and March 31, 2011, the carrying value of the $50.0 million in notes payable was $49.0 million and $43.6 million, respectively, net of the respective unamortized discounts of $1.0 million and $6.4 million.

Based on existing terms of the various credit agreements, the Company’s notes payable balances would be required to be repaid in the years ending December 31, 2012 through 2016 as indicated in the following table.

Year ending December 31,	(in thousands)
2012	$63,300
2013	145,678
2014	93,900
2015	—
2016	61,810
364,688
Unamortized discount	(1,042)
$363,646

Under the terms of all of the Company's supply agreements, the failure to deliver polysilicon by the stated delivery dates will allow the customers to terminate the supply agreements, require the repayments of the deposits under the agreements, which in turn could result in an event of default under the Company's existing credit agreements with its third-party lenders.  If the Company is determined to be in default, its lenders will have the right to declare the outstanding principal and unpaid interest thereon due and payable.  The third party credit agreements are all secured by standby letters of credit drawn by the Company's majority shareholder, Tianwei, as collateral. To the extent that the third party lenders accelerate repayment of the debt, Tianwei has provided a letter of commitment to the Company that it would not demand repayment from the Company until the original due dates of the third party credit agreements ranging from May 2012 to February 2017.

(7)            Total Equity

Changes in total equity for the nine months ended December 31, 2011 were as follows (in thousands):

	Hoku Corporation Shareholders’ Equity
	Common		Additional Paid-In	Accumulated	Noncontrolling	Total	Comprehensive
	Stock	Warrant	Capital	Deficit	Interest	Equity	Loss
Balance as of March 31, 2011	$55	$12,884	$115,500	$(32,438)	$816	$96,817	—
Distributions to noncontrolling interest					(218)	(218)
Net income (loss)				(28,704)	82	(28,622)	(28,622)
Stock-based compensation			477			477
Issuance of warrant to Solargiga		1,385				1,385
Balance as of December 31, 2011	$55	$14,269	$115,977	$(61,142)	$680	$69,839	$(28,622)

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

In June 2011, as part of the amended supply agreement with Solargiga, the Company granted to Solargiga a warrant to purchase 1,196,581 shares of the Company’s common stock. The terms of the warrant include: (i) a per share exercise price equal to $2.75; (ii) a five year term; and (iii) immediately exercisable. The accounting of the warrant was based on the fair value of the warrant at the date of grant and was estimated to be $1.4 million, using the Black-Scholes option pricing model.  The issuance of the warrant is reflected in the Company’s statement of operations for the nine month period ended December 31, 2011 as a non-cash operating expense.

(8)            Income Taxes

Income taxes are accounted for under the asset and liability method, which establishes financial accounting and reporting standards for income taxes. The Company recognizes federal and state current tax liabilities based on its estimate of taxes payable to or refundable by each tax jurisdiction in the current fiscal year.

Deferred tax assets and liabilities are established for the temporary differences between the financial reporting bases and the tax bases of the Company’s assets and liabilities at the tax rates the Company expects to be in effect when these deferred tax assets or liabilities are anticipated to be recovered or settled. The Company’s ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. The Company records a valuation allowance to reduce deferred tax assets by the amount of any tax benefits that, based on available evidence and judgment, are not expected to be realized. Based on the best available objective evidence, it is more likely than not that the Company’s net deferred tax assets will not be realized. Accordingly, the Company continues to provide a full valuation allowance against its net deferred tax assets as of December 31, 2011.

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

The following table sets forth the computation of basic and diluted net loss per share, including the reconciliation of the denominator used in the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(in thousands, except share and per share data)
Numerator:
Net loss attributable to Hoku Corporation	$(10,586)	$(3,046)	$(28,704)	$(7,740)
Denominator:
Weighted average shares of common stock (basic)	54,886,650	54,724,354	54,872,287	54,641,657

Effect of Dilutive Securities
Add:
Weighted average stock options	—	—	—	—

Weighted average shares of common stock (diluted)	54,886,650	54,724,354	54,872,287	54,641,657

Basic net loss per share attributable to Hoku Corporation	$(0.19)	$(0.06)	$(0.52)	$(0.14)

Diluted net loss per share attributable to Hoku Corporation	$(0.19)	$(0.06)	$(0.52)	$(0.14)

The basic weighted average shares of common stock for the three and nine months ended December 31, 2011 and 2010 excludes unvested restricted shares of common stock.

During the three and nine months ended December 31, 2011, potential dilutive securities included options to purchase 49,999 shares of common stock, at prices ranging from $0.15 to $0.38 per share.  During the three and nine months ended December 31, 2010, potential dilutive securities included options to purchase 227,344 and 245,678 shares of common stock, at prices ranging from $0.075 to $2.75 per share in both periods.  During the three and nine month periods ended December 31, 2011 and 2010, all potential common equivalent shares were anti-dilutive and were excluded in computing diluted net loss per share, due to the Company’s net loss for both periods.

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

As of December 31, 2011, the Company received 16 polysilicon reactors and eight hydrogenation reactors, and related equipment from GEC and MSA, at the Polysilicon Plant, and all of these reactors have been assembled and put into place on the Polysilicon Plant’s production floor.

During the nine months ended December 31, 2011, the Company made payments to GEC and MSA of 495,000 Euros or $704,000, and as of December 31, 2011, the Company had paid GEC and MSA an aggregate amount of 19.5 million Euros or $27.4 million.

Idaho Power Company.  The Company entered into an Electric Service Agreement with Idaho Power, or the ESA, for the supply of electric power and energy to the Company for use in the Polysilicon Plant, subject to the approval of the Idaho Public Utilities Commission, or the IPUC. The term of the ESA is four years, beginning in June 2009 and expiring in May 2013. During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to the Company at certain fixed rates, which are subject to change only by action of the IPUC.  After the initial term of the ESA expires, either the Company or Idaho Power may terminate the ESA without prejudice.  If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to the Company.  As of December 31, 2011, the Company was contractually obligated to pay approximately $67.1 million to Idaho Power over the term of the ESA.

During the nine months ended December 31, 2011, the Company made payments to Idaho Power of $17.2 million pursuant to the ESA.

In February 2012, the Company and Idaho Power filed a stipulation (the “Stipulation”) with the IPUC to amend the ESA.  If the Stipulation is approved by IPUC, the Company and Idaho Power will enter into an amended and restated Electric Service Agreement (the “AESA”) based on the terms set forth in the Stipulation.

Pursuant to the AESA, the Company would be granted an 18-month deferral period from January 1, 2012 to June 30, 2013 during which the Company’s monthly billed energy charge would be reduced from $2.0 million to $800,000.  The Company would also be required to make an extra one-time payment to Idaho Power of $3.8 million, and Idaho Power would apply $2.0 million of the Company’s existing $4.0 million deposit to the one-time payment.  The Company would be charged an additional $100,000 per month during the 18-month deferral period in order to pay off the remaining amount of the one-time payment.

Idaho Power would create a balancing account during the 18-month deferral period for the difference between the monthly minimum billed energy under the ESA and the monthly billed energy that results from the ESA. The maximum amount of this balancing account would be capped at $16.5 million and would be balanced against the Company’s actual energy consumption during the deferral period.  Beginning in January 2014, the Company would be required to repay the balancing account by making additional payments to Idaho Power equal to 1/12th of the total amount of the balancing account until the balancing account reaches zero.

The Company’s monthly power demand would be capped at 20,000 kilowatts during the 18-month deferral period, and if the Company exceeds that cap, it would be charged the Monthly Minimum Billed Energy Charge according to the ESA for the remainder of the 18-month deferral period.  The term of the ESA would be extended to December 1, 2014, during which time the Company will pay embedded-cost rates beginning with service provided on and after December 1, 2013, including the then applicable Minimum Billed Energy Charge.

PVA Tepla Danmark. In April 2008, the Company entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for the Polysilicon Plant. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to the Company’s end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total amount payable to PVA is approximately $6.0 million, which is payable in four installments, the first of which was made in August 2008. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.  In June 2011, the Company amended this agreement to restructure the payment terms with PVA as follows: (i) in July 2011, the Company paid $318,000; (ii) in July 2011, the Company delivered a letter of credit in the amount of $636,000; and (iii) in December 2011, the Company paid $318,000.

During the nine months ended December 31, 2011, the Company made payments to PVA $2.7 million, and as of December 31, 2011, the Company had paid PVA an aggregate amount of $6.6 million. As of December 31, 2011, the slim rod pullers and float zone crystal pullers have been delivered and accepted.

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

The aggregate net value of the TCS to be purchased under the amended agreement during the term is approximately $13.5 million. During the nine months ended December 31, 2011, the Company had paid Evonik an aggregate amount of $1.2 million, and as of December 31, 2011, the Company paid Evonik an aggregate amount of $1.3 million.

If the Company is unable to secure additional financing to complete the construction of the Polysilicon Plant, the Company would need to curtail construction of the Polysilicon Plant.  If the Company elects to curtail construction, it would not be able to produce its own polysilicon to meet the delivery requirements under certain polysilicon agreements.  The Company was required to make polysilicon deliveries beginning in June 2011.  The Company did not make any shipments by December 31, 2011, and is in discussions with its customers regarding a possible amendment of the agreements.  During fiscal 2012, the Company estimates that it may need to purchase between 300 to 500 metric tons of polysilicon to meet the minimum delivery requirements of its polysilicon contracts.  The revenue from the 300 to 500 metric tons that the Company may need to deliver during fiscal 2012 may result in a loss on the subsequent sale of polysilicon under the current polysilicon agreements.  As of December 31, 2011, the Company has not entered into any agreements to purchase polysilicon.

(11)           Operating Segments

Operating segments are components of an enterprise for which discrete financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision-making group is made up of the Chief Executive Officer, President, Chief Financial Officer, Chief Strategy Officer and the President of Hoku Materials.  The chief operating decision-making group manages the profitability, cash flows, and assets of each segment’s various product or service lines and businesses.  The Company has three operating business units: Hoku Solar, Hoku Materials and Tianwei Solar. Hoku Solar installs PV systems, Hoku Materials will manufacture polysilicon for resale, and Tianwei Solar, which was incorporated in October 2011, resells and distributes photovoltaic modules.  A description of the products for each business unit is described in Note 1 of the Consolidated Financial Statements.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(amounts in thousands)
Revenue:

Hoku Solar	$7,083	$1,226	$9,457	$3,330
Hoku Materials	—	16	—	27
Tianwei Solar	—	—	—	—

Total consolidated revenue	$7,083	$1,242	$9,457	$3,357

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(amounts in thousands)
Income (loss) from operations:
Hoku Solar	$236	$64	$(173)	$234
Hoku Materials	(10,766)	(3,114)	(28,406)	(8,043)
Tianwei Solar	(43)	—	(43)	—

Total consolidated loss from operations	$(10,573)	$(3,050)	$(28,622)	$(7,809)

The reconciliation of segment operating results to the Company’s consolidated totals was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
	(amounts in thousands)
Consolidated loss from operations	$(10,573)	$(3,050)	$(28,622)	$(7,809)
Interest and other income	—	27	—	166
Net income attributable to noncontrolling interest	(13)	(23)	(82)	(97)

Net loss attributable to Hoku Corporation	$(10,586)	$(3,046)	$(28,704)	$(7,740)

The Company allocates its assets to its business units based on the primary business units benefiting from the assets. Unallocated assets are composed primarily of cash and cash equivalents and office equipment and furniture. Capital additions for the Hoku Materials business unit primarily relate to construction in progress.

	December 31, 2011	March 31, 2011
Identifiable assets:	(amounts in thousands)
Hoku Solar	$8,183	$4,356
Hoku Materials	642,765	497,337
Tianwei Solar	46	—
Unallocated assets	480	900

	$651,474	$502,593

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

We originally focused our efforts on the design and development of fuel cell technologies, including our Hoku membrane electrode assemblies, or MEA’s, and Hoku Membranes.  In May 2006, we announced our plans to form an integrated photovoltaic, or PV, module business, and our plans to manufacture polysilicon, a primary material used in the manufacture of PV modules, at our polysilicon manufacturing plant in Pocatello, Idaho, or the Polysilicon Plant.  In fiscal 2007, we reorganized our business into three business units: Hoku Materials, Hoku Solar and Hoku Fuel Cells.  In February and March 2007, we incorporated Hoku Materials, Inc. and Hoku Solar, Inc., respectively, as wholly owned subsidiaries to operate our polysilicon and solar businesses, respectively. In October 2011, we incorporated Tianwei Solar USA, Inc., or Tianwei Solar, as a wholly owned subsidiary to serve as the primary, direct reseller of Tianwei photovoltaic modules in the Americas.

In September 2010, we elected to discontinue the operations of Hoku Fuel Cells.  However, we will maintain ownership of our intellectual property including patents.

Hoku Materials

Construction Update

Hoku Materials was incorporated to manufacture polysilicon, a key material used in PV modules. In May 2007, we commenced construction of our planned Polysilicon Plant which would be capable of producing up to 4,000 metric tons of polysilicon per year. We previously estimated the total cost for construction of approximately $410 million; however, we have determined that the total costs will be greater than our previous estimates and our current estimate for the total cost is approximately $700 million.  We have incurred $631.6 million in capital expenditures as of December 31, 2011.  We are currently commissioning the 2,500 metric ton plant, and we expect that it will cost approximately $700 million to add on-site trichlorosilane, or TCS production and increase our annual production capacity to 4,000 metric tons.

The primary driver of the increase in costs is related to our engineering and construction contracts first signed in 2007 as they are cost-plus contracts, rather than lump sum, or fixed cost contracts.  As such, there was no guaranteed maximum cost.  In addition, the estimated total cost increased in part by the fact that the construction schedule was originally expected to be approximately two years, but has instead been spread over more than four years with numerous starts and stops as a result of earlier challenges obtaining adequate financing in a timely manner.  Furthermore, construction of the Polysilicon Plant commenced prior to the completion of the detailed engineering work, which caused numerous changes in the design of the facility, further contributing to the increase in delays and construction costs.  In addition, to enable future expansion, we over-designed certain areas of our plant to accommodate future expansion, which increased our upfront engineering, construction, and equipment costs.  In an effort to control costs, we have strengthened our internal management team to enable more detailed reviews and audits of all project expenses, and we have entered into new lump sum construction and engineering contracts, while phasing out work under our 2007 cost-plus contracts.  Any significant increase in the cost to complete the Polysilicon Plant could have a material adverse effect on our business, financial condition and results of operations.

During the quarter, we continued working together with Tianwei to obtain additional loans secured by letters of credit procured by Tianwei to finance plant construction and commissioning activities, accounts payable obligations, and working capital.  The process to secure financing from foreign sources is complicated and requires time to resolve.  As a result, we temporarily suspended all construction activities in Pocatello until these financial issues are resolved, which we anticipate occurring in the fourth quarter of fiscal 2012 with the goal of commencing production during fiscal 2013.

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

In order to avoid price adjustments and/or breaching our supply contracts, we may purchase polysilicon from third parties if we do not produce sufficient amounts to meet our customer obligations.  We estimate that we will need to purchase between 300 to 500 metric tons of polysilicon during fiscal 2012 to avoid any breaches of our contracts.  As of March 2012, we have not entered into any agreements to purchase polysilicon; however the current spot market prices are less than the prices at which our customers will be obligated to pay us.

During the three and nine months ended December 31, 2011 Hoku Materials incurred an operating loss of $10.8 million and $28.4 million, respectively, which mainly consisted of payroll, including stock compensation, professional fees and payments made to Idaho Power pursuant to the Electric Service Agreement.  In addition, as of December 31, 2011, Hoku Materials has capitalized $631.6 million related to construction costs for the Polysilicon Plant and had received $139.8 million in customer deposits as prepayments under long-term polysilicon supply agreements.

Financing Update

During the three months ended December 31, 2011, we entered into credit agreements with Industrial and Commercial Bank of China, Limited, New York Branch and Bank of China, New York Branch to provide for an additional $19.4 million and $22.1 million, respectively, of debt financing.  These credit agreements are secured by letters of credit provided by our majority stockholder, Tianwei New Energy Holding Co. Ltd., or Tianwei.

In January 2012, we entered into a credit agreement with Industrial and Commercial Bank of China, Limited, New York Branch to provide for one or more term loans in an aggregate principal amount not to exceed $10.0 million.  And in February 2012, we entered into a credit agreement with China Merchants Bank Co., Ltd., New York Branch to provide for a loan in an aggregate principal amount of $10 million. These credit agreements are secured by letters of credit provided by Tianwei.

As of December 31, 2011, we have funded approximately $546.9 million of our Polysilicon Plant.

As of December 31, 2011, we have obtained an aggregate of $315.5 million of debt financing through 19 bank credit agreements to support our operations.  As of December 31, 2011, the total amount outstanding under these credit agreements was $314.7 million.  The material terms of each credit agreement are described in more detail in Note 6 to the consolidated financial statements.

Polysilicon Supply Agreement Updates

Wuxi Suntech Power Co. Ltd.  In June 2007, we entered into a fixed price, fixed volume supply agreement with Wuxi Suntech Power Co., Ltd., or Suntech, for the sale and delivery of polysilicon. The supply agreement was subsequently amended in June 2010, pursuant to which we revised the first delivery of polysilicon products to Suntech in June 2011, and Suntech waived certain milestones required under the agreement. We also agreed to waive our right to prepayment of an additional $30.0 million, and Suntech may terminate the $30.0 million stand-by letter of credit previously issued by a bank in China.  The term of the agreement was shortened to one year and pricing was fixed for the term of the agreement.  We did not make any shipments to Suntech in June 2011.  However, in February 2012, the supply agreement with Suntech was amended, in which the parties agreed to reduce the amount of polysilicon to be delivered, remove the fixed pricing terms, and negotiate pricing on a quarterly basis by reference to the average spot market price index for raw polysilicon.  Also, the amendment shortened the term of the agreement to one year measured from the first shipment of a specified quantity of raw polysilicon, which must commence no later than October 31, 2012.  The amended agreement will automatically renew for an additional 12 months after the initial term with the same terms unless one party terminates or the parties mutually agree to amend the agreement.

Upon Suntech’s termination of the agreement under certain circumstances, we are required to refund to Suntech all prepayments, which were $2.0 million as of December 31, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement for cause by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Pursuant to the agreement, we granted to Suntech a security interest in all of our tangible and intangible assets related to our polysilicon business.  This security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the Polysilicon Plant.

Hanwha SolarOne, formerly Solarfun Power Hong Kong Limited.  In November 2007, we entered into a fixed price, fixed volume supply agreement with Hanwha SolarOne, or SolarOne, formerly known as Solarfun Power Hong Kong Limited, a subsidiary of Solarfun Power Holdings Co., Ltd., for the sale of polysilicon.  As of December 31, 2011, SolarOne has paid to us $49.0 million as a prepayment for future polysilicon product deliveries.

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

Upon SolarOne’s termination of the agreement under certain circumstances, we are required to refund to SolarOne all prepayments made as of the date of termination, which were $49.0 million as of December 31, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

Pursuant to our agreement with SolarOne, we granted to SolarOne a security interest in all of our tangible and intangible assets related to our polysilicon business.  This security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the Polysilicon Plant.

Jinko Solar Co., Ltd.  In July 2008, we entered into a supply agreement with Jinko Solar Co., Ltd., formerly known as Jiangxi Jinko Solar Co., Ltd., or Jinko, for the sale and delivery of polysilicon.  In December 2010, we amended the supply agreement under which we agreed to sell approximately 1,800 metric tons of polysilicon over a nine-year term.  The pricing under the agreement was adjusted such that it is fixed for the first five years and thereafter will vary from year to year based on market pricing and negotiations between us and Jinko.  The fixed pricing for the first five years of the supply agreement was a few dollars above the long-term contract prices then prevailing in the market and below the spot prices by a dollar amount that is in the low double digits.  We also agreed that the initial delivery date to avoid breach and termination would be extended to August 31, 2011.  We did not make any delivery by August 31, 2011.  Accordingly, we further amended the supply agreement with Jinko in September 2011.  Under this amended agreement, we agreed to sell to Jinko an aggregate of 1,600 tons of polysilicon over an eight year period. The fixed prices during the first four years are a few dollars above the long-term contract prices then prevailing in the market and below the spot prices by a dollar amount that is in the low double digits.  These prices are subject to adjustment the extent they vary from a mutually acceptable third party index.  The prices in years five through eight are to be mutually determined by us and Jinko.  If we do not deliver polysilicon in accordance with the agreed upon schedule, including the initial shipment on or before June 30, 2012, we will provide Jinko with a purchase price adjustment.  In addition, we have agreed to refund a portion of Jinko’s $20.0 million deposit on a monthly basis for the period from September 2011 to June 2012.  As of December 31, 2011, Jinko has paid us a total cash deposit of $19.6 million as prepayment for future product deliveries, which is net of refunds of $440,000 that were remitted as of December 31, 2011.

Upon Jinko’s termination of the agreement under certain circumstances, we are required to refund to Jinko all prepayments made as of the date of termination, which were $19.6 million as of December 31, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Jinko also has the right to terminate the agreement if we do not deliver the initial shipment on or before June 30, 2012, in which case we would be required to remit to Jinko an amount equal to 150% of the prepayments we hold at the time of termination.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

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

Upon Tianwei Wafer’s termination of the agreements under certain circumstances, we are required to refund to Tianwei Wafer the $29.0 million in prepayments made as of December 31, 2011 less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreements.  Upon a termination of the agreements by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreements.

Pursuant to the agreements, we granted to Tianwei Wafer a security interest in all of our tangible and intangible assets related to our polysilicon business.  This security interest is subordinated to the Tianwei financing and any third-party debt secured to finance construction of the polysilicon production facility.

Wealthy Rise International, Ltd.  In September 2008, we entered into a fixed price, fixed volume 10-year supply agreement with Wealthy Rise International, Ltd., a wholly owned subsidiary of Solargiga Energy Holdings, Ltd., or Solargiga, for the sale of polysilicon.  In March 2010, we amended the agreement pursuant to which we agreed to sell to Solargiga specified volumes of polysilicon at a predetermined price over a three-year period beginning in calendar year 2011, subject to product deliveries and other conditions.  In June 2011, we amended the agreement pursuant to which we agreed to sell to Solargiga specified volumes of polysilicon at a predetermined price over a five-year period, subject to product deliveries and other conditions.  In December 2011, we amended the agreement pursuant to which we agreed to extend the supply of specific volumes of polysilicon at fixed prices to Solargiga for its general use beginning in calendar year 2012 and continuing for eight years from the date of the first shipment.  The pricing for each year may be adjusted based on market prices of polysilicon and negotiations between us and Solargiga. The aggregate amount that may be paid to us over the eight-year term is $134 million, assuming no such pricing adjustment occurs and without taking into account the application of the prepayments already received by us.  We also granted to Solargiga a warrant to purchase 1,196,581 shares of our common stock. The terms of the warrant include: (i) a per share exercise price equal to $2.75; (ii) a five year term; and (iii) immediately exercisable.  The accounting of the warrant was based on the fair value of the warrant at the date of grant and was estimated to be $1.4 million, using the Black-Scholes option pricing model.

Solargiga has the right to terminate the amended agreement and recover any prepayments made if we have not commenced polysilicon shipments by September 30, 2012.  Pursuant to the agreement, Solargiga was obligated to pay us additional prepayments in the aggregate amount of $13.2 million that was payable in four increments of $3.3 million in each of April, June, August and October 2010, and a final prepayment of $200,000 upon Solargiga’s receipt of certain aggregate volumes of polysilicon product from us.  We received four prepayments from Solargiga of $13.2 million.

Upon Solargiga’s termination of the agreement under certain circumstances, we are required to refund to Solargiga all prepayments made as of the date of termination, which were $20.2 million as of December 31, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

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

Upon Alex’s termination of the agreement under certain circumstances, we are required to refund to Alex all prepayments made as of the date of termination, which were $20.0 million as of December 31, 2011, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.  In addition, Alex has the right to terminate the agreement due to us not making any shipments by the September 2011 deadline.  If Alex terminates the agreement due to our non-delivery, we would be required to remit to Alex an amount equal to 150% of the prepayments, or $30.0 million.  Upon termination of the agreement by us, we generally may retain the entire amount of prepayments made as of the date of such termination as liquidated damages, less any part thereof that has been applied to the purchase price of polysilicon delivered under the agreement.

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

During the three and nine months ended December 31, 2011, Hoku Solar recognized an operating profit of $236,000 and operating loss of $173,000, respectively, from its PV system installations and sale of electricity to the Hawaii State Department of Transportation.

Tianwei Solar USA

We have established a wholly-owned subsidiary of Hoku Corporation called Tianwei Solar USA, Inc., or Tianwei Solar, which serves as the primary, direct reseller of Tianwei PV modules in North America pursuant to a Reseller Agreement with Tianwei entered into in November 2011.  Pursuant to the terms of the Reseller Agreement, Tianwei Solar will market, distribute and sell Tianwei’s full range of UL-listed PV modules in North America.  Tianwei will provide sales and marketing support in the form of print and other advertising media, and it will contribute dedicated technical and sales representatives to assist Tianwei Solar.  Tianwei Solar will receive all marginal profit recognized from the sale of the PV modules.  The initial term of the Reseller Agreement is one year, and it will automatically renew unless either party terminates by providing prior written notice to the other party.

To support this activity, we plan to expand our presence on the U.S. mainland to encompass PV module sales personnel, operations and logistics expertise, product engineers, branding and marketing capacity, and support services including legal, finance and accounting.

We have established an office in Southern California for this module distribution business and will initially focus on developing key sales channels within the commercial and residential segments of the distributed generation solar market. Tianwei Solar and Tianwei will concurrently work to expand sales into the utility market.

Financial Operations Review

During the three and nine months ended December 31, 2011, we derived all of our revenue through PV system installation, resale of PV modules, and ancillary services related to Hoku Solar. We expect that all of our revenue will be derived through PV system installations, resale of PV modules, the sale of electricity, and the sale of polysilicon manufactured at our planned polysilicon production facility in Pocatello, Idaho.

During the three and nine months ended December 31, 2011, our revenue was $7.1 million and $9.5 million, respectively, comprised of PV system installations, the resale of PV modules, and the sale of electricity.

Consolidated Results of Operations

The following analysis of the unaudited consolidated financial condition and results of operations of Hoku Corporation and its subsidiaries should be read in conjunction with the consolidated financial statements and the related notes thereto in this Quarterly Report on Form 10-Q.

Comparison of Three Months Ended December 31, 2011 and 2010

Revenue. Revenue was $7.1 million for the three months ended December 31, 2011, compared to $1.2 million for the same period in fiscal 2011. Revenue in both periods was primarily comprised of PV system installations, the resale of PV modules and the sale of electricity.

Cost of Revenue. Cost of revenue was $6.4 million for the three months ended December 31, 2011, compared to $948,000 for the same period in fiscal 2011. Cost of revenue primarily consisted of employee compensation and supplies and materials for the PV system installation, and resale of PV modules.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11.3 million for the three months ended December 31, 2011, compared to $3.3 million for the same period in fiscal 2011.  The increase of $8.0 million was primarily due to electricity costs related to the construction of the Polysilicon Plant of $5.2 million, increases in payroll expense of $1.5 million, facility and equipment maintenance of $375,000, and employee uniforms and tools of $236,000.  In addition, the increase was due to expenses related to recruiting of $184,000, depreciation expense of $133,000, a liquidated damages fee of $132,000, insurance of $123,000, and rent primarily for corporate, warehouse and storage facilities of $114,000.

Interest and Other Income. Interest and other income was $27,000 for the three months ended December 31, 2010.  Interest and other income for the three months ended December 31, 2010 was primarily comprised of a general excise tax refund of $21,000, the reversal of prior accruals for general excise tax reserves due to the expiration of the statute limitations of $5,000, and interest income of $1,000.

Comparison of Nine Months Ended December 31, 2011 and 2010

Revenue. Revenue was $9.5 million for the nine months ended December 31, 2011, compared to $3.4 million for the same period in fiscal 2011.  Revenue in both periods was primarily comprised of PV system installations, the resale of PV modules and the sale of electricity.

Cost of Revenue. Cost of revenue was $8.4 million for the nine months ended December 31, 2011, compared to $2.4 million for the same period in fiscal 2011. Cost of revenue primarily consisted of employee compensation and supplies and materials for the PV system installation, the resale of PV modules.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $29.6 million for the nine months ended December 31, 2011, compared to $8.8 million for the same period in fiscal 2011.  The increase of $20.8 million was primarily due to electricity costs related to the construction of the Polysilicon Plant of $13.5 million, an increase in payroll expense of $4.5 million, which includes stock compensation, and the issuance of a warrant to Solargiga of $1.4 million.  In addition, the increase in expenses included costs related to facility and equipment maintenance of $507,000, rent primarily for corporate, warehouse and storage facilities of $493,000, insurance of $350,000, and employee uniforms and tools of $266,000. These increases were offset by a $743,000 decrease in costs related to the initial polysilicon production demonstration completed in April 2010, and a $639,000 decrease in costs related to a reimbursement received from the State of Idaho for training costs incurred.

Interest and Other Income. Interest and other income was $166,000 for the nine months ended December 31, 2010.  Interest and other income for the nine months ended December 31, 2010 was primarily comprised of a foreign currency transaction gain of $107,000 related to Euro-based invoices, the reversal of prior accruals for general excise tax reserves due to the expiration of the statute limitations of $36,000, a general excise tax refund of $21,000 and interest income of $2,000.

Liquidity and Capital Resources

We have incurred significant net losses since inception and we have relied on our ability to fund our operations principally through borrowings under credit agreements, prepayments on long-term polysilicon contracts and registered and unregistered offerings of our securities. Even if we are successful in securing additional long-term polysilicon contracts that could provide additional prepayments, and our existing customers fulfill their obligations to make additional prepayments when due (of which there can be no assurances), we will still need to seek additional financing to complete our Polysilicon Plant.  As of December 31, 2011, we had cash and cash equivalents on hand of $3.2 million and current liabilities of $236.8 million.

Tianwei, our majority shareholder has committed to provide us financial support for our ongoing operations, planned capital expenditures and debt service requirements until at least April 1, 2012.  In addition, Tianwei has provided standby letters of credit as collateral for our third-party debt with a principal amount of $314.7 million as of December 31, 2011.

Under the terms of all of our supply agreements, the failure to deliver polysilicon by the stated delivery dates will allow the customers to terminate the supply agreements, require the repayments of the deposits under the agreements, which in the aggregate amount to $139.8 million as of December 31, 2011, which in turn could result in an event of default under our existing credit agreements with third party lenders.  The event of default under our existing credit agreements could result in our lenders accelerating repayment of our third-party debt, which we do not have the resources to repay.  To the extent that the third-party lenders accelerate repayment of the debt, Tianwei has provided a letter of commitment to us that it would not demand repayment from us until the original due dates of the third-party credit agreement ranging from May 2012 through February 2017.

As of December 31, 2011, we have obtained an aggregate of $315.5 million of debt financing through 19 credit agreements to support our operations.  As of December 31, 2011, the total amount outstanding under these credit agreements was $314.7 million.  During the three months ended December 31, 2011, we have obtained an aggregate of $19.4 million of debt financing through two credit agreements with Industrial and Commercial Bank of China Limited, New York Branch, and $22.1 million of debt financing through a credit agreement with Bank of China, New York Branch, to support our operations. All of our credit agreements are secured by letters of credit provided by Tianwei.  The material terms of each credit agreement are described in more detail in Note 6 to the financial statements.  As of December 31, 2011, we have funded approximately $546.9 million of our Polysilicon Plant. In January 2012, we entered into a credit agreement with Industrial and Commercial Bank of China, Limited, New York Branch to provide for one or more term loans in an aggregate principal amount not to exceed $10.0 million.  And in February 2012, we entered into a credit agreement with China Merchants Bank Co., Ltd., New York Branch to provide for a loan in an aggregate principal amount of $10 million.  We estimate that we still need to raise at least an additional $139.8 million to complete the construction of the Polysilicon Plant based upon our current estimate of $700 million to complete construction.

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

The additional capital we have secured since the beginning of fiscal year 2011 has enabled us to settle accounts payable and accrued capital expenditures, and is providing us with the necessary capital to sustain operations.  In addition, we are reserving adequate funding in the event we are required to purchase third-party polysilicon to meet our contractual obligations with our polysilicon customers, and for interest and other financing costs related to our loans.  However, the amount we have secured is not sufficient to complete construction of the Polysilicon Plant, and should there be delays in securing additional financing, we may need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  If we are unable to secure additional financing or structure credit terms with our vendors that are favorable to us, we may also need to curtail construction of the Polysilicon Plant in the fourth quarter of fiscal 2012.  If we have to curtail construction, our excess capital would primarily be used to reduce our current liabilities, to purchase of third-party polysilicon and for working capital needs. Tianwei has committed to assist us in obtaining additional financing for working capital needs and to purchase polysilicon from third-parties to meet our upcoming commitments with the understanding that it will receive fair compensation for the financial services it provides us.  In addition, some of our lenders have lengthy and complex payment approval processes that can result in delays in transferring funds to us following the execution of a loan agreement.  During the three months ended December 31, 2011, we experienced fund transfer delays that caused us to temporarily suspend our construction activities at the Polysilicon Plant.  We have been working with Tianwei to ensure timely receipt of funds from these lenders, and we expect the schedules of fund transfers from China to become more predictable in the near future.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $27.3 million and $6.6 million for the nine months ended December 31, 2011 and 2010, respectively. Net cash used in operating activities for the nine months ended December 31, 2011 primarily reflects the net loss of $28.6 million which resulted in a cash deficit of $26.4 million when adjusted for noncash operating activities and  net cash outflows from working capital of $855,000, primarily from increases in accounts receivable and other current assets.  In comparison, net cash used in operating activities for the nine months ended December 31, 2010 reflected a net loss of $7.6 million or a cash deficit of $6.7 million when adjusted for noncash operating activities.  The cash deficit was offset by net cash inflows from working capital of $139,000, primarily from decreases in other current assets and increases in accounts payable and accrued operating expenditures and deferred revenue.

We had working capital deficits of $221.0 million and $32.6 million as of December 31, 2011 and March 31, 2011, respectively.  The working capital deficits reflect the current portion of notes payable that are due within one year, the increased deployment of funds to construct the Polysilicon Plant in Idaho and the Company’s net losses. In addition, $95.2 million and $25.3 million of deposits from long-term polysilicon contracts were classified as short-term liabilities as of December 31, 2011 and March 31, 2011, respectively, to reflect the prepayments that apply to the product deliveries that are scheduled to ship within one year.

Net Cash Used In Investing Activities.  Net cash used in investing activities was $106.2 million for the nine months ended December 31, 2011, compared to $141.4 million for the same period in fiscal 2011. The net cash used in investing activities in both periods was related to the continuing construction of the Polysilicon Plant.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $118.4 million for the nine months ended December 31, 2011, compared to $151.2 million for the same period in fiscal 2011. The net cash provided by financing activities during the nine months ended December 31, 2011 was primarily due to loan proceeds received from Industrial and Commercial Bank of China, New York Branch of $69.1 million, loan proceeds received from the New York Branch of CITIC Bank International Limited of $8.9 million, and loan proceeds received from Bank of China, New York Branch of $42.1 million.   The net cash provided by financing activities during the nine months ended December 31, 2010 was primarily due to loan proceeds received from China Construction Bank of $57.3 million, loan proceeds received from China Merchants Bank of $68.0 million, loan proceeds received from Industrial and Commercial Bank of China of $15.5 million and deposits received under polysilicon supply agreements of $13.2 million, offset by cash distributions to the minority investor of Hoku Solar Power I of $2.7 million.

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

We do not expect to generate significant revenue until we successfully commence the manufacture and shipment of polysilicon and begin meeting the obligations under our supply contracts.  We have incurred $631.6 million in capital expenditures as of December 31, 2011.  We are currently commissioning the 2,500 metric ton plant, and we expect that it will cost approximately $700 million to add on-site trichlorosilane, or TCS, production and increase our annual production capacity to 4,000 metric tons.

The amount we have secured is not sufficient to complete construction of the Polysilicon Plant, and should there be delays in securing additional financing, we may need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  If we are unable to secure additional financing or structure credit terms with our vendors that are favorable to us, we would also need to curtail construction of the Polysilicon Plant in the first quarter of calendar 2012.  If we have to curtail construction, our excess capital would primarily be used for interest and other financing costs related to our loans, reduce our current liabilities, purchase of third-party polysilicon and for working capital needs.

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

Contractual Obligations

The following table summarizes the contractual obligations that existed as of December 31, 2011. The amounts in the table below do not include time and materials contracts or incentive payments.

Contractual Obligations	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
	(in thousands)
Construction in progress	$8,079	$8,079	$—	$—	$—
Equipment purchases	5,090	5,090	—	—	—
Supply purchases	61,245	27,682	33,563	—	—
Leases	846	297	549	—	—
Deposits – Hoku Materials	139,760	95,227	17,275	8,333	18,925

Total	$215,020	$136,375	$51,387	$8,333	$18,925

City of Pocatello.  In March 2007, we entered into a 99-year ground lease with the City of Pocatello, Idaho, for approximately 67 acres of land and, in May 2007, the City of Pocatello approved an ordinance that authorizes the Pocatello Development Authority to provide us certain tax incentives related to certain necessary infrastructure costs we incur in the construction and operation of our Polysilicon Plant. In May 2009, we entered into an Economic Development Agreement, or the EDA Agreement, with the Pocatello Development Authority, or PDA, pursuant to which PDA agreed to reimburse to us amounts we actually incur in making certain infrastructure improvements consistent with the North Portneuf Urban Renewal Area and Revenue Allocation District Improvement Plan and the Idaho Urban Renewal Law, or the Infrastructure Reimbursement, and an additional amount as reimbursement for and based on the number of full time employee equivalents we create and maintain, or the Employment Reimbursement, at the Polysilicon Plant.  The parties agreed that (a) the Infrastructure Reimbursement will be an amount that is equal to 95% of the tax increment payments PDA actually collects on the North Portneuf Tax Increment Financing District with respect to our real and personal property located in such district, or the TIF Revenue, up to approximately $26.0 million, less the actual Road Costs (defined below), and (b) the Employment Reimbursement will be an amount that is equal to 50% of the TIF Revenue, up to approximately $17.4 million.  Each of the Infrastructure Reimbursement and the Employment Reimbursement will be made to us over time as TIF Revenue is received, and only after the costs of completing a public access road to the Polysilicon Plant, in an amount not to exceed $11.0 million, or the Road Costs, has been paid to PDA out of TIF Revenue, and up to $2.0 million in capital costs has been paid to the City of Pocatello out of TIF Revenue.  As of December 31, 2011, we have received $629,000 in connection with the Employment Reimbursement.

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

As of December 31, 2011, pursuant to the contract with GEC and MSA, we received all 16 hydrogen reduction reactors, eight hydrogenation reactors, and related equipment, at the Polysilicon Plant.

During the nine months ended December 31, 2011, we made payments to GEC and MSA of 495,000 Euros or $704,000, and as of December 31, 2011, we paid GEC and MSA an aggregate amount of 19.5 million Euros or $27.4 million.

Idaho Power Company. We entered into an Electric Service Agreement with Idaho Power, or the ESA, for the supply of electric power and energy to us for use in the Polysilicon Plant, subject to the approval of the Idaho Public Utilities Commission, or the IPUC. The term of the ESA is four years, beginning in June 2009 and will expire in May 2013.  During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to us at certain fixed rates, which are subject to change only by action of the IPUC.  After the initial term of the ESA expires, either we or Idaho Power may terminate the ESA without prejudice.  If neither party chooses to terminate the ESA, then Idaho Power will continue to provide electric service to us.  Beginning in May 2011, we are required to make a minimum monthly payment ranging between $1.1 million and $1.9 million per month.  In addition, pursuant to applicable tariff regulations and under the ESA, in October 2011, we paid Idaho Power a cash deposit in the amount of $4 million, which may be applied to our monthly bills.  The deposit will be held for a minimum of 12 months and may be refunded to us, plus interest, if we meet certain criteria based on Idaho Power’s credit evaluation.

As of December 31, 2011, we were contractually obligated to pay approximately $61.2 million to Idaho Power over the term of the ESA.  During the nine months ended December 31, 2011, we made payments to Idaho Power of $17.2 million.

In February 2012, we filed a stipulation (the “Stipulation”) with the IPUC to amend the ESA.  If the Stipulation is approved by IPUC, we will enter into an amended and restated Electric Service Agreement (the “AESA”) based on the terms set forth in the Stipulation.

Pursuant to the AESA, we would be granted an 18-month deferral period from January 1, 2012 to June 30, 2013 during which our monthly billed energy charge would be reduced from $2.0 million to $800,000.  We would also be required to make an extra one-time payment to Idaho Power of $3.8 million, and Idaho Power would apply $2.0 million of our existing $4.0 million deposit to the one-time payment.  We would be charged an additional $100,000 per month during the 18-month deferral period in order to pay off the remaining amount of the one-time payment.

Idaho Power would create a balancing account during the 18-month deferral period for the difference between the monthly minimum billed energy under the ESA and the monthly billed energy that results from the ESA. The maximum amount of this balancing account would be capped at $16.5 million and would be balanced against our actual energy consumption during the deferral period.  Beginning in January 2014, we would be required to repay the balancing account by making additional payments to Idaho Power equal to 1/12th of the total amount of the balancing account until the balancing account reaches zero.

Our monthly power demand would be capped at 20,000 kilowatts during the 18-month deferral period, and if we exceed that cap, we would be charged the Monthly Minimum Billed Energy Charge according to the ESA for the remainder of the 18-month deferral period.  The term of the ESA would be extended to December 1, 2014, during which time we will pay embedded-cost rates beginning with service provided on and after December 1, 2013, including the then applicable Minimum Billed Energy Charge.

PVA Tepla Danmark. In April 2008, we entered into an agreement with PVA Tepla Danmark, or PVA, for the purchase and sale of slim rod pullers and float zone crystal pullers. Under the agreement, PVA is obligated to manufacture and deliver the slim rod pullers and float zone crystal pullers for the Project. Slim rod pullers are used to make thin rods of polysilicon that are then transferred into polysilicon deposition reactors to be grown through a chemical vapor deposition process into polysilicon rods for commercial sale to our end customers. The float zone crystal pullers convert the slim rods into single crystal silicon for use in testing the quality and purity of the polysilicon. The total fees payable to PVA is approximately $6.0 million, which is payable in four installments, the first of which was made in August 2008. Either party may terminate the agreement if the other party is in material breach of the agreement and has not cured such breach within 180 days after receipt of written notice of the breach, or if the other party is bankrupt, insolvent, or unable to pay its debts.  In June 2011, we amended this agreement to restructure the payment terms with PVA, pursuant to which in July 2011, we paid $318,000, delivered a letter of credit in the amount of $636,000, and paid $318,000 in December 2011.

During the nine months ended December 31, 2011, we made payments to PVA of $2.7 million, and as of December 31, 2011, we had paid PVA an aggregate amount of $6.6 million. As of December 31, 2011, the slim rod pullers and float zone crystal pullers have been delivered and accepted.

Evonik Degussa Corporation.  In March 2010, we entered into an agreement with Evonik Degussa Corporation, or Evonik, for the supply of TCS for use in the manufacturing of polysilicon for a term of approximately one year ending in February 2011. In April 2010, we paid Evonik a $100,000 deposit for the ISO containers that will transport the TCS to our facility in Pocatello, Idaho.  Evonik will return our deposit upon expiration of the initial term and completion of our obligations under the agreement; however, we expect the agreement to be amended.  In February 2011, we amended and restated this agreement to, among other things, extend the term of the agreement to November 2011.  Pricing is fixed based on the quantity supplied in each calendar month and based on our frequency of payment.  Pursuant to the agreement, Evonik is required to provide a minimum amount of TCS per calendar month, and it will use commercially reasonable efforts to provide additional quantities that we may request in addition to the monthly minimum amount.  The amended agreement required that we purchase, pay for, and accept a minimum quantity of TCS by August 2011 or pay liquidation damages of $33,000 per month until we accept the minimum quantity.  We did not accept the minimum quantity by August 2011 and as of December 31, 2011 have paid $66,000 in liquidated damages.

The aggregate net value of the TCS to be purchased under the amended agreement during the term is approximately $13.5 million. During the nine months ended December 31, 2011, we made payments to Evonik of $1.2 million, and as of December 31, 2011, we paid Evonik an aggregate amount of $1.3 million.

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

Revenue Recognition. Revenue from polysilicon, PV system installations, the resale of PV system installation inventory, and the sale of electricity is recognized when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectability of the arrangement fee is reasonably assured. PV system installation contracts may have several different phases with corresponding progress billings.

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

We entered the PV system installation business in fiscal year 2008.  Prior to April 1, 2010, due to the short period of time we were in the PV system installation business, we did not have the historical experience or the procedures in place to develop reasonably dependable estimates of costs and therefore utilized the completed contract method to record revenue for PV contracts.  Subsequent to this startup period, we have developed history and reliable processes and procedures of projecting and tracking contract fulfillment costs, in order to develop reasonably dependable estimates which are required to use the percentage-of-completion method.  In applying the percentage-of-completion method, we determine the percentage of contract completion on the basis of engineering, labor, subcontractor and other installation costs and excludes material and other non-installation contract costs, which are not considered the primary cost determinants in gauging the progress of the PV system contract.  Revenue and related costs are recognized proportionately based on the completion percentage of each project and considering the current estimate of remaining costs required to complete the project.

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

Accounting for the Impairment or Disposal of Long Lived Assets.  As of December 31, 2011, primarily all of our long lived assets related to the construction-in-progress of our Polysilicon Plant and PV systems. In accounting for long-lived assets, we must make estimates about the expected useful lives of the assets, the expected residual values of the assets and the potential for impairment based on the fair value of the assets and if the cash flows they expect to generate are insufficient to support the carrying value of the assets.

During the quarter ended December 31, 2011, we observed a significant decline in the market prices for solar-grade polysilicon, caused by an oversupply of polysilicon relative to demand in the solar materials supply chain. We concluded that the decline in the price in solar-grade polysilicon represented an event that indicated that the carrying value of our Polysilicon Plant under construction may not be recoverable.  We commenced with an impairment analysis to assess the recoverability of the Polysilicon Plant, which required the use of various inputs and assumptions over future periods.  In this analysis, we evaluated the following items key assumptions in determining whether the carrying value of the Polysilicon Plant exceeded the expected future undiscounted cash flows:

·	total costs to complete construction, including capitalized interest, of $700 million;
·	an expected useful life of the Polysilicon Plant of 30 years;
·	the projected costs to replace equipment with an average estimated useful life of 15 years during the life of the Polysilicon Plant;
·	an expected weighted average cost to produce polysilicon;
·	an expectation that substantially all polysilicon will be sold either to third parties or the Company’s parent company, Tianwei; and
·	the estimated market prices over the estimated 30 year life of the Polysilicon Plant.

In developing these assumptions, we considered the expected operating results based upon internal projections and engineering analyses. Estimated market prices of polysilicon over the estimated 30 year life of the polysilicon plant were based on the assumption that the market price at December 31, 2011 was approximately $30 per kilogram.  It was also assumed that the long term market price for polysilicon would experience a recovery beyond the rate of inflation due to a rebalancing of supply and demand that would result in a stabilization of prices.  As of December 31, 2011, the sum of the expected future undiscounted cash flows from the polysilicon plant exceeded its carrying amount; therefore we concluded the carrying amount of the plant is recoverable.

There are inherent uncertainties related to the significant assumptions used in our analysis.  For example, we are assuming that our cost to produce polysilicon will be at the lower end of the reported average production costs of our competitors that use similar production processes.  Our expected cost to produce polysilicon is based on our internal projections.  If the actual cost to produce polysilicon were to exceed our cost projections, or if we are unable to sell substantially all polysilicon at a sales price that eventually recovers at a rate greater than the rate of inflation, we may be unable to recover our investment in our polysilicon plant absent any reduction in related capital costs. Additionally, the actual cost to construct and equip the polysilicon plant may be significantly higher than our estimated cost.  Changes in construction costs resulting from increased demand, modifications in construction timelines, changes in the design, delays in the construction schedule and other factors could cause the actual cost of the polysilicon plant to exceed the estimated cost.  Technological development in the solar power industry could reduce market demand for polysilicon or allow for lower cost production of polysilicon by our competitors, which could cause revenues and profits to decline, which may impact the estimated useful life of the polysilicon plant.

As of December 31, 2011, based on the assumptions discussed above, the sum of the expected future undiscounted cash flows from the polysilicon plant exceeded its carrying amount; therefore we concluded the carrying amount of the plant is recoverable.

In addition to further declines in the market prices of polysilicon and/or a lack of recovery of the market prices of polysilicon at a rate greater than the rate of inflation, certain other events or changes in circumstances in the future may also indicate that the carrying amount of the Polysilicon Plant may not be recoverable. Such events or circumstances include, but are not limited to, a change in expected demand for polysilicon, an increase in construction costs, a decrease in the expected life of the Polysilicon Plant, an increase in projected costs to replace equipment, an increase in the expected production cost, and/or a decrease in the production capacity.

Notes Payable and Warrants. We account for the warrant and debt agreement with Tianwei and the warrant issued to Solargiga based on their relative fair values in proportion to the loan proceeds.  The fair values of the warrants were calculated using the Black-Scholes option pricing model, which requires the input of several subjective assumptions including the life of the warrants and the expected volatility of the warrants at the time the warrants were granted. The fair value of the debt was based on the present value of cash flows at the estimated market interest rate.

The assumptions used in calculating the warrants and debt represent our management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. In estimating market interest rate, we relied on available marketplace information of similar transactions.

Item 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve our capital for the purpose of funding our operations. To achieve this objective, our investment policy allows us to maintain a portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, auction instruments, corporate and government bonds and certificates of deposit. These investments are generally short-term in nature and highly liquid.  As of December 31, 2011, we did not maintain any short-term investments.  Our cash and cash equivalents as of December 31, 2011 were $3.2 million.

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

As of December 31, 2011, we had cash and cash equivalents on hand of $3.2 million and current liabilities of $236.8 million. Cash used in operations was approximately $27.3 million for the nine months ended December 31, 2011.

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

We will need additional financing to complete the construction of the Polysilicon Plant, and should there be delays in securing additional financing, we will need to implement cost and expense reduction programs and other programs to generate cash that are not currently planned, but are responsive to our liquidity requirements.  Reduction of expenditures could have a material adverse effect on our business. If we are unable to secure additional financing or structure credit terms with our vendors that are favorable to us, based on the current level of capital available to us, we may need to curtail construction of the Polysilicon Plant.  If we elect to curtail construction, we would not be able to produce our own polysilicon to meet the delivery requirements under certain of our polysilicon supply agreements.  In order to avoid breaching these contracts, we may be required to purchase polysilicon from third parties for delivery under certain of our polysilicon supply agreements unless we are able to successfully negotiate amendments to these agreements.

Since the beginning of fiscal year 2011, we have entered into 21 bank credit agreements that provided us an aggregate of $334.7 million to fund our operations. We will need additional capital to complete the construction of the Polysilicon Plant, and we plan on raising this money through one or more subsequent debt and/or equity offerings and possibly prepayments from new customer contracts.  We cannot be certain that we will be able to obtain equity or debt financing in time to enable us to meet our current construction schedule, on terms acceptable to us, or at all. In addition, some of our lenders have lengthy and complex payment approval processes that can result in delays in transferring funds to us following the execution of a loan agreement.  During the three months ended December 31, 2011, we experienced fund transfer delays that caused us to temporarily suspend our construction activities at the Polysilicon Plant.  We have been working with Tianwei to ensure timely receipt of funds from these lenders, and we expect the schedules of fund transfers from China to become more predictable in the near future.

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

Pursuant to our existing supply agreements with Suntech, Hanwha SolarOne, Jinko, Tianwei, Solargiga and Alex, as of December 31, 2011, we have received prepayments for future product deliveries in an aggregate amount of $139.8 million.  Our supply agreements contain production and delivery milestones that, if not met, allow the counterparty to these agreements and require us to refund any prepayments received under such agreements. We were obligated to commence delivery of polysilicon to our customers beginning in June 2011 under these agreements. However, we did not make shipments to our customers within the timeline required under these supply agreements, and we are in discussion with them to amend the supply agreements to extend the delivery dates or change other terms in order avoid a breach of the supply agreements.   We have been advised by certain customers that if we fail to deliver polysilicon in accordance with our supply agreements, which may include third-party polysilicon, they intend to terminate the supply agreement and seek a refund of their prepayment.  Since June 2011, we have renegotiated amendments to our supply agreements with Suntech, Jinko and Solargiga to, among other things, adjust the pricing terms and extend the delivery dates.  However, there are no assurances that we will be successful in renegotiating amendments to the remaining supply agreements, and failure to do so would result in the termination of the agreements, which will materially harm our business.

To the extent any supply agreement is terminated for any reason, we will not receive any further prepayments from the counterparty.  In some circumstances we will be required to refund prepayments received under any terminated amended supply agreement and will not receive promised additional prepayments, and consequently we will need to secure new funds to cover the refund obligation and to provide adequate financing for the completion of the construction of our Polysilicon Plant.  In addition, we would be required to refund an amount equal to 150% of the prepayments received under the Jinko supply agreement or Alex supply agreement if either agreement were terminated due to our failure to deliver polysilicon in accordance with the applicable agreement.  Securing new funds may delay the anticipated timing of completion of the Polysilicon Plant, which delay may result in us failing to meet our delivery requirements under our other supply agreements. We may not be able to secure new funds on terms as favorable to us as those under the amended supply agreements, or at all. If we are unable to secure new funds, we will not be able to complete construction of the Polysilicon Plant, our business will be materially harmed and we may be forced to delay, alter or abandon our planned business operations.

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

Under the supply agreement with Hanwha SolarOne, or SolarOne, formerly known as Solarfun Power Hong Kong Limited, a subsidiary of Solarfun Power Holdings Co., Ltd., because we failed to commence the delivery of polysilicon by June 2011, SolarOne has the right to terminate the supply agreement, in which event we would be obligated to repay the prepayments under the supply agreement.  We did not make any shipments to SolarOne by June 2011, and we are in discussions with SolarOne regarding a possible amendment of the agreement.  Similarly under the supply agreement with Alex, because we failed to commence the delivery of polysilicon by September 2011, Alex has the right to terminate the supply agreement, in which event we would be obligated to pay an amount equal to 150% of the prepayments under the supply agreement.  We did not make any shipments to Alex by September 2011, and we are in discussions with Alex regarding a possible amendment of the agreement.  There can be no assurance that we will succeed in negotiating an amendment with SolarOne or Alex.  If SolarOne or Alex terminates our supply agreement, it could be viewed as an event of default under each of the credit agreements described above.  If we are determined to be in default, our lenders will have the right to declare the outstanding principal and unpaid interest thereon due and payable.

Under the terms of all of our supply agreements, the failure to deliver polysilicon by the stated delivery dates will allow the customers to terminate the supply agreements and require the repayments of the deposits under the agreements, which is in the aggregate amount to $139.8 million, and in the case of the Jinko or Alex supply agreements would require payment of an amount equal to 150% of the prepayments received at the time of termination.  Any such termination in turn could result in an event of default under our existing credit agreements with our third party lenders, which could result in our lenders accelerating repayment of our third party debt, which we do not have the wherewithal to repay.  The third-party credit agreements are all secured by standby letters of credit drawn by our majority shareholder, Tianwei, as collateral.  To the extent that the third-party lenders accelerate repayment of the debt, Tianwei has provided a letter of commitment to us that it would not demand repayment from us until the original due dates of the third party credit agreements ranging from May 2012 through February 2017.

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

If we are unable to successfully renegotiate our agreement with Idaho Power Company, we may be unable to operate the Polysilicon Plant.

We entered into an Electric Service Agreement with Idaho Power, or the ESA, for the supply of electric power and energy to us for use in the Polysilicon Plant. The term of the ESA is four years, beginning in June 2009 and will expire in May 2013.  During the term of the ESA, Idaho Power agrees to make up to 82,000 kilowatts of power available to us at certain fixed rates, which are subject to change only by action of the Idaho Public Utilities Commission, or the IPUC.  Beginning in May 2011, we are required to make a minimum monthly payment ranging between $1.1 million and $1.9 million per month.  In February 2012, we filed a stipulation (the “Stipulation”) with the IPUC to amend the ESA.  If the Stipulation is approved by IPUC, we will enter into an amended and restated Electric Service Agreement (the “AESA”) based on the terms set forth in the Stipulation.  However, if we are unable to obtain IPUC approval for the AESA, we may be unable to remit our minimum monthly payment to Idaho Power, which may prompt Idaho Power to disconnect us from the power grid.  If we are disconnected from the power grid, we may be unable to start-up or operate the Polysilicon Plant.

We may be required to procure third-party polysilicon to meet our contractual delivery requirements. If we are unable to secure adequate quantities of solar-grade polysilicon on favorable terms and at the times needed, our business will be materially harmed.

Due to the delays in financing and the inability to meet our initial delivery of polysilicon to our customers under existing agreements, we may be required to procure third-party polysilicon to meet our contractual delivery requirements.  There are no assurances that we will be able to secure solar-grade polysilicon at the time and in the amounts needed on favorable terms.  As we will be required to procure third-party polysilicon in the open market, our cost to purchase polysilicon could be in excess of our contractual sales prices or could result in no profit or a loss. If we are unable to secure polysilicon on favorable terms and at the times needed, our business, financial condition and results of operations will be materially harmed.

The actual cost to construct and equip our Polysilicon Plant may be significantly higher than our estimated cost.

We previously estimated the total cost for construction of approximately $410 million.  However, in February 2011, we determined that the total costs will be greater than our previous estimates.  We have incurred $631.6 million in capital expenditures as of December 31, 2011.  We are currently commissioning the 2,500 metric ton plant, and we expect that it will cost approximately $700 million to add on-site trichlorosilane, or TCS, production and increase our annual production capacity to 4,000 metric tons.

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

Fluctuations in demand for polysilicon and industrial production capacity for polysilicon could harm our business and results of operations.

During fiscal year 2012, spot market prices of polysilicon decreased dramatically with an increase in supply. During the quarter ended December 31, 2011, we observed a decline in the market prices for solar-grade polysilicon, caused by an overall softening of demand in the solar materials supply chain. There is no assurance that the market condition for solar-grade polysilicon will improve, and any further decreases in demand and polysilicon prices could materially harm our business, financial condition, results of operations, as well as our ability to generate positive gross margins and operating cash flows.

Conversely, industry–wide shortages of polysilicon could result in dramatic increases in the long-term contract and spot prices for polysilicon.  Under our long-term supply agreements with major customers that contain fixed prices, we would be forced to sell the polysilicon we produce at prices that are below the then prevailing spot prices.  To the extent we are unable to take advantage of price increases, either in spot or contract prices, it would have a negative impact on our results of operations and financial condition.

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

We have a limited operating history and, in fiscal 2008, we decided to enter the photovoltaic system installation and polysilicon markets and to redirect efforts and resources that were historically directed toward the fuel cell market. If we are unable to generate significant revenue from our photovoltaic system installations and polysilicon segments, our business will be materially harmed.

We were incorporated in March 2001 and have a limited operating history. We have cumulative net losses since our inception through December 31, 2011.  In fiscal 2007, we announced a change in our main business and our intention to form a polysilicon business through our subsidiary, Hoku Materials, and a photovoltaic, or PV, system installation business through our subsidiary, Hoku Solar. The polysilicon business includes developing production capabilities for, and the eventual production of polysilicon. The PV systems installation business includes the design, engineering, procurement and installation of turnkey PV systems for residential and commercial customers. Prior to our announcement, our business was solely focused on the stationary and automotive fuel cell markets. In September 2010, we elected to discontinue the operations of Hoku Fuel Cells.

We have no prior experience in the polysilicon business. In order to be successful, we are devoting substantial management time and energy and significant capital resources to develop this new business, including the construction of the Polysilicon Plant. We commenced construction in May 2007, and we produced our first product at our production demonstration in April 2010. We expect to begin commercial production of polysilicon beginning in the first half of calendar year 2012, with full-scale production in the second half of calendar year 2012; however, there are no assurances that this schedule will not need to be further modified. We may need to purchase polysilicon from third-parties in order to meet delivery schedules in order to avoid termination of one or more of our customer supply contracts.  In addition, delays in polysilicon shipments could result in the termination of a customer supply contract, which could require us to refund substantial amounts of prepayments made to us for future product deliveries. We have encountered, and expect that we will continue to encounter, significant challenges relating to our entry into the polysilicon industry and changes in that industry, including potentially significant increases in polysilicon supply and falling polysilicon prices. If we are unable to address these risks and other risks successfully, our business, financial condition and results of operations will be materially and adversely affected.

If any of our project engineering, construction, or key equipment vendors are late in providing their contract deliverables, we may be unable to complete the construction of the Polysilicon Plant to begin commercial shipments during the first half of calendar year 2012, or at all, which could materially harm our business.

We have contracts with Stone & Webster, Inc. JH Kelly, LLC, GEC Graeber Engineering Consultants GmbH and MSA Apparatus Construction for Chemical Equipment, Ltd., Idaho Power Company, Dynamic Engineering Inc., PVA Tepla Danmark, Polymet Alloys, Inc., Evonik Degussa Corporation, and our other vendors, contractors and consultants who are providing key services, equipment, and supplies for the engineering and construction of the Polysilicon Plant. We have experienced delays in the performance or delivery of these services, equipment, and goods under some of these agreements, which resulted in delays in our production schedule and increased our costs to construct the Polysilicon Plant.  If we experience additional delays in the performance or delivery of the services, equipment, or goods under any of these respective agreements, we may be unable to commence production of polysilicon in the first half of calendar year 2012, with full-scale production in the second half of calendar year 2012, or deliver the volume of polysilicon that is required under our polysilicon supply agreements.  If we are unable to meet these scheduling goals, our business, financial condition and results of operations will be materially and adversely affected.

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

Our stock price is volatile and between April 1, 2011 and December 31, 2011, our stock had low and high sales prices in the range of $0.50 to $2.25 per share.  During fiscal 2011, the stock market in general experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, including:

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

As of December 31, 2011, Tianwei owns 33,379,287 shares of our common stock, and holds a warrant to purchase an additional 10 million shares of our common stock, together representing approximately 67% of our total outstanding shares of common stock.  Tianwei has the right to nominate four out of seven of our directors until the earlier of (i) Tianwei (together with its affiliates) ceasing to be our largest individual stockholder or (i) Tianwei (together with its affiliates) owning less than 25% of the outstanding shares of our common stock.

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

If our common stock is delisted from The Nasdaq Global Market, it will reduce the liquidity of our common stock, depress the value of our common stock, and materially harm our business.

In January 2012, we received a written notice from The Nasdaq Stock Market indicating that, for 30 consecutive business days, the bid price for our common stock had closed below the minimum $1.00 per share required for continued inclusion on The Nasdaq Global Market under Nasdaq Listing Rule 5450(a)(1). The notification letter states that we will be afforded 180 calendar days, or until July 10, 2012, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock must maintain a minimum bid closing price of at least $1.00 per share for a minimum of ten consecutive business days.

NASDAQ’s letter further states that if we do not regain compliance with the minimum bid price requirement, we may be eligible for additional time under NASDAQ Marketplace Rule 5810(c)(3)(A)(ii) for an additional 180 day period if we submit, no later than July 10, 2012, an application to transfer our common stock to the NASDAQ Capital Market.  We will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards of the NASDAQ Capital Market, with the exception of the minimum bid price requirement, and will need to provide written notice of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split if necessary.  NASDAQ staff will make a determination of whether it believes we will be able to cure this deficiency, or should we determine not to submit a transfer application to the NASDAQ Capital Market, NASDAQ will provide written notification that our common stock will be subject to delisting from the NASDAQ Global Market.  At that time, we may appeal NASDAQ’s decision to a NASDAQ Hearings Panel.

We intend to actively monitor the bid price for our common stock between now and July 10, 2012, and will consider all available options to resolve the deficiency and regain compliance with the Nasdaq minimum bid price requirement.  There is no assurance that we will be able to regain compliance or otherwise meet the continued listing requirements to transfer to NASDAQ Capital Mark.  If we fail to continue to meet the applicable NASDAQ listing requirements and Nasdaq determines to delist our common stock, it could adversely affect the market liquidity and value of our common stock, impair our ability to obtain financing and material harm our business operations.

Item 6.          EXHIBITS

(a)  Exhibits

The following exhibits are included, or incorporated by reference, in this Form 10-Q (and are numbered in accordance with Item 601 of Regulation S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1	Credit Agreement, dated October 5, 2011, between Hoku Corporation and Industrial and Commercial Bank of China, Limited, New York Branch.	8-K	000-51458	10.1	10/06/11

10.2	Reimbursement Agreement, dated October 5, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	10/06/11

10.3	Credit Agreement, dated October 12, 2011, between Hoku Corporation, Hoku Materials, Inc. and Bank of China, New York Branch.	8-K	000-51458	10.1	10/14/11

10.4	Reimbursement Agreement, dated October 12, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	10/14/11

10.5††	Reseller Agreement, dated November 14, 2011 between Tianwei Solar USA, Inc. and Tianwei New Energy Holdings Co., Ltd.					*

10.6	Credit Agreement, dated November 30, 2011, between Hoku Corporation and Industrial and Commercial Bank of China, Limited, New York Branch.	8-K	000-51458	10.1	12/01/11

10.7	Reimbursement Agreement, dated November 30, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	12/01/11

10.8††	Amendment No. 2 to Second Amended & Restated Supply Agreement, dated December 27, 2011, between Hoku Materials, Inc. and Wealthy Rise International, Ltd.					*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification required of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1#	Form 10-Q Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

32.2#	Form 10-Q Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

††	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 5, 2012.

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

Exhibit No.	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed Herewith

10.1	Credit Agreement, dated October 5, 2011, between Hoku Corporation and Industrial and Commercial Bank of China, Limited, New York Branch.	8-K	000-51458	10.1	10/06/11

10.2	Reimbursement Agreement, dated October 5, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	10/06/11

10.3	Credit Agreement, dated October 12, 2011, between Hoku Corporation, Hoku Materials, Inc. and Bank of China, New York Branch.	8-K	000-51458	10.1	10/14/11

10.4	Reimbursement Agreement, dated October 12, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	10/14/11

10.5††	Reseller Agreement, dated November 14, 2011 between Tianwei Solar USA, Inc. and Tianwei New Energy Holdings Co., Ltd.					*

10.6	Credit Agreement, dated November 30, 2011, between Hoku Corporation and Industrial and Commercial Bank of China, Limited, New York Branch.	8-K	000-51458	10.1	12/01/11

10.7	Reimbursement Agreement, dated November 30, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	12/01/11

10.7	Reimbursement Agreement, dated November 30, 2011, between Hoku Corporation and Tianwei New Energy Holdings Co., Ltd.	8-K	000-51458	10.2	12/01/11

10.8††	Amendment No. 2 to Second Amended & Restated Supply Agreement, dated December 27, 2011, between Hoku Materials, Inc. and Wealthy Rise International, Ltd.					*

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

31.2	Certification required of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					*

32.1#	Form 10-Q Certification of Chief Executive Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

32.2#	Form 10-Q Certification of Chief Financial Officer required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					*

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

††	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Securities and Exchange Commission.

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